Form 10-Q
period 1996-03-31
SUPERGEN INC
filed 1996-05-14
CIK 919722

                                   United States
                          Securities and Exchange Commission
                                Washington, D.C. 20549

                                      FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1996

                               OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
    For the transition period from           to
                                    ---------    ---------

                          Commission file number    0-27628

                                    SUPERGEN, INC.
                                 --------------
       (exact name of registrant as specified in its charter)

              CALIFORNIA                           94-3132190
               ----------                          -----------
        (State or other jurisdiction        (I.R.S. Employer Identification
    of incorporation or organization)       Number)

    6450 HOLLIS STREET,EMERYVILLE,CALIFORNIA               94608
     ----------------------------------------               -----
    (Address of principal executive offices)              (Zip Code)

                                   (510) 655 - 1075
                                ----------------
                (registrant's telephone number including area code)

                                 Not applicable
- - ---------------------------------              -------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes        No    X
    ------    --------

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock $.001 par value, outstanding as of May 13, 1996 was 16,803,529.

                                    SUPERGEN, INC
                            (A DEVELOPMENT STAGE COMPANY)
                                  TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                PAGE NO.

    Item 1 - Financial Statements

         Condensed Balance Sheets as of March 31, 1996           3
         and December 31, 1995

         Condensed Statements of Operations for the three        4
         months ended March 31, 1996 and 1995 and for the period from inception to March 31, 1996

         Condensed Statements of Cash Flows for the three        5
         months ended March 31, 1996 and 1995 and for the period from inception to March 31, 1996

         Notes to Condensed Financial Statements                 6

    Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7

PART II  OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Securities
         Holders                                                16

    Item 6 - Exhibits and Reports on Form 8-K                   17

                     SUPERGEN, INC.
              (a development stage company)
                CONDENSED BALANCE SHEETS


                                        ASSETS

                                                   March 31,     December 31,
                                                     1996           1995
                                                  (unaudited)      (Note)
                                                  ----------------------------
Current assets:
     Cash and cash equivalents                     $19,587,815     $1,815,420
     Prepaid expenses and other current assets         327,193        134,452
                                                   ---------------------------
       Total current assets                         19,915,008      1,949,872

Property and equipment, at cost:
     Research and development equipment                 83,546         81,894
     Office furniture and fixtures                     149,486        148,932
     Leasehold improvements                             47,208         47,208
                                                   ---------------------------
                                                       280,240        278,034
     Less accumulated depreciation and amortization    141,701        127,713
                                                   ---------------------------
                                                       138,539        150,321
Other assets                                            26,390         61,390
                                                   ---------------------------
       Total assets                                $20,079,937     $2,161,583
                                                   ---------------------------
                                                   ---------------------------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities         $617,812       $298,328
     Accrued compensation and related expenses         191,620        212,266
                                                   ---------------------------
       Total current liabilities                       809,432        510,594


Shareholders' equity:
     Preferred stock, $.001 par value; 2,000,000
      shares authorized; none outstanding
     Common stock, $.001 par value; 40,000,000
      shares authorized; 16,279,227 and
      12,752,427 shares issued and outstanding
      at March 31, 1996 and December 31, 1995       35,991,543     17,213,067
     Deficit accumulated during the development
      stage                                        (16,721,038)   (15,562,078)
                                                   ---------------------------
      Total shareholders' equity                    19,270,505      1,650,989
                                                   ---------------------------
      Total liabilities and shareholders' equity   $20,079,937     $2,161,583
                                                   ---------------------------
                                                   ---------------------------


              See accompanying notes to condensed financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    SUPERGEN, INC.
                            (a development stage company)
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                                 March 1, 1991
                                                                  (inception)
                                           Three months ended       through
                                                March 31,           March 31,
                                           1996         1995          1996
                                     ------------------------------------------

Total revenues                           $10,047      $73,499       $191,249
                                     ------------------------------------------

Operating expenses:
     Research and development            900,593      969,606      9,558,635
     Sales and marketing                  70,534       53,744        624,205
     General and administrative         245,337      220,742      2,124,199
     Non-cash charges for
       acquisition of in-process
       research and development                                    4,867,645
                                     ------------------------------------------
          Total operating expenses     1,216,464    1,244,092     17,174,684
                                     ------------------------------------------
Loss from operations                  (1,206,417)  (1,170,593)   (16,983,435)


Interest income, net                      47,457       32,558        262,397
                                     ------------------------------------------
Net loss                             ($1,158,960) ($1,138,035)  ($16,721,038)
                                     ------------------------------------------
                                     ------------------------------------------


Net loss per share                        ($0.09)      ($0.09)
                                     -------------------------
                                     -------------------------

Weighted average shares used
   in computing per share
   amounts                            13,268,330   12,229,559
                                     -------------------------
                                     -------------------------


               See accompanying notes to condensed financial statements

                                       SUPERGEN, INC.
                                (a development stage company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (unaudited)


                                                                  March 1, 1991
                                                                   (inception)
                                            Three months ended       through
                                                 March 31,          March 31,
                                            1996           1995       1996
                                       ----------------------------------------
Operating activities:
     Net loss                          ($1,158,960)  ($1,138,035)  ($16,721,038)
     Adjustments to reconcile net
       loss to net cash used in
       operating activities:
         Depreciation and
           amortization                     13,988        19,123        143,864
         Non-cash charges for
           acquisition of in-process
           research and development                                   4,867,645
     Changes in operating assets and
        liabilities:
          Prepaid expenses and other
            current assets                (192,741)       94,949       (327,193)
          Other assets                      35,000        25,000        (26,390)
          Accounts payable and accrued
            liabilities                    298,838       (14,044)       809,432
                                       ----------------------------------------
Net cash used in operating activities   (1,003,875)   (1,013,007)   (11,253,680)
                                       ----------------------------------------

Investing activities:
    Purchase of property and
      equipment, net                        (2,206)      (25,718)      (282,403)
                                       ----------------------------------------

Financing activities:
    Issuances of common stock           18,778,476                   29,037,153
    Contract research funding from
       affiliated partnerships                                        2,086,745
                                       ----------------------------------------

Net cash provided by financing
  activities                            18,778,476             0     31,123,898
                                       ----------------------------------------
Net increase (decrease) in cash         17,772,395    (1,038,725)    19,587,815
Cash at beginning of period              1,815,420     3,053,031              0
                                       ----------------------------------------
Cash at end of period                  $19,587,815    $2,014,306    $19,587,815
                                       ----------------------------------------
                                       ----------------------------------------


              See accompanying notes to condensed financial statements.

                                    SUPERGEN, INC.
                            (a development stage company)
                       Notes to Condensed Financial Statements
                                    March 31, 1996


1. SuperGen, Inc. is a development stage pharmaceutical company dedicated to the development and commercialization of products intended to treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders, and other serious conditions such as obesity. SuperGen is developing its anticancer portfolio of five generic products and four enhanced or "supergeneric" products. The Company is also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with chemotherapy, radiotherapy, renal failure and aplastic anemia. SuperGen's proprietary obesity pill, which has shown promise in early preclinical and animal studies for chronic genetic obesity, general obesity and type II diabetes, has been cleared by the U.S. Food and Drug Administration (the "FDA") for the commencement of new Phase II human clinical studies.

2. The accompanying unaudited financial statements at March 31, 1996 and 1995 and for the periods then ended, including the inception to date period, have been prepared in accordance with generally accepted accounting principles on a basis consistent with the audited financial statements for the nine month period ended December 31, 1995.The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements for the nine month period ended December 31, 1995 which are included in the prospectus dated March 13, 1996.

3. Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share for the three month periods ended March 31, 1996 and 1995, because the effect of their inclusion is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins (SAB's), common and common equivalent shares issued by the Company at prices below the public offering price of $6.00 per share during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method and the initial public offering price of $6.00 per share).

4.       In March, 1996, the Company completed its initial public offering of
    3.5 million units ("Units"), each Unit consisting of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock ("Warrants"). The Company received net proceeds of approximately $18.6 million after deducting underwriting discounts and offering expenses.

         On April 11,1996 the underwriter exercised its option to purchase 524,302 additional Units to cover over-allotments. The exercise of the option resulted in net proceeds to the Company of approximately $ 2.9 million after deducting underwriting discounts and offering expenses.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ materially from the results projected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under "Factors Affecting Future Operating Results."

Results of Operations

    INCEPTION TO DATE. From the inception of the Company in 1991 through March 31, 1996 the Company incurred a cumulative net loss of approximately $16.7 million, including a non-cash charge of $4.9 million for the acquisition of in- process research and development from two affiliated limited partnerships. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years.

    THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.
    Total revenue decreased approximately $63,000 or 86% to approximately $10,000 in the three months ended March 31, 1996 from approximately $73,500 for the same period in 1995. Revenues in the period ended March 31, 1995 are primarily related to research and development work performed for Israel Chemicals, Ltd. (ICL), a related party. The work for ICL was completed during calendar year 1995. The Company does not anticipate earning any future revenues from ICL.

    Research and development expenses for the three months ended March 31, 1996 decreased approximately $69,000 or 7% from the comparable period ended March 31, 1995. The decrease is the result of the payment of a one time licensing fee of $100,000 for the rights to technology in the 1995 period partially offset by increased salaries and consulting costs in the period ended March 31, 1996. The Company expects its research and development expenses to increase as it expands its product development and clinical trials activities.

    Sales and marketing expenses increased approximately $17,000 or 31% in the three months ended March 31, 1996 compared to the same period in 1995 due to increased salary and travel expenses. The Company expects sales and marketing expenses to increase in support of the introduction of the Company's initial generic products.

    General and Administrative expenses increased approximately $25,000 or 11% in the three months ended March 31, 1996 compared to the same period in 1995 due primarily to increased salaries, consulting fees, and other operating expenses. The increase was partially offset by a $50,000 charge to operations in the period ended March 31, 1995 relating to an unexercised expired option for the acquisition of a site for future operations. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development as well as sales and marketing activities and as the Company incurs expenses associated with being a public company.

    Net interest income rose approximately $15,000 in the three months ended March 31, 1996 as compared to 1995 due primarily to higher invested cash balances resulting from the approximately $18.6 million of net proceeds received from the Company's initial public offering.

Liquidity and Capital Resources

    From inception through February, 1996 the Company financed its operations primarily through private equity sales and contract research funding agreements with affiliated limited partnerships. In March, 1996 the Company completed its initial public offering of 3.5 million Units. The Company received net proceeds of approximately $18.6 million after deducting underwriting discounts and offering expenses. Additional net proceeds of approximately $2.9 million were received in April, 1996 from the exercise of the underwriter's overallotment option.

    The Company believes that its current cash and cash equivalents, together with the additional proceeds received in April 1996 from the exercise of the underwriter's option to purchase 524,302 units to cover over-allotments, will satisfy its budgeted cash requirements for approximately the next eighteen months, based on the Company's current operating plan. The Company's current operating plan shows that at the end of such eighteen month period the Company will require substantial additional capital. In addition, pursuant to an existing agreement with Israel Chemicals, Ltd. ("ICL") the Company may fund up to $1 million ($500,000 on or prior to December 31, 1996 and provided that the Company has adequate financial capability as reasonably determined by the Company's Board of Directors, an additional $500,000 on or prior to December 31, 1997) in projects in Israel conditioned upon such funding serving the best interest of the Company and the financial viability of the proposed projects as determined by the Company's Board of Directors. Moreover, if the Company experiences unanticipated cash requirements during the eighteen month period, the Company could require additional capital to fund operations, continue research and development programs and pre-clinical and clinical testing of its potential generic, supergeneric and proprietary products and commercialize any products that may be developed. See "Factors Affecting Future Operating Results -- Additional Financing Requirements."

The Company's future expenditures and capital requirements will depend on numerous factors, including without limitation, the progress of its research and development programs, the progress of its clinical trials and the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements and the terms of any such arrangements and the development of commercialization activities and arrangements. The Company's cash requirements are expected to continue to increase significantly each year as it expands its development and commercialization activities and operations.

    Pending use of its cash and cash equivalents, the Company invests in short-term, interest bearing investment grade securities.

Factors Affecting Future Operating Results

THE FOLLOWING FACTORS AFFECTING FUTURE OPERATING RESULTS SHOULD BE CAREFULLY REVIEWED IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q.

HISTORY OF OPERATING LOSSES: FUTURE PROFITABILITY UNCERTAIN. Since its inception in 1991 the Company has incurred losses in every fiscal period. The Company has not generated any revenues from product sales to date, and there can be no assurance that revenues from product sales will be achieved. Moreover, even if the Company does achieve revenues from product sales, the Company nevertheless expects to incur significant operating losses over the next several years. The Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing product development of its supergeneric, proprietary blood cell disorder and/or its obesity products, obtaining regulatory approvals for such products and bringing several of these to market. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

EARLY STAGE OF DEVELOPMENT OF PROPRIETARY PRODUCTS; UNCERTAINTY OF FINAL PRODUCT DEVELOPMENT. While the Company's proposed proprietary nongeneric products are in the development rather than the research stage, significant development remains prior to the time any of these proposed products may be brought to market. All of the potential proprietary products currently under development by the Company will require extensive clinical testing prior to submission of any regulatory application for commercial use. Such proposed proprietary products as well as the Company's proposed generic and supergeneric products are subject to the risks of failure inherent in the development of pharmaceutical products, including the possibilities that some of the Company's potential products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory clearances, that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market, that the proprietary rights of third parties will preclude the Company from marketing such products, or that third parties will market superior or equivalent products. As a result, there can be no assurance that any of the Company's products will be successfully developed, receive required governmental regulatory approvals, become commercially viable or achieve market acceptance.

GENERIC AND SUPERGENERIC PHARMACEUTICAL DEVELOPMENT. The Company's success is dependent upon the successful commercialization of its potential generic and supergeneric products. In this regard, SuperGen expects to receive governmental approval for its first generic product, Mitomycin, in late 1996, and intends to file for governmental approval of several of its other generic and supergeneric products in 1996 and 1997. However, there can be no assurance that such approval will ever be obtained or, if obtained, that the Company will ever successfully commercialize its generic or supergeneric products. While the Company has obtained bulk source approval from the FDA for certain of its generic and supergeneric products, it has yet to receive marketing approval for any products, and there can be no assurance that any such marketing approval will ever be obtained. In addition, while the Company believes its estimates as to when the Company will receive marketing approval for Mitomycin, as well as its planned schedule for submitting additional applications to the FDA, including for approvals for bulk source, IND's and market approvals, are reasonable as of this time, there can be no assurance that such time schedules will be met by either the Company or the FDA. As a result, there can be no assurance that any of the Company's potential generic or supergeneric products will ever be brought to market. In the event any of the Company's generic and supergeneric products are brought to market, such products will face intense competition and the potential for significant price and gross margin erosion.

LACK OF OPERATING EXPERIENCE. To date, the Company has engaged exclusively in the acquisition and development of pharmaceutical technology and products and preliminary marketing activities. Although members of the Company's management have substantial experience in pharmaceutical company operations, the Company has no experience in manufacturing or procuring products in commercial quantities or selling pharmaceutical products and has only limited experience in negotiating, setting up and maintaining strategic relationships, conducting clinical trials and other late stage phases of the regulatory approval process. There can be no assurance that the Company will successfully engage in any of these activities.

ADDITIONAL FINANCING REQUIREMENTS. The Company will require substantial funds for further development of its potential pharmaceutical products and to commercialize any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements and the purchase of capital equipment. The Company has no current sources of funding beyond its existing cash and cash equivalents. The Company's current operating plan shows that at the end of the eighteen month period following March 31, 1996 the Company will require substantial additional capital. Moreover, if the Company experiences unanticipated cash requirements during that eighteen month period the Company could require additional capital to fund its operations, continue research and development programs and preclinical and clinical testing of its potential generic, supergeneric and proprietary products and commercialize any products that may be developed. The Company may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. There can be no assurance that additional funds will be available on acceptable terms, if at all. The Company may receive additional funds upon the exercise from time to time of the Warrants and other outstanding warrants and stock options, but there can be no assurance that any such warrants or stock options will be exercised. If additional funds are raised by issuing equity securities,further substantial dilution to existing shareholders may result. If adequate funds are not available, the Company may be required to delay, scale back or eliminate one or more of its development programs, or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products or technologies that the Company would not otherwise relinquish.

NEED TO COMPLY WITH GOVERNMENTAL REGULATION AND TO OBTAIN PRODUCT APPROVALS. The research, testing, manufacture, labeling, distribution, marketing, and advertising of products such as the Company's proposed products and its ongoing research and development activities are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time consuming compliance procedures. A delay in obtaining or failure to obtain regulatory approvals for the marketing and distribution of the Company's proposed products in the U.S. and other countries would have a material adverse effect on the Company's business and results of operations. Failure to comply with regulatory requirements in the U.S. or other countries could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure.

PATENTS AND PROPRIETARY TECHNOLOGY. The Company actively pursues a policy of seeking patent protection for its proprietary products and technologies. The Company has licenses to or assignments of numerous issued U.S. patents. However, there can be no assurance that the Company's patent position will provide it with significant protection against competitors. Litigation could be necessary to protect the Company's patent position, and there can be no assurance that the Company will have the required resources to pursue such litigation or otherwise to protect its patent rights. In addition, the Company also relies on trade secret protection for its unpatented proprietary technology. However, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. The Company pursues a policy of having its employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships with the Company, which agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other proprietary information in the event of unauthorized use or disclosure of such information.

The Company's rights to its potential supergeneric, blood cell disorder and obesity products are dependent upon compliance with certain licenses and agreements which require, among other things, certain royalty and other payments, the Company reasonably exploiting the underlying technology of the applicable patents, as well as compliance with certain regulatory filings. Failure to comply with such licenses and agreements could result in loss of the Company's underlying rights to one or more of these potential products which would have a material adverse effect on the Company's business and results of operations.

There can be no assurance that claims against the Company will not be raised in the future based on patents held by others or that, if raised, such claims will not be successful. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected product. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all.

A significant number of products currently in development by the Company consist of generic products for which patent protection has expired. Both the price at which the Company can expect to sell such products and the volume of any such sales are expected to depend to a significant degree on the number of competitors at any given point in time. There can be no assurances that the prices or volumes achieved by the Company for any such products will meet the Company's expectations that formed the basis for its decision to proceed with development or will justify production of such products.

COMPETITION. Competition in the area of pharmaceutical products is intense. There are many companies both public and private, including well known pharmaceutical companies, that are engaged in the development of products for certain of the applications being pursued by the Company. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company does and represent substantial long-term competition for the Company. Such companies may succeed in developing pharmaceutical products that are more effective or less costly than any that may be developed by the Company.

Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology, and can include effectiveness, price, recognition and reputation. For example, the Company believes that the total estimated U.S. sales for certain of the Company's proposed generic products have decreased in recent years due to increased competition and that sales for these and other proposed generic products may continue to decrease in the future as a result of competitive factors, including the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies. There can be no assurance that the Company will compete successfully in the future.

The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. The Company's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

MANUFACTURING LIMITATIONS. The Company currently relies on foreign manufacturers for the production of its bulk generics and supergenerics and on domestic manufacturers to supply sufficient quantities of compounds to conduct clinical trials on its proprietary products. If the Company is unable to contract for or obtain a sufficient supply of its potential pharmaceutical products on acceptable terms, or such supplies are delayed or contaminated, there could be significant delays in bringing the Company's proposed generic and supergeneric products to market, as well as delays in the Company's preclinical and human clinical testing schedule, and delays in submission of products for regulatory approval and initiation of new development programs, any of which could have a material adverse effect on the Company's business and results of operations. If the Company is unable to obtain or retain third party manufacturing on commercially acceptable terms, it may not be able to commercialize pharmaceutical products as planned. The Company's dependence upon third parties for the manufacture of pharmaceutical products may adversely affect the Company's profit margins and its ability to develop and deliver pharmaceutical products on a timely and competitive basis.

LIMITED MARKETING AND SALES RESOURCES. While the Company has established a core nucleus for its marketing and sales organization, its marketing and sales resources are limited. If the Company successfully develops any commercially marketable pharmaceutical products and receives the appropriate governmental approvals, the Company intends to expand its marketing and sales organization to commercialize such products or enter into joint ventures or other marketing arrangements. There can be no assurance that the Company will be able to successfully establish an internal marketing and sales capability that will be able to enter into any such marketing arrangements with third parties or that it will successfully commercialize any of its products. Failure to market its products successfully would have a material adverse effect on the Company's business and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on certain key management and scientific personnel the loss of whose services could significantly delay the achievement of the Company's planned development objectives. Achievement of the Company's business objectives will require substantial additional expertise in such areas as finance, manufacturing and marketing among others. The Company is actively seeking a Chief Financial Officer. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business and results of operations.

MANAGEMENT OF GROWTH. The Company's ability to manage its growth, if any, will require it to continue to improve and expand its management, operational and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business and results of operations will be adversely affected. In the normal course of business, the Company evaluates potential acquisitions of patents, products, technologies and businesses that could complement or expand the Company's business. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate, finance or integrate such acquired patents, products, technologies or businesses. Furthermore, such an acquisition could cause a diversion of management time and resources. There can be no assurances that a given acquisition, when consummated, would not materially adversely affect the Company's business and results of operations.

HEALTH CARE REFORM AND POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT RELATED MATTERS. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of government and third-party payers to contain or reduce costs of health care through various means. The Company cannot predict the effect health care reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third -party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

RISK OF PRODUCT LIABILITY. Clinical trials or marketing of any of the Company's potential pharmaceutical products may expose the Company to liability claims from the use of such pharmaceutical products. The Company currently carries product liability insurance; however, there can be no assurance that the Company will be able to obtain or maintain insurance on acceptable terms for its clinical and commercial activities or that such insurance would be sufficient to cover any potential product liability claim or recall. Failure to have sufficient coverage could have a material adverse effect on the Company's business and results of operations.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products. The Company currently maintains a supply of several hazardous materials at the Company's facilities. While the Company currently outsources its research and development programs involving the controlled use of biohazardous materials, if in the future the Company conducts such programs itself, there can be no assurance that the Company would not be required to incur significant cost to comply with environmental laws and regulations. In the event of an accident, the Company could be held liable for any damages that result, and such liability could exceed the resources of the Company.

                                    SUPERGEN, INC.
                           PART II   -   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    Pursuant to a Shareholders Written Consent Dated February 12, 1996, the following matters were submitted to shareholder vote:

    (a) The amendment and restatement of the Company's Articles of Incorporation to (i) increase the number of shares of Common Stock authorized from 20,000,000 to 40,000,000; (ii) change the par value of the Common Stock from no par value to $.001 par value per share; (iii) authorize 2,000,000 shares of undesignated Preferred Stock, par value $.001 per share; and (iv) eliminate shareholder action by written consent following the effectiveness of a firm commitment underwritten public offering.

                   Votes For:          9,589,413
                   Votes Against:      0
                   Votes Abstaining:   0

    (b) The amendment and restatement of the Company's Bylaws to provide, among other things, that: (i) the Company's authorized number of directors range from six to ten, with the current number of directors set at six; (ii) cumulative voting by shareholders be eliminated upon qualification by the Company as a "listed corporation," as defined in Section 301.5 of the California Corporation Code; and (iii) following the effectiveness of a firm commitment underwritten public offering, the shareholders of the Company may act pursuant to a meeting (whether annual or special), but not by written consent.

                   Votes For:          9,589,413
                   Votes Against:      0
                   Votes Abstaining:   0

    (c) The amendment and restatement of the 1993 Stock Option Plan (the "1993 Stock Plan") be amended and restated to, among other things; (i) include certain changes related to Section 16(b) of the Securities Exchange Act of 1934, as amended and Section 162(m) of the Internal Revenue code of 1986, as amended;
(ii) increase the number of shares authorized for issuance under the 1993 Stock Plan to 2,000,000 shares of Common Stock; and (iii) provide for restricted stock purchase rights.

                   Votes For:          9,589,413
                   Votes Against:      0
                   Votes Abstaining:   0

    (d) The adoption of the Directors Stock Option Plan, under which 250,000 shares of Common Stock are reserved for issuance to non-employee directors of the corporation, and form of Directors Option Agreement.

                   Votes For:          9,589,413
                   Votes Against:      0
                   Votes Abstaining:   0

    (e) That the officers of the Company are authorized to enter into Indemnification Agreements, on behalf of the Company with each of the directors, executive officers and key employees of the Company as determined by the Board of Directors.

                   Votes For:          9,589,413
                   Votes Against:      0
                   Votes Abstaining:   0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit
       No.

     ------
      11.1    Statement re: computation of per share loss
      27      Financial Data Schedule -- electronic filing only


(b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SuperGen, Inc.

Date May 9, 1996                       By /s/ Joseph Rubinfeld
                                         ------------------------------
                                              Joseph Rubinfeld, Ph.D.
                                       Chief Executive Officer, President,
                                       Chief Scientific Officer and Director
                                       (Principal Executive Officer)


Date May 9, 1996                       By /s/ David M. Fineman
                                         ------------------------------
                                              David M. Fineman
                                       Director, Acting Chief Financial Officer
                                       and Secretary (Principal Financial
                                       Officer)

                               INDEX OF EXHIBITS


    The following exhibits are included herein:


      11.1     Statement re: computation of per share loss

      27       Financial Data Schedule -- electronic filing only