Form 10-Q
period 1996-06-30
SUPERGEN INC
filed 1996-08-14
CIK 919722

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
For the transition period from _________ to _________

                          Commission file number    0-27628

                                    SUPERGEN, INC.
                                    --------------
                (exact name of registrant as specified in its charter)

         CALIFORNIA                          94-3132190
         ----------                          ----------
(State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)

6450 HOLLIS STREET, EMERYVILLE, CALIFORNIA                 94608
- ------------------------------------------                 -----
 (Address of principal executive offices)                   (Zip Code)

                                   (510) 655 - 1075
                                   ----------------
                 (Registrant's telephone number, including area code)

_________________________________Not applicable_________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.          Yes   X        No
                                                -----         -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 7, 1996 was 16,823,529.

                                    SUPERGEN, INC
                            (A DEVELOPMENT STAGE COMPANY)
                                  TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                      PAGE NO.

    Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1996       3
          and December 31, 1995

          Condensed Consolidated Statements of Operations for the three   4
          and six months ended June 30, 1996 and 1995 and for the period from inception to June 30, 1996

          Condensed Consolidated Statements of Cash Flows for the six     5
          months ended June 30, 1996 and 1995 and for the period from inception to June 30, 1996

          Notes to Condensed Consolidated Financial Statements            6

    Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

PART II   OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K                       12

                                    SUPERGEN, INC.
                           (a development stage company)
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                               June 30,      December 31,
                                                                 1996            1995
                                                            -----------------------------
                                                             (unaudited)        (Note)
Current assets:
   Cash and cash equivalents                                 $20,759,813      $1,815,420
   Prepaid expenses and other current assets                     489,376         134,452
                                                            -----------------------------
    Total current assets                                      21,249,189       1,949,872

Property and equipment, at cost:
   Research and development equipment                             83,546          81,894
   Office furniture and fixtures                                 298,968         148,932
   Leasehold improvements                                         53,579          47,208
                                                            -----------------------------
                                                                 436,093         278,034
   Less accumulated depreciation and amortization                157,871         127,713
                                                            -----------------------------
                                                                 278,222         150,321
Other assets                                                      41,630          61,390
                                                            -----------------------------
    Total assets                                             $21,569,041      $2,161,583
                                                            -----------------------------
                                                            -----------------------------


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                     $550,557        $298,328
   Accrued compensation and related expenses                      76,348         212,266
                                                            -----------------------------
    Total current liabilities                                    626,905         510,594


Shareholders' equity:
   Preferred stock, $.001 par value; 2,000,000 shares
    authorized; none outstanding
   Common stock, $.001 par value; 40,000,000 shares
    authorized; 16,823,529 and 12,752,427 shares
    issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively                           39,057,826      17,213,067
   Deficit accumulated during the development stage          (18,115,690)    (15,562,078)
                                                            -----------------------------
    Total shareholders' equity                                20,942,136       1,650,989
                                                            -----------------------------
    Total liabilities and shareholders' equity               $21,569,041      $2,161,583
                                                            -----------------------------
                                                            -----------------------------


        See accompanying notes to condensed consolidated financial statements

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    SUPERGEN, INC.
                            (a development stage company)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                                                                  March 1, 1991
                                                                                                   (inception)
                                           Three months ended            Six months ended            through
                                                June 30,                     June 30,                June 30,
                                          1996           1995           1996           1995           1996
                                     -------------------------------------------------------------------------
Total revenues                            $16,473         $9,779        $26,520        $83,278       $207,722
                                     -------------------------------------------------------------------------
Operating expenses:
   Research and development             1,135,330        740,266      2,035,923      1,709,872     10,693,965
   Sales and marketing                     85,411         46,083        155,945         99,827        709,616
   General and administrative             449,439        159,022        694,776        379,764      2,573,638
   Non-cash charges for
     acquisition of in-process
     research and development                                                                       4,867,645
                                     -------------------------------------------------------------------------
        Total operating expenses        1,670,180        945,371      2,886,644      2,189,463     18,844,864
                                     -------------------------------------------------------------------------
Loss from operations                   (1,653,707)      (935,592)    (2,860,124)    (2,106,185)   (18,637,142)

Interest income, net                      259,055         27,690        306,512         60,248        521,452
                                     -------------------------------------------------------------------------
Net loss                              ($1,394,652)     ($907,902)   ($2,553,612)   ($2,045,937)  ($18,115,690)
                                     -------------------------------------------------------------------------
                                     -------------------------------------------------------------------------

Net loss per share                         ($0.08)        ($0.07)        ($0.17)        ($0.17)
                                     ----------------------------------------------------------
                                     ----------------------------------------------------------

Weighted average shares used
 in computing per share
 amounts                               16,754,705     12,394,394     15,030,895     12,312,432
                                     ----------------------------------------------------------
                                     ----------------------------------------------------------


   See accompanying notes to condensed consolidated financial statements

                                    SUPERGEN, INC.
                            (a development stage company)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                                          March 1, 1991
                                                                           (inception)
                                                  Six months ended           through
                                                     June 30,                June 30,
                                               1996            1995           1996
                                          ---------------------------------------------
Operating activities:
   Net loss                                ($2,553,612)    ($2,045,937)   ($18,115,690)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Depreciation and amortization              30,158          32,030         160,033
     Non-cash charges for
      acquisition of in-process
      research and development                                               4,867,645
   Changes in operating assets and
    liabilities:
     Prepaid expenses and other
      current assets                          (354,924)        174,560        (489,376)
     Other assets                               19,760          26,409         (41,630)
     Accounts payable and accrued
      liabilities                              116,311         (75,640)        626,905
                                          ---------------------------------------------
Net cash used in operating activities       (2,742,307)     (1,888,578)    (12,992,113)

Investing activities:
  Purchase of property and
    equipment                                 (158,059)        (22,806)       (438,255)

Financing activities:
  Issuances of common stock                 21,844,759       1,500,000      32,103,436
  Contract research funding from
    affiliated partnerships                                                  2,086,745

                                          ---------------------------------------------
Net cash provided by financing
 activities                                 21,844,759       1,500,000      34,190,181
                                          ---------------------------------------------
Net increase (decrease) in cash             18,944,393        (411,384)     20,759,813
Cash at beginning of period                  1,815,420       3,053,031               0
                                          ---------------------------------------------
Cash at end of period                      $20,759,813      $2,641,647     $20,759,813
                                          ---------------------------------------------
                                          ---------------------------------------------


    See accompanying notes to condensed consolidated financial statements

                                    SUPERGEN, INC.
                            (a development stage company)
                 Notes to Condensed Consolidated Financial Statements
                                    June 30, 1996

1. SuperGen, Inc. is a development stage pharmaceutical company dedicated to the development and commercialization of products intended to treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders, and other serious conditions such as obesity. SuperGen is developing its anticancer portfolio of nine generic products and five enhanced or "supergeneric" products. The Company is also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with chemotherapy, radiotherapy, renal failure and aplastic anemia. SuperGen's proprietary obesity pill, which has shown promise in early preclinical and animal studies for chronic genetic obesity, general obesity and type II diabetes, has been cleared by the U.S. Food and Drug Administration (the "FDA") for the commencement of new Phase II human clinical studies.

2. The accompanying unaudited condensed consolidated financial statements at June 30, 1996 and 1995 and for the periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the nine month period ended December 31, 1995. The condensed consolidated financial statements for the three and six months ended June 30, 1996 include the accounts of its wholly-owned Israeli subsidiary, Rubicon Pharmaceuticals, Ltd. formed in June, 1996. The results of operations to date have been immaterial and all intercompany transactions and balances have been eliminated. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements for the nine month period ended December 31, 1995 which are included in the prospectus dated March 13, 1996.

3. Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share for the three and six month periods ended June 30, 1996 and 1995, because the effect of their inclusion is anti-dilutive. In accordance with Securities and

    Exchange Commission Staff Accounting Bulletins (SABs), common equivalent shares issued by the Company at prices below the public offering price of $6.00 per share during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method and the initial public offering price of $6.00 per share).

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

Results of Operations

INCEPTION TO DATE.
From the inception of the Company in 1991 through June 30, 1996 the Company incurred a cumulative net loss of approximately $18.1 million, including a non-cash charge of $4.9 million for the acquisition of in-process research and development from two affiliated limited partnerships. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995. Total revenues increased approximately $6,700 or 68% to approximately $16,500 in the three months ended June 30, 1996 from approximately $9,800 for the same period in 1995. Revenues in the period ended June 30, 1996 are related to grants activity, while revenues in the period ended June 30, 1995 are primarily related to research and development work performed for Israel Chemicals, Ltd.
(ICL), a related party. The work for ICL was completed during calendar year 1995. The Company does not anticipate earning any future revenues from ICL.

Research and development expenses for the three months ended June 30, 1996 increased approximately $395,000 or 53% from the same period ended June 30, 1995. The increase is the result of increased expenditures for preclinical and clinical trials, the payment of a bonus to employees, and increased research and development personnel. The Company expects its research and development expenses to increase as it expands its product development and clinical trials activities.

Sales and marketing expenses increased approximately $39,000 or 85% in the three months ended June 30, 1996 compared to the same period in 1995 due to the payment of a bonus, increased salaries and travel expenses. The Company expects sales and marketing expenses to continue to increase as the Company introduces its initial generic products and as the Company continues its efforts to acquire generic products or marketing rights to such products.

General and Administrative expenses increased approximately $290,000 or 183% in the three months ended June 30, 1996 compared to the same period in 1995 due primarily to the addition of personnel, payment of a bonus, travel, consulting fees, and other operating expenses associated with the increased administrative requirements of a public company. The Company expects general and administrative expenses to increase in future periods in support of the expected increases in both research and development as well as sales and marketing activities and as the Company incurs expenses associated with being a public company.

Net interest income rose approximately $231,000 in the three months ended June 30, 1996 as compared to the same period in 1995 due primarily to higher invested cash balances resulting principally from the approximately $21.5 million of net proceeds received from, the Company's initial public offering and the exercise of the underwriters' option.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995. Total revenues decreased approximately $57,000 or 68% to approximately $26,000 in the six months ended June 30, 1996 from approximately $83,000 in the same period in 1995. Revenues in the period ended June 30, 1995 are primarily related to research and development work performed for ICL.

Research and development expenses for the six months ended June 30, 1996 increased approximately $326,000 or 19% over the same period in 1995. The majority of the increase occurred in the three months ended June 30, 1996 as described above. There was a one time licensing fee of $100,000 for technology rights acquired in the period ended June 30, 1995.

Sales and Marketing expenses increased approximately $56,000 or 56% in the six months ended June 30, 1996 compared to the same period in 1995. The majority of the increase occurred in the three months ended June 30, 1996 as described above.

General and Administrative expenses increased approximately $315,000 or 83% for the six months ended June 30, 1996 over the same period in 1995. Approximately $290,000 of the increase occurred in the three months ended June 30, 1996 as described above.

Net Interest income increased approximately $246,000 or 409% for the six months ended June 30, 1996 compared to the same period in 1995. The increase is due primarily to the higher invested cash balances resulting principally from the proceeds of the public offering and the exercise of the underwriters' option.

Liquidity and Capital Resources

From inception through February, 1996 the Company financed its operations primarily through private equity sales and contract research funding agreements with affiliated limited partnerships. In March, 1996 the Company completed its initial public offering of 3.5 million Units, consisting of one share of Common Stock and one redeemable warrant to acquire one share of Common Stock at $9.00 per share. The Company received net proceeds of approximately $18.6 million after deducting underwriting discounts and offering expenses. Additional net proceeds of approximately $2.9 million were received in April, 1996 from the exercise of the underwriters' overallotment option.

The Company believes that its current cash and cash equivalents will satisfy its budgeted cash requirements for approximately the next fifteen months, based on the Company's current operating plan. The Company's current operating plan shows that at the end of such fifteen month period the Company will require substantial additional capital. In addition, pursuant to an existing agreement with Israel Chemicals, Ltd. the Company intends to fund up to $1 million ($500,000 on or prior to December 31, 1996 and provided that the Company has adequate financial capability as reasonably determined by the Company's Board of Directors, an additional $500,000 on or prior to December 31, 1997) in projects in Israel conditioned upon such funding serving the best interest of the Company and the financial viability of the proposed projects as determined by the Company's Board of Directors. Moreover, if the Company experiences unanticipated cash requirements during the fifteen month period, the Company could require additional capital to fund operations, continue research and development programs and pre-clinical and clinical testing of its potential generic, supergeneric and proprietary products and commercialize any products that may be developed. See "Factors Affecting Future Operating Results."

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

                         FACTORS AFFECTING OPERATING RESULTS

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q.

The Company has incurred losses in every fiscal period and expects to continue to incur significant operating losses for the next several years. The Company has never generated revenues from product sales and there is no assurance that revenue from product sales will ever be achieved. In addition, there is no assurance that any of the Company's proprietary products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance. In July 1996, the Company acquired certain non-exclusive marketing rights to enable it to commence sales of three products, but there is no assurance any such sales will occur in 1996, if at all, or that they will exceed the related product and selling expenses due to the intense competition and potential for significant selling price and gross margin erosion.

The Company has no experience in manufacturing, procuring products in commercial quantities, or marketing and only limited experience in negotiating, setting up or maintaining strategic relationships and conducting clinical trials and other late stage phases of the regulatory approval process and there is no assurance that the Company will successfully engage in any of these activities.

The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. Based on the Company's current operating plan, additional funds will be needed in approximately fifteen months. Moreover, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds much sooner. The source, availability, and terms of such funding have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing those of others; attaining a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, if any; and avoiding potential claims by others in such areas as product liability and environmental matters.

The above factors are not intended to be inclusive and there may be numerous other areas subjecting the Company's operating results to risk. Failure to satisfactorily achieve any of the Company's objectives or avoid any of the above or other risks would likely have a material adverse effect on the Company's business and results of operations.

                                    SUPERGEN, INC.
                            PART II  -  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
(a)   Exhibit
         No.

      -------
         11.1      Statement re: computation of per share loss
         27        Financial Data Schedule - electronic filing only


(b)      No reports were filed on Form 8-K during the quarter for which this report is filed.

                                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SuperGen, Inc.

Date  8/13/96                                By /s/ Joseph Rubinfeld
                                                ----------------------------
                                                     Joseph Rubinfeld, Ph.D.
                                                  Chief Executive Officer,
                                                  President, Chief Scientific
                                                  Officer and Director
                                                  (Principal Executive Officer)

Date  8/13/96                                 By /s/ Henry C. Settle, Jr.
                                                 ----------------------------
                                                     Henry C. Settle, Jr.
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                     INDEX TO EXHIBITS

The following exhibits are included herein:

11.1   Statement re: computation of per share loss

27     Financial Data Schedule - electronic filing only