Form 10-Q
period 1996-09-30
SUPERGEN INC
filed 1996-11-14
CIK 919722

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                          OR


[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES  EXCHANGE ACT OF 1934
For the transition period from _________ to _________

                           Commission file number   0-27628

                                    SUPERGEN, INC.
                                --------------
                (exact name of registrant as specified in its charter)

         CALIFORNIA                              94-3132190
         ----------                              ----------
    (State or other jurisdiction       (I.R.S. Employer Identification Number)
    of incorporation or organization)

6450 HOLLIS STREET, EMERYVILLE, CALIFORNIA                 94608
------------------------------------------                 -----
 (Address of principal executive offices)                (Zip Code)

                                   (510) 655 - 1075
                               ----------------
                 (Registrant's telephone number, including area code)

_____________________________ Not applicable _________________________________
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  XX        No
                                          ----           ----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 7, 1996 was 16,924,042.

                                    SUPERGEN, INC
                            (a development stage company)
                                  Table of Contents


PART I   FINANCIAL INFORMATION                                  PAGE NO.

    Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 1996 and December 31, 1995               3

              Condensed Consolidated Statements of Operations
              for the three and nine months ended September 30,
              1996 and 1995 and for the period from inception
              to September 30, 1996                                  4

              Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1996
              and 1995 and for the period from inception to
              September 30, 1996                                     5

              Notes to Condensed Consolidated Financial
              Statements                                             6

    Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations          8

    PART II   OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                       12

                                    SUPERGEN, INC.
                            (a development stage company)
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                  September 30,   December 31,
                                                      1996           1995
                                                 ------------------------------
                                                   (unaudited)      (Note)
Current assets:
  Cash and cash equivalents                         $16,657,028     $1,815,420
  Inventory                                           1,935,516
  Prepaid expenses and other current assets             500,800        134,452
                                                  ------------------------------
    Total current assets                             19,093,344      1,949,872

Property and equipment, at cost:
  Research and development equipment                     83,546         81,894
  Office furniture and fixtures                         448,669        148,932
  Leasehold improvements                                 53,579         47,208
                                                  ------------------------------
                                                        585,794        278,034
  Less accumulated depreciation and amortization        193,027        127,713
                                                  ------------------------------
                                                        392,767        150,321

Developed technology                                  1,270,000
Other assets                                             47,802         61,390
                                                  ------------------------------
    Total assets                                    $20,803,913     $2,161,583
                                                  ------------------------------
                                                  ------------------------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $   731,884     $  298,328
  Clinical trials accrual                               780,547
  Accrued compensation and related expenses              44,745        212,266
                                                  ------------------------------
    Total current liabilities                         1,557,176        510,594

Amount due under asset purchase agreement               500,000

Shareholders' equity:
  Preferred stock, $.001 par value; 2,000,000
   shares authorized; none outstanding
  Common stock, $.001 par value; 40,000,000
   shares authorized; 16,924,042 and 12,752,427
   shares issued and outstanding at September 30,
   1996 and December 31, 1995, respectively          39,983,126     17,213,067
  Deficit accumulated during the development stage  (21,236,389)   (15,562,078)
                                                  ------------------------------
    Total shareholders' equity                       18,746,737      1,650,989
                                                  ------------------------------
    Total liabilities and shareholders' equity      $20,803,913     $2,161,583
                                                  ------------------------------
                                                  ------------------------------


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

                                    SUPERGEN, INC.
                            (a development stage company)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                                                                     March 1, 1991
                                                                                                      (inception)
                                          Three months ended                Nine months ended           through
                                              September 30,                  September 30,           September 30,
                                          1996            1995           1996            1995             1996
                                     -----------------------------------------------------------------------------
Total revenues                            $11,195              $0         $37,715         $83,278        $218,917
                                      -----------------------------------------------------------------------------
Operating expenses:
  Research and development              2,294,608         808,871       4,330,611       2,518,743      12,988,653
  Sales and marketing                     263,913          57,953         419,858         157,780         973,529
  General and administrative              820,739         151,532       1,515,515         531,296       3,394,377
  Non-cash charges for
   acquisition of in-process
   research and development                                                                             4,867,645
                                      -----------------------------------------------------------------------------
    Total operating expenses            3,379,340       1,018,356       6,265,984       3,207,819      22,224,204
                                      -----------------------------------------------------------------------------
Loss from operations                   (3,368,145)     (1,018,356)     (6,228,269)     (3,124,541)    (22,005,287)

Interest income, net                      247,446          29,611         553,958          89,859         768,898
                                      -----------------------------------------------------------------------------
Net loss                              $(3,120,699)      ($988,745)    ($5,674,311)    ($3,034,682)   ($21,236,389)
                                      -----------------------------------------------------------------------------
                                      -----------------------------------------------------------------------------

Net loss per share                         ($0.19)         ($0.08)         ($0.36)         ($0.24)
                                      -------------------------------------------------------------
                                      -------------------------------------------------------------

Weighted average shares used
  in net loss per share calculation    16,831,726      12,740,093      15,635,554      12,514,818
                                      -------------------------------------------------------------
                                      -------------------------------------------------------------



        See accompanying notes to condensed consolidated financial statements

                                    SUPERGEN, INC.
                            (a development stage company)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                                      March 1, 1991
                                                                       (inception)
                                           Nine months ended             through
                                              September 30            September 30,
                                           1996            1995            1996
                                      -----------------------------------------------
Operating activities:
  Net loss                               ($5,674,311)    ($3,034,682)   ($21,236,389)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortization             65,314          43,284         195,190
    Non-cash charges for
     acquisition of in-process
     research and development                                              4,867,645
    Stock options granted to vendors          83,200                          83,200
  Changes in operating assets and
   liabilities:
    Inventory                             (1,935,516)                     (1,935,516)
    Prepaid expenses and other
     current assets                         (366,348)        157,378        (500,800)
    Other assets                              13,588          24,999         (47,802)
    Accounts payable and accrued
     liabilities                             266,035          84,566         776,629
    Clinical trials accrual                  780,547                         780,547
                                       -----------------------------------------------
Net cash used in operating activities     (6,767,491)     (2,724,455)    (17,017,296)

Investing activities:
  Purchase of property and
   equipment                                (307,760)        (21,403)       (587,957)
  Acquisition of developed technology        (70,000)                        (70,000)
                                       -----------------------------------------------
                                            (377,760)        (21,403)       (657,957)

Financing activities:
  Issuances of common stock               21,986,859       1,500,000      32,245,536
  Contract research funding from
   affiliated partnerships                                                 2,086,745
                                       -----------------------------------------------
Net cash provided by financing
 activities                               21,986,859       1,500,000      34,332,281
                                       -----------------------------------------------
Net increase (decrease) in cash           14,841,608      (1,245,858)     16,657,028
Cash and cash equivalents
  at beginning of period                   1,815,420       3,053,031               0
                                       -----------------------------------------------
Cash and cash equivalents
  at end of period                       $16,657,028      $1,807,173     $16,657,028
                                       -----------------------------------------------
                                       -----------------------------------------------


        See accompanying notes to condensed consolidated financial statements

                                    SUPERGEN, INC.
                            (a development stage company)
                 Notes to Condensed Consolidated Financial Statements
                                  September 30, 1996

1. SuperGen, Inc. is a development stage pharmaceutical company dedicated to the acquisition, development and commercialization of products intended to treat life threatening diseases, particularly cancer and blood cell (hematological) disorders, and other serious conditions such as obesity. SuperGen is developing its anticancer portfolio of nine generic products and five enhanced or "supergeneric" products. The Company is also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with chemotherapy, radiotherapy, renal failure and aplastic anemia. SuperGen's proprietary obesity pill, which has shown promise in early preclinical and animal studies for chronic genetic obesity, general obesity and type II diabetes, has been cleared by the U.S. Food and Drug Administration (the "FDA") for the commencement of Phase II human clinical studies.

2. The accompanying unaudited condensed consolidated financial statements at September 30, 1996 and 1995 and for the periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the nine month period ended December 31,1995. The preparation of financial statements in conformity with those principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The condensed consolidated financial statements for the three and nine months ended September 30, 1996 include the accounts of its wholly-owned Israeli subsidiary, Rubicon Pharmaceuticals, Ltd. formed in June 1996. The results of operations to date have been immaterial and all intercompany transactions and balances have been eliminated. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements for the nine month period ended December 31, 1995 which are included in the prospectus dated March 13, 1996.

3. Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share for the three and nine month periods ended September 30, 1996 and 1995, because the effect of their inclusion is anti-dilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued by the Company at prices below the public offering price of $6.00 per share during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method and the initial public offering price of $6.00 per share).

4. On September 30, 1996, the Company purchased from Warner-Lambert Company (Warner Lambert) the exclusive rights to the anticancer drug Pentostatin (the "Drug") for the United States, Canada and Mexico. The Company also acquired certain assets pertaining to the Drug, including all of Warner-Lambert's crude concentrate form of the Drug and certain of its finished goods inventory; the trademarks, patents and data relating to the manufacture of the Drug; the U. S. New Drug Application relating to the Drug (including an Orphan Drug Designation); the Canadian New Drug Submission; and certain clinical studies. On September 30, 1996, the Company paid consideration of $2,073,000 in cash and $1,000,000 in unregistered restricted shares of common stock of the Company (which constituted 71,813 shares of such stock, and which was, valued at $700,000 for accounting purposes). Furthermore, the Company agreed to pay an additional $500,000 in cash upon the earlier of the date of FDA approval (permitting the Company to purify the Drug from the crude concentrate at the Company's designated manufacturing facilities) or December 31, 1997. Of the total consideration of $3,273,000, $1,561,000 has been allocated to inventory, including $250,000 to raw materials inventory, $1,270,000 to developed technology, which will be amortized to future cost of sales of the Drug, and $442,000 as a charge for the acquisition of in-process technology.

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

Results of Operations


INCEPTION TO DATE.
From the inception of the Company in 1991 through September 30, 1996 the Company incurred a cumulative net loss of approximately $21.2 million, including a non-cash charge of $4.9 million for the acquisition of in-process research and development from two affiliated limited partnerships. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to incur significant additional operating losses for at least the next several years.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

Research and development expenses for the three months ended September 30, 1996 increased approximately $1,486,000 or 184% from the same period ended September 30, 1995. The increase is primarily the result of increased expenditures for preclinical and clinical trials, increased contract research and development costs, increased research and development personnel and the acquisition of in-process technology. The Company expects its research and development expenses to increase as it expands its product development and clinical trials activities.

Sales and marketing expenses increased approximately $206,000 or 355% in the three months ended September 30, 1996 compared to the same period in 1995 due to the hiring of additional sales personnel in anticipation of the commencement of product sales, increased salaries, increased travel expenses, promotional materials and sales demographic studies. In the three months ended September 30, 1996, the Company acquired the non-exclusive rights to distribute three generic anticancer drugs and the exclusive rights to another anticancer drug (see Note 4 in Notes to Condensed Consolidated Financial Statements). The Company expects sales and marketing expenses to continue to increase as the Company introduces its initial generic products and as the Company continues its efforts to acquire generic or other products or marketing rights to such products.

General and Administrative expenses increased approximately $669,000 or 442% in the three months ended September 30, 1996 compared to the same period in 1995 due primarily to the addition of personnel, travel, consulting fees, the value ascribed to stock options granted to vendors and other operating expenses associated with the increased administrative requirements of a public company. The Company expects general and administrative expenses to continue to increase to support the expected increases in both marketing and research and development activities and as the Company incurs expenses associated with being a public company.

Net interest income rose approximately $218,000 in the three months ended September 30, 1996 as compared to the same period in 1995 due primarily to higher invested cash balances resulting principally from the approximately $21.5 million of net proceeds received from the Company's initial public offering and the exercise of the underwriter's option.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

Research and development expenses for the nine months ended September 30, 1996 increased approximately $1,812,000 or 72% over the same period in 1995. The increase is primarily the result of increased expenditures for preclinical and clinical trials, increased contract research and development costs, increased research and development personnel and the acquisition of in-process technology. There was a one-time licensing fee of $100,000 for technology rights acquired in the period ended September 30, 1995.

Sales and Marketing expenses increased approximately $262,000 or 167% in the nine months ended September 30, 1996 compared to the same period in 1995. The increase is primarily the result of hiring additional sales personnel in anticipation of the commencement of product sales, increased salaries, increased travel expenses, promotional materials and sales demographic studies.

General and Administrative expenses increased approximately $984,000 or 186% for the nine months ended September 30, 1996 over the same period in 1995. The increase is due primarily to the addition of personnel, travel, consulting fees, the value ascribed to the granting of stock options and other operating expenses associated with the increased administrative requirements of a public company.

Net Interest income increased approximately $466,000 or 498% for the nine months ended September 30, 1996 compared to the same period in 1995. The increase is due primarily to the higher invested cash and cash equivalents balances resulting principally from the proceeds of the public offering and the exercise of the underwriter's option.

Liquidity and Capital Resources

From inception through February 1996 the Company financed its operations primarily through private equity sales and contract research funding agreements with affiliated limited partnerships. In March 1996 the Company completed its initial public offering of 3.5 million Units, consisting of one share of Common Stock and one redeemable warrant to acquire one share of Common Stock at $9.00 per share. The Company received net proceeds of approximately $18.6 million after deducting underwriting discounts and offering expenses. Additional net proceeds of approximately $2.9 million were received in April 1996 from the exercise of the underwriters' overallotment option.

The Company believes that its current cash and cash equivalents will satisfy its budgeted cash requirements for approximately the next fifteen months, based on the Company's current operating plan. The Company's current operating plan shows that at the end of such fifteen month period the Company will require substantial additional capital. In addition, pursuant to an existing agreement with Israel Chemicals, Ltd. the Company intends to fund up to $1 million on or prior to December 31, 1997 in projects in Israel conditioned upon such funding serving the best interest of the Company and the financial viability of the proposed projects as determined by the Company's Board of Directors. Moreover, if the Company experiences unanticipated cash requirements during the fifteen month period, the Company could require additional capital to fund operations, continue research and development programs and pre-clinical and clinical testing of its potential generic, supergeneric and proprietary products and commercialize any products that may be developed. See "Factors Affecting Future Operating Results."

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

The Company has incurred losses in every fiscal period and expects to continue to incur significant operating losses for the next several years. Through September 30, 1996 the Company has not generated revenues from product sales. Although the Company acquired the right to distribute four products in the three months ended September 30, 1996 and sales of those products commenced in October 1996, there is no assurance that such sales will exceed the related product and selling expenses due to the intense competition and potential for significant selling price and gross margin erosion. In addition, there is no assurance that any of the Company's proprietary products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

The Company has no experience in manufacturing, and only limited experience in procuring products in commercial quantities, selling pharmaceutical products and negotiating, setting up or maintaining strategic relationships and conducting clinical trials and other late stage phases of the regulatory approval process. There can be no assurance that the Company will successfully engage in any of these activities.

The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. Based on the Company's current operating plan, additional funds will be needed in approximately fifteen months.
Moreover, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds much sooner. The source, availability and terms of such funding have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

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

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibit
      No.
    -------
      *2.1 Purchase and Sale Agreement, dated September 30, 1996, between the
           Company and Warner Lambert Company
      11.1 Statement re: computation of net loss per share
      27   Financial Data Schedule - electronic filing only

(b) Report on Form 8-K. On October 15, 1996, the Company filed a report on Form 8-K dated September 30, 1996, pertaining to the Purchase and Sale Agreement between the Company and Warner-Lambert Company

* Incorporated by reference to the Company's Report on Form 8-K filed with the Secuities and Exchange Commisison on October 15, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SuperGen, Inc.

Date  November 12, 1996           By     /s/Joseph Rubinfeld
     -----------------               ----------------------------------
                                       Joseph Rubinfeld, Ph.D.
                                  Chief Executive Officer, President,
                                  Chief Scientific Officer and Director
                                  (Principal Executive Officer)


Date   November 12, 1996          By     /s/Henry C. Settle, Jr.
     -----------------               ----------------------------------
                                       Henry C. Settle, Jr.
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                                  INDEX OF EXHIBITS


The following exhibits are included herein:

*2.1 Purchase and Sale Agreement, dated September 30, 1996, between the Company and Warner-Lambert Company.

11.1     Statement re: computation of net loss per share

27       Financial Data Schedule - electronic filing only


* Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.