Form 10-K
period 1996-12-31
SUPERGEN INC
filed 1997-03-31
CIK 919722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM                  TO

                          COMMISSION FILE NUMBER 0-21074

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

          CALIFORNIA                94-3132190
 (State or other jurisdiction     (IRS Employer
              of                  Identification
incorporation or organization)         No.)

                TWO ANNABEL LANE, SUITE 220, SAN RAMON, CA 94583
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (510) 327-0200
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                         COMMON STOCK PURCHASE WARRANTS

                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price the Common Stock as reported on the Nasdaq National Market on March 25, 1997) was approximately $85,694,273. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 25, 1997 was 16,952,292.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Shareholders to be held on May 27, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    THIS "ITEM 1--BUSINESS" AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS, FILING FOR AND RECEIVING REGULATORY APPROVALS, ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES, SOURCING OF BULK GENERICS AND THE MANUFACTURING OF FINISHED PRODUCTS, ANTICIPATING THE MARKET OPPORTUNITIES FOR ITS EXTRA-TM- AND PROPRIETARY PRODUCTS, MARKETING CURRENT AND PROPOSED PRODUCTS TO HOSPITAL BUYING GROUPS AND OTHERS, DEVELOPING DISTRIBUTOR RELATIONSHIPS, FORMING STRATEGIC MARKETING RELATIONSHIPS, INCURRING OPERATING LOSSES AND REQUIRING ADDITIONAL CAPITAL, REDUCING INVENTORY LEVELS AND COSTS PER UNIT, AND INCURRING CAPITAL EXPENDITURES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS, LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS, INTENSE PRICE OR PRODUCT COMPETITION, LACK OF AVAILABLE SUPPLY OF BULK GENERICS, FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS, FAILURE TO OBTAIN ADDITIONAL FINANCING AND OTHER FACTORS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    SuperGen, Inc. (the "Company" or "SuperGen") is a pharmaceutical company dedicated to the acquisition, development and commercialization of products intended to treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders, and other serious conditions such as obesity. SuperGen is developing its portfolio of anticancer drugs through the development of its generic, proprietary and Extra-TM- products (its enhanced line of patented products) and through the acquisition of certain anticancer products which complement its portfolio and provide the Company with market opportunities. In September 1996, SuperGen acquired the inventory and all rights in the U.S., Canada and Mexico to the proprietary anticancer drug Nipent-Registered Trademark- (Pentostatin) which is indicated for hairy cell leukemia. Nipent-Registered Trademark- has also received Orphan Drug Designation for the treatment of chronic lymphocytic leukemia ("CLL"). In January 1997, the Company acquired the inventory, the abbreviated New Drug Application and all related records and know-how pertaining to Etoposide, a generic anticancer product. In late 1996 and early 1997 the Company began to actively market these products, along with the inventory of certain other generic products acquired in 1996. The Company intends to continue to seek other promising anticancer drugs to complement its portfolio. In addition, SuperGen has filed for governmental approval for its first generic product, Mitomycin. It intends to file for governmental approval in 1997 for its first Extra-TM- product, Mitomycin Extra-TM-, currently in Phase I/II trials, and several of its other potential anticancer products. The Company has also continued to develop a group of proprietary blood cell disorder products for the treatment of anemia associated with chemotherapy, radiotherapy, renal failure and aplastic anemia. SuperGen's proprietary obesity pill, which has shown promise in early preclinical and human studies for general obesity, is currently in Phase II clinical trials. To date, the Company has received Orphan Drug Designations for its aplastic anemia agent and for its obesity pill in the treatment of a genetic disorder leading to chronic obesity. The Company has also received a grant from the U.S. government for aplastic anemia clinical trials.

    The Company was founded in March 1991. Its corporate headquarters are located at Two Annabel Lane, Suite 220, San Ramon, CA 94583.

THE DRUG DEVELOPMENT AND APPROVAL PROCESS

    NEW DRUG DEVELOPMENT APPROVAL. The U.S. system of new drug approvals is the most rigorous in the world. According to a February 1993 report by the Congressional Office of Technology Assessment, it costs an average of $359 million and takes an average of 12 years from discovery of a compound to bring a single new pharmaceutical to market. Only approximately one in 1,000 compounds that enter the preclinical testing stage eventually makes it to human testing, and only one-fifth of those are ultimately approved for commercialization. Yet, in recent years, societal and governmental pressures have created the expectation that drug discovery and development costs can be reduced without sacrificing safety, efficacy and innovation. The need to significantly improve or provide alternative strategies for successful pharmaceutical discovery, research and development remains a major health care industry challenge.

    The following chart(1) illustrates the typical stages of the new drug development and approval process:

                                [CHART]

    DRUG DISCOVERY. In the initial stages of drug discovery before a compound reaches the laboratory, typically tens of thousands of potential compounds are randomly screened for activity against an assay assumed to be predictive for particular disease targets. This drug discovery process can take several years. Once a "screening lead" or starting point for drug development is found, isolation and structural determination is initiated. Numerous chemical modifications are made to the screening lead (called "rational synthesis") in an attempt to improve the drug properties of the lead. After a compound emerges from the above process it is subjected to further preliminary studies on the mechanism of action, further IN VITRO screening against particular disease targets and finally, some IN VIVO animal screening (called "pharmacology"). If the compound passes these barriers, preliminary exploratory animal toxicology is performed to begin to analyze the toxic effects of the compound, and if the results are positive, the compound emerges from the basic research mode and moves into the preclinical phase.

    PRECLINICAL TESTING. During the preclinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests typically take approximately three and one-half years to complete.

    INVESTIGATIONAL NEW DRUG APPLICATION (IND). During the preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if the FDA does not reject it within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, how the chemical structure of the compound is manufactured, the method by which it is believed to work in the human body, and any toxic effects of the compound found in the animal studies. In addition, the IND must be reviewed and approved by an Institutional Review Board comprised

------------------------

(1) Source: "The Drug Development and Approval Process" by Dale E. Wierenga, Ph.D. and John Beary, III, M.D., NEW MEDICINES IN DEVELOPMENT FOR CANCER, 1995.

of physicians at the hospital or clinic where the proposed studies will be conducted. Progress reports on detailing the results of the clinical trials must be submitted at least annually to the FDA.

    Some limited human clinical testing may be done under a Physician's IND in support of an IND application and prior to receiving an IND. A Physician's IND is an IND application that allows a single individual to conduct a clinical trial under less rigorous standards with a shorter FDA review process. A Physician's IND does not replace the more formal IND process, but can provide a preliminary indication as to whether further clinical trials are warranted, and can, on occasion, facilitate the more formal IND process (sometimes referred to as the "Company-sponsored INDs").

    PHASE I CLINICAL TRIALS. After an IND becomes effective, Phase I human clinical trials can begin. These tests, involving usually between 20 and 80 healthy volunteers, typically take approximately one year to complete. The tests study a drug's safety profile, including the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

    PHASE II CLINICAL TRIALS. In Phase II clinical trials, controlled studies of approximately 100 to 300 volunteer patients with the targeted disease assess the drug's effectiveness. These tests are designed primarily to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects on these patients. These studies generally take approximately two years, and may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug on the patient population, but also the safety of the drug on the patient population.

    PHASE III CLINICAL TRIALS. This phase typically lasts about three years and usually involves 1,000 to 3,000 patients. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any reactions that may result from long-term use of the drug.

    NEW DRUG APPLICATION (NDA). After the completion of all three clinical trial phases, the Company analyzes the data and, if the data indicates that the drug is safe and effective, files an NDA with the FDA. The NDA must contain all of the information on the drug that the company has gathered to date, including the data from the clinical trials. NDAs are often over 100,000 pages in length. The average NDA review time for new pharmaceuticals approved in 1994 was 19.7 months.

    APPROVAL. If the FDA approves the NDA, the drug becomes available for physicians to prescribe. The Company must continue to submit periodic reports to the FDA, including descriptions of any adverse reactions reported. For certain medicines, the FDA may request additional studies (Phase IV) to evaluate long-term effects.

    PHASE IV CLINICAL TRIALS AND POST MARKETING STUDIES. In addition to studies requested by the FDA after approval, these trials and studies are conducted to explore new indications. Such trials and studies and the publication of the resulting data are designed primarily to broaden the application and use of the drug and its acceptance in the medical community.

    ORPHAN DRUG DESIGNATION. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States. The first developer to receive FDA marketing approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States for that product. However, a drug that is considered by the FDA to be clinically superior to or different from another approved orphan drug, even though for the same indication, is not barred from sale in the United States during the seven year exclusive marketing period.

    GENERIC AND EXTRA-TM- DRUG DEVELOPMENT AND APPROVAL PROCESS.

    GENERIC DRUGS. The development of a generic drug is significantly abbreviated from that of a new drug. Once all applicable patents for a particular drug expire, the drug is available for generic formulations. Development of a generic drug requires identification of a source for the active ingredient of the generic drug (the "bulk source"), as well as demonstrated chemical equivalence of the generic formulation with the patented drug. Obtaining an FDA-approved bulk source for anticancer drugs is usually very difficult and time-consuming, and may significantly delay the development of a generic drug. Once a bulk source is identified, the Company must obtain FDA approval for the bulk source (which typically takes approximately eighteen months) and FDA approval for the final formulation ("Marketing Approval") of the generic drug (which typically takes approximately eighteen months). The governmental approval process for a generic drug may be shortened to the extent that there is overlap between the approvals for the two phases (which can run concurrently).

    The following graph illustrates the typical stages of the generic drug development and approval process:

                                    [CHART]

    EXTRA-TM- DRUGS. The Company believes that development of enhanced formulations of generic anticancer drugs (e.g. where the formulation is improved from a powder to a liquid form or more soluble form) using a patented technology, will also be significantly abbreviated from that of a new drug. Governmental approval of a Extra-TM- drug is expected to be similar to that of a generic drug with a slightly longer approval process for Marketing Approval (approximately 24 months), due to the additional requirement of some preclinical and clinical testing relating to the new formulation. As part of this process, prior to conducting clinical testing, the Company files an IND with the FDA.

STRATEGY

    A key element of the Company's strategy is to identify, acquire and develop pharmaceutical products in the later stages of development in order to shorten the research and development cycle and thereby minimize the time and expense associated with drug development. The Company believes that this approach differs from that adopted by most pharmaceutical companies. Instead of engaging in pure discovery research to obtain lead compounds, the Company licenses or acquires the rights to compounds typically at the late preclinical or early clinical stage of development that have shown efficacy in humans or in a model relevant to a particular clinical disease. The Company then seeks to enhance and complete the product development and bring the product to market. In its generic and Extra-TM- drug development program, the Company targets and develops off-patent products that have already been commercialized by others but nevertheless offer the Company attractive market opportunities. The Company also seeks to acquire rights from third parties to products which have already been fully developed, FDA approved and marketed by such third parties but which the Company believes have strong market positions or potential. The Company believes that its approach minimizes the significant financial investment required by pure discovery research and reduces the risk of failure in developing a commercially viable product.

    SuperGen's objective is to become a leading supplier of pharmaceuticals for life-threatening diseases, including cancer and blood cell disorders, and other serious conditions such as obesity. The Company focuses its product development efforts where the Company believes there are significant market opportunities, such as in the treatment of cancer and other blood cell disorders and in obesity as well as in smaller niche markets where the Company believes there is limited competition, such as certain anticancer drug markets. The Company seeks to develop a diversified pharmaceutical offering within its focused anticancer blood cell disorder market, including generic, Extra-TM- and proprietary drugs, and seeks to implement a staged strategy for bringing products to market. The Company believes that the early commercialization of its acquired anticancer products, such as Nipent-Registered Trademark-, Etoposide and its other anticancer drugs, is assisting the Company in developing its reputation and presence in the market while it continues to develop its Extra-TM- and proprietary products, which have a longer development cycle but may offer the Company a more significant market opportunity.

    The Company has a highly experienced management team and maintains an operation focused primarily on product development and clinical registration. The Company currently outsources its manufacturing to avoid the high fixed costs of plant, equipment and large manufacturing staff. The Company has established a highly skilled sales and marketing organization, which it is expanding as it brings its products to market. The Company contracts out its inventory control function to an established third party who handles warehousing, invoicing and product delivery. The Company believes that this operating strategy enables it to keep its costs relatively low while maintaining high technical and operational standards.

PRODUCTS AND PRODUCTS IN DEVELOPMENT

    The Company's current products and its products in development include its generic and Extra-TM- anticancer drugs, proprietary compounds for blood cell and other disorders and its obesity pill. Each of such products and potential products is described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

                 SUPERGEN PRODUCTS AND PRODUCTS IN DEVELOPMENT

           DRUG                        POTENTIAL INDICATIONS                             STATUS
---------------------------  -----------------------------------------  -----------------------------------------
MARKETED PRODUCTS(1)

Nipent-Registered Trademark- Hairy cell leukemia                        Currently marketed in the United States

Etoposide                    Refractory testicular tumors, small cell   Currently marketed in the United States
                             lung cancer

Methotrexate                 Breast, head, neck and lung cancer, acute  Currently marketed in the United States leukemia

Megestrol Acetate            Breast and endometrial cancer              Currently marketed in the United States

Leucovorin Calcium           Rescue treatment for methotrexate          Currently marketed in the United States

GENERIC

Mitomycin                    Gastric, pancreatic, breast, lung and      Bulk source approved; Awaiting Marketing
                             colorectal cancer                          Approval from the FDA

Bleomycin                    Head and neck cancer, Hodgkin's disease,   Bulk source identified; Plan to file for
                             reticulum cell sarcoma, lymphosarcoma,     Marketing Approval in 1997
                             testicular cancer

Paclitaxel                   Various solid tumors                       Preliminary formulation and bulk sourcing
(Taxol-Registered Trademark-)                                           under evaluation

Vincristine                  Hodgkin's disease, leukemia,               Bulk source approved; Plan to file for
                             rhabdomyosarcoma, neuroblastoma, Wilms'    Marketing Approval in 1998
                             tumor

Vinblastine                  Hodgkin's disease, Kaposi's sarcoma,       Bulk source approved; Plan to file for
                             testicular cancer, lymphomas               Marketing Approval in 1998

EXTRA-TM-

MitomycinExtra-TM-           Gastric, pancreatic, breast, lung and      Bulk source approved; Currently in Phase
                             colorectal cancer                          I/II studies in cancer patients; Plan to
                                                                        file NDA in 1997

PentostatinExtra-TM-         Hairy cell leukemia, chronic lymphocytic   Approved bulk source owned; Formulation
                             leukemias                                  in process and preclinical testing to be
                                                                        initiated in 1997; Plan to file IND in
                                                                        1998

PacilitaxelExtra-TM-         Various solid tumors                       Preliminary formulation and bulk sourcing
                                                                        under evaluation; Plan to file IND in
                                                                        1997

------------------------

(1) The Company acquired these products from third parties in late 1996 and early 1997.

           DRUG                        POTENTIAL INDICATIONS                             STATUS
---------------------------  -----------------------------------------  -----------------------------------------
EtoposideExtra-TM-           Refractory testicular tumors, small cell   Bulk source approved; Formulation in
                             lung cancer                                process and preclinical testing to be
                                                                        initiated upon completion of formulation;
                                                                        Plan to file IND in 1997

DoxorubicinExtra-TM-         Major cancers, including leukemia,         Bulk source approved; Formulation
                             lymphoma, soft tissue sarcomas,            completed; Preclinical testing in
                             neuroblastoma osteosarcoma Wilms' tumor    process; Plan to file IND in 1997

DaunorubicinExtra-TM-        Leukemia                                   Bulk source approved; Formulation
                                                                        completed; Preclinical testing in
                                                                        process; Plan to file IND in 1997

PROPRIETARY COMPOUNDS

Chemoprotective and          Anemia associated with anticancer          Completed Phase I studies with normal
Radioprotective Agent        treatment                                  subjects; Currently in Phase I/II studies
                                                                        with patients

Renal Agent                  Anemia associated with kidney disease      Completed Phase I studies with normal
                                                                        subjects; Currently in Phase I/II studies
                                                                        with patients

Aplastic Anemia Agent        Aplastic Anemia                            Completed Phase I studies with normal
                                                                        subjects; Currently in Phase I/II studies
                                                                        with patients, Received Orphan Drug
                                                                        Designation and grant

Obesity Pill                 Chronic genetic obesity, General obesity   Completed Phase I studies with normal
                                                                        subjects; Currently in Phase II studies
                                                                        with patients

CURRENTLY MARKETED PRODUCTS.

    The Company is currently marketing its anticancer products, Nipent-Registered Trademark- and Etoposide. In September 1996, the Company acquired the inventory and all rights, including its Orphan Drug Designations, in the U.S., Canada and Mexico to Nipent-Registered Trademark-. In January 1997, the Company acquired the inventory, the abbreviated New Drug Application and all related records and know-how pertaining to Etoposide. In addition, the Company is currently marketing the acquired inventory of three other anticancer generic products. The Company believes that the acquisition of inventory, know-how and/or other rights to anticancer products which have already been commercialized offers the Company market opportunities while assisting it to develop its reputation and presence in the market.

    The Company is currently marketing the following products:

    NIPENT-REGISTERED TRADEMARK-. On September 30, 1996, the Company acquired finished goods and bulk crude concentrate inventory and all rights to Nipent-Registered Trademark- in the U.S., Canada and Mexico.
Nipent-Registered Trademark- has Orphan Drug Designation for hairy cell leukemia until October 1998 and for CLL. In 1995, Nipent-Registered Trademark-, which is indicated to treat hairy cell leukemia, had sales of approximately $2 million in the U.S. and $6 million in Europe, as represented by the third party from whom Nipent-Registered Trademark- was acquired. The Company is currently selling the purchased inventory and expects to file for FDA approval to begin manufacturing Nipent-Registered Trademark-. The Company has entered into a manufacturing contract with a third party. The Company also expects to enter into a supply agreement pursuant to which a third party will purchase from the Company its total requirements for sales in Europe for at least seven years.

    ETOPOSIDE. In January 1997, the Company acquired the inventory, the abbreviated New Drug Application and related records and know-how pertaining to Etoposide, which is indicated for refractory testicular tumors and small cell lung cancer. Sales of Etoposide in the U.S. were estimated to be $50 million in 1996 and $105 million in 1995(1). There are currently six generic versions of Etoposide that have been approved for commercial sale, in addition to the original version produced by Bristol-Myers Squibb Company ("Bristol-Myers Squibb"). The Company is currently selling the purchased inventory and expects to file for FDA approval to begin manufacturing.

    OTHER GENERIC PRODUCTS. In 1996, the Company purchased Methotrexate, Megestrol Acetate and Leucovorin Calcium inventory. Methotrexate is indicated for breast, head, neck and lung cancers and acute leukemias and Megestrol Acetate is used to treat breast and endometrial cancer. Leucovorin Calcium is primarily used in rescue treatment for methotrexate. The Company is currently selling the inventory as part of its complement of anticancer drugs. These products were acquired to establish the Company's presence in the oncology market. The Company does not intend to further develop these products or acquire further supplies of finished goods.

    OTHER PRODUCTS. The Company currently intends to continue to evaluate and seek other anticancer products which complement the Company's anticancer portfolio and which may offer the Company attractive market opportunities.

GENERIC AND EXTRA-TM- ANTICANCER PHARMACEUTICALS.

    GENERIC ANTICANCER PHARMACEUTICALS. In addition to the marketing of Etoposide, the Company is currently developing five generic drugs. The Company believes that early commercialization of its generic drugs will further assist it in developing its reputation and presence in the market while it continues to develop its Extra-TM- and proprietary products. These Extra-TM- and proprietary products have a longer development process but may offer the Company a more significant market opportunity.

    The Company's generic drugs currently under development are as follows:

    MITOMYCIN. Mitomycin, with estimated sales in the U.S. of approximately $34 million in 1996 and $36 million in 1995 has primary indications in gastric and pancreatic carcinoma and medically accepted indications in breast, lung and colorectal cancer. The patent for Mitomycin expired in 1987, and as of December 31, 1996, only two generic versions of Mitomycin had been approved for commercial sale in addition to the original version produced by Bristol-Myers Squibb. The Company expects to receive Marketing Approval on its generic version of Mitomycin in late 1997.

    BLEOMYCIN. Bleomycin is indicated for the treatment of head and neck cancer, Hodgkin's disease, reticulum cell sarcoma, lymphosarcoma and testicular cancer. Sales of Bleomycin in the U.S. were estimated to be approximately $41 million in 1996 and $44 million in 1995. The patent for Bleomycin expired in 1989. Only one generic version of Bleomycin has been approved for commercial sale to date. The Company has a generic version of Bleomycin currently under development.

    PACLITAXEL (TAXOL-REGISTERED TRADEMARK-).  Paclitaxel
(Taxol-Registered Trademark-), which is indicated for the treatment of a variety of solid tumors, is currently the most successful anti-cancer drug, with sales in the U.S. of approximately $400 million in 1996 and $387 million in 1995. Bristol-Myers Squibb's patent for Paclitaxel (Taxol-Registered Trademark-) expires in 1997. The Company expects to file for Marketing Approval on its generic version of Paclitaxel (Taxol-Registered Trademark-) in late 1997.

------------------------

(1) Unless otherwise indicated, product sales and market size information cited in this Report consist of data provided by International Marketing Service.

    VINCRISTINE. Vincristine is used to treat Hodgkin's disease, leukemia, rhabdomyosarcoma, neuroblastoma, and Wilms' tumor. Sales of Vincristine in the U.S. were estimated to be approximately $6.0 million in both 1996 and 1995. The Company believes that, while Vincristine offers a limited market opportunity, its generic version of Vincristine currently under development will complement the Company's anticancer drug product portfolio by broadening its product line. The patent for Vincristine expired in 1982. There are currently three generic versions of Vincristine that have been approved for commercial sale, in addition to the original version produced by Eli Lilly and Company. The Company expects to file for Marketing Approval for its generic version of Vincristine in 1998.

    VINBLASTINE. Vinblastine is indicated for a variety of malignant diseases including Hodgkin's disease, Kaposi's sarcoma, testicular cancer and lymphoma. While sales in the U.S. in 1996 were estimated to be approximately $2 million, the Company believes that its generic version of Vinblastine will complement the Company's anticancer drug portfolio by broadening its product line. The patent for Vinblastine expired in 1985, and there are currently five generic versions of Vinblastine approved for commercial sale. The Company expects to file for Marketing Approval in 1998.

    The Company believes that the total estimated U.S. sales for Mitomycin and Etoposide decreased from 1995 to 1996 due to increased competition and that sales for these generics (as well as its other proposed generic products) may continue to decrease in the future as a result of competitive factors, including reductions in the per unit sales price, the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies.

    EXTRA-TM- ANTICANCER PHARMACEUTICALS. The Company has developed applications for its "Extra-TM-" encapsulation technology which it believes significantly improves the safety profile and handling characteristics of certain generic anticancer drugs currently on the market (the "Extra-TM-technology"). Many anticancer generic drugs are available only in a powder form and have to be mixed and dissolved in the correct liquid prior to administration. The Company's Extra-TM- technology enables certain anticancer drugs to be made in ready-to-inject, stable solutions. The ready-to-inject stable solution not only increases the ease of administration and saves time by eliminating the mixing procedure, but also increases the safety for the person administering the dose by minimizing the risk of exposure to the toxins in the drug. Moreover, the Company believes that certain of its ready-to-inject stable solutions have a significantly longer shelf-life at room-temperature than the mixed generic solutions, and can potentially be administered from a multidose vial.

    In addition, the Company believes that its Extra-TM- technology may increase the safety of certain existing anticancer drugs by minimizing the problem of ulceration associated with extravasation without altering potency or activity. Extravasation is accidental leakage of the drug into a patient's muscle or skin from a blood vessel. Many existing anticancer pharmaceuticals, including those under development by the Company, are potent toxins and cause serious ulceration if extravasated. The resulting damage can be extensive and can require plastic surgery to repair. Furthermore, because of the decrease in the ulceration risk, the Company believes that its Extra-TM- technology can be expanded to apply to many cancer drugs which, due to their toxicity, currently cannot be administered locally. Such applications include intravesicular application in bladder cancer, inperioneal application in ovarian and other cancers, intraprostate, intracranial application for brain tumors, and intraarterial applications for tumors accessible by the circulatory route. As a result, the Company believes that its Extra-TM- products may have a significant competitive advantage over their generic counterparts currently on the market.

    The Company has filed an application for worldwide patent protection for its anticancer Extra-TM- technology and in February 1997 was issued its Extra-TM-patent in the U.S. In addition, the Company has licensed the rights to the excipient used for the Extra-TM- technology from certain third parties. At the time the Company acquired the licenses to this excipient, the excipient was in its later stages of development and had already undergone extensive animal toxicology and human testing in areas other than anticancer drugs. The Company applied the Extra-TM- technology to anticancer drugs and has developed proprietary formulations of the generic drugs Mitomycin, Pentostatin, Paclitaxel, Etoposide, Doxorubicin and Daunorubicin with improved handling characteristics and safety profiles.

    The Company's Extra-TM- drugs currently under development are as follows:

    MITOMYCIN EXTRA-TM-. Mitomycin is currently available commercially in powder form only and has indications in gastric, pancreatic, breast, lung and colorectal cancer. The Company has completed its formulation and preclinical testing for its Mitomycin Extra-TM- for injection and is currently conducting Phase I/II trials.

    PENTOSTATIN EXTRA-TM-. Pentostatin (Nipent-Registered Trademark-) is indicated to treat hairy cell leukemia and has a potential application to treat CLL. The Company believes that there is a potential for expanded oncology markets and for non-oncology markets and has initiated preclinical studies with Pentostatin Extra-TM-. The Company plans to file an IND application with the FDA relating to its potential Pentostatin Extra-TM- product in 1998.

    PACLITAXEL EXTRA-TM-. Paclitaxel (Taxol-Registered Trademark-) is indicated to treat ovarian cancer and is being used experimentally to treat numerous cancers including breast cancer. It is the fastest growing anticancer agent, with sales in the U.S. of approximately $400 million in 1996 and $387 million in 1995. The current Paclitaxel formulation has numerous problems because the Cremophor-Registered Trademark- EL solvent used for the injection concentrate causes hypersensitivity reactions, leaching of plasticizer from PVC infusion bags, haziness of diluted solutions and the need for in-line filters. The Company believes that its potential Paclitaxel Extra-TM- product would reduce these problems. In addition, enhanced solubility in aqueous solutions could expand the market to direct application and create new therapy markets. The Company expects to file an IND application with the FDA relating to its potential Paclitaxel Extra-TM- product in 1998.

    ETOPOSIDE EXTRA-TM-. Etoposide is a currently marketed product of SuperGen with wide application against refractory testicular tumors and small cell lung cancer. Current formulations of Etoposide have limited stability and limited solubility. Etoposide Extra-TM- formulations would decrease such limitations. Formulation and preclinical evaluation are currently in process, and it is anticipated that an IND will be filed in 1998.

    DOXORUBICIN EXTRA-TM-. Doxorubicin is indicated to treat every major cancer, as well as leukemia, lymphoma, soft tissue sarcomas, neuroblastoma osteosarcoma, and Wilms' tumor. Doxorubicin is currently sold as a powder by four companies, and in solution form by two of these companies. Sales of Doxorubicin in the U.S. were estimated to be approximately $75 million in 1996 and $55 million in 1995, of which sales of the solution form represented approximately 75% and 77%, respectively. The Company has commenced preclinical testing for its proprietary liquid reformulation of Doxorubicin and expects to file an IND application with the FDA for its potential Doxorubicin Extra-TM-product in 1997.

    DAUNORUBICIN EXTRA-TM-. Daunorubicin is indicated to treat leukemia. Sales of Daunorubicin in the U.S. were estimated to be approximately $11 million in both 1996 and 1995. Daunorubicin is currently sold in powder form only. The Company believes that Daunorubicin represents a niche market with limited competition from large pharmaceutical companies due to its relatively small market size. However, the Company believes the use of Daunorubicin may increase substantially in the future, as recent experimental studies suggest that Daunorubicin may be used in an increasing number of combination drug protocols treating a number of cancers. The Company has commenced preclinical testing for its potential Daunorubicin Extra-TM- product and expects to file an IND application with the FDA for such product in 1997.

    OTHER PRODUCTS. The Company currently intends to develop other Extra-TM-products to complement its anticancer product portfolio. The Company continues to research other applications to use its Extra-TM- technology to enhance existing anticancer drugs.

PROPRIETARY PRODUCTS

    PROPRIETARY BLOOD CELL DISORDER PRODUCTS. The Company is developing a series of proprietary blood cell disorder products to treat various forms of anemia. Anemia is the destruction of white and/or red blood cells, which weakens the immune system, leaving patients susceptible to infection that could result in serious illness or death. Anemia frequently results as a side effect of existing anticancer therapies, including chemotherapy and radiation, and from renal failure. The Company believes that its products under development may have improved therapeutic benefits relative to existing drugs available commercially, and may be used in conjunction with existing drugs or, in certain cases, may replace existing drugs.

    The Company acquired the rights to the compounds (together with eight associated patents) relating to its blood cell disorder agents in 1992 from a privately-held company after the compounds had undergone extensive preclinical laboratory and animal tests and a successful efficacy trial under a Physician's IND unrelated to blood cell disorders. The Company refocused development of the compounds on the treatment of blood cell disorders, continued extensive testing of the compounds, and obtained Company-sponsored INDs for its chemotherapy and radioprotective agent, renal agent and aplastic anemia agent. The Company has commenced Phase I/II clinical trials for each of these potential products, and received an Orphan Drug Designation from the FDA in November 1995 for its aplastic anemia agent.

    The Company's products under development in this area consist of the following:

    CHEMOPROTECTIVE AND RADIOPROTECTIVE AGENT. Chemotherapy and radiation, used in the treatment of cancer, deplete the patient's white blood cell supply, thereby weakening the patient's immune system. This side effect, which can be life-threatening itself, requires the extension of the period between chemotherapy and radiation treatments, which may reduce their effectiveness in combating the cancer. As a result, therapeutic agents that effectively and speedily treat the side effect of anemia may significantly enhance the effectiveness of anticancer treatments. Sales in the U.S. of such drugs, estimated to be approximately $617 million in 1994, as reported by Medical Advertising News, are dominated by Amgen, Inc.'s ("Amgen's") product GCSF/Neupogen. Patients using this product typically require 14 to 21 days to recover in the hospital, and, until they have recovered, are generally not able to have another treatment of chemotherapy or radiation.

    The Company's preclinical tests indicate that its proprietary chemoprotective and radioprotective agent can reduce the patient recovery period, and can also reduce the side effects associated with existing drugs. As a result, the Company believes that its product has significant market potential and that its use may enhance or replace existing drugs. The Company has received an IND and is conducting Phase I/II clinical trials on this potential product.

    RENAL AGENT. Anemia associated with kidney disease is the depletion of red blood cells. The market for U.S. sales of therapeutic agents treating anemia associated with renal failure, estimated to be approximately $721 million in 1994, as reported by Medical Advertising News, is dominated by Amgen's EPO/Epogen. Current therapeutic agents do not result in complete patient recovery of the red blood cell supply and further have the negative side effect of depleting white blood cells, rendering the patient more susceptible to infection.

    The Company's preclinical tests indicate that its proprietary renal agent may enable complete patient recovery of the red blood cell supply and does not have the negative side effect of depleting white blood cells. As a result, the Company believes that its renal agent may offer significant benefits over existing therapies. The Company has received an IND and recently commenced Phase I/II clinical trials on this potential product.

    APLASTIC ANEMIA AGENT. Aplastic anemia is a disease that depletes white and red blood cells, platelets and neutrophils. The disease affects an estimated patient population of 2,000 people per year. No current therapeutic agent in the market effectively treats all symptoms of aplastic anemia.

    The Company believes that its proprietary aplastic anemia agent will be the first therapeutic agent to treat all symptoms of aplastic anemia. The Company believes that the potential market size opportunity for such a product is $20 million. The Company received an Orphan Drug Grant for its potential aplastic anemia product from the FDA in June 1995 and an Orphan Drug Designation for this product in November 1995. The Company has received an IND and a grant from the FDA to conduct Phase I/II clinical trials on this potential product.

OBESITY PILL

    Obesity is a disorder with significant mortality and morbidity due to heart, joint or respiratory problems. The U.S. Department of Health and Human Services has estimated that 28% or 36 million of U.S. adults (20-74 years of age) are defined as obese and that effective prevention of obesity could save $50 billion annually in health care costs. Obesity drugs currently on the market are dependent on targeting the brain for their mode of action which is to suppress the appetite or accelerate the metabolism by amphetamine-like activity. While many of these drugs have demonstrated an ability to assist short-term weight loss, the long-term effects of their use have been less satisfactory as users tend to regain the weight initially lost ("bounce back effect").

    The Company is developing a proprietary product in pill form for the treatment of obesity. Based on preliminary results from animal studies, the Company believes that the product's activity is not based on appetite suppression or on stimulating increased metabolic activity but on modification of the energy balance equation. This means that for the same amount of food intake, the body may store less fat in the presence of the product. Additionally, the product may also increase the amount of fat used to produce a given amount of energy. In animal studies conducted at The Jackson Laboratory, genetically obese
(OB/OB) and diabetic (DB/DB) mice were given the Company's proprietary product and were compared against a control group which was not given the product. Both groups ate the same amount of food. Test results showed that the mice that were given the product appeared normal (no longer obese) while the control group remained obese.

    Under a Physician's IND, in a randomized, double-blind crossover study with 17 obese human subjects over a 20-week period, subjects lost significantly more weight when given the Company's obesity pill than during placebo administration, and preliminary results indicated that the subjects maintained such weight loss over an extended period (10 weeks).

    In 1994 the Company completed, under its own company-sponsored IND, a Phase I tolerance and safety study that showed no adverse effects resulting from the obesity pill. The Company is augmenting significant existing animal and human data by sponsoring several additional animal studies and Phase II clinical studies for general obesity and Phase I/II clinical studies for related genetic diseases in which the major cause of morbidity and mortality is massive obesity. The Company has received Orphan Drug Designation for its obesity pill in the treatment of Prader-Willi Syndrome, a type of genetic obesity.

CLINICAL DEVELOPMENT AND REGISTRATIONS

    The Company believes that in-house management of clinical development and registrations is central to the Company's strategy for the accelerated, cost-effective commercialization of drugs. The Company has assembled a team comprised of seasoned professionals with significant industry experience to coordinate and manage clinical development and registrations of all Company products.

MANUFACTURING

    The Company currently outsources its manufacturing for the bulk generics used in its generic and Extra-TM- compounds under agreements with U.S. and foreign suppliers acceptable to the FDA and expects to continue to outsource manufacturing. Once a bulk generic, or proprietary compound is manufactured in an FDA approved facility, it is sent to one or more domestic manufacturers that process the bulk compound into the finished generic, proprietary or Extra-TM-formulations of the Company's compounds. The Company believes it has acquired sufficient bulk inventory for the manufacture of Nipent-Registered Trademark- to meet its clinical and commercial needs for the foreseeable future. The Company's finished generic and Extra-TM- products will then be shipped to an outside vendor for distribution to the Company's customers. The Company has also entered into agreements with domestic entities for the future production of certain of its bulk generics as well as the initial production of its finished cytotoxic agents required for its Extra-TM- compounds. Before production of bulk generics can commence at this facility, however, the manufacturer must be deemed acceptable by the FDA under the current Good Manufacturing Practices standards, of which there can be no assurance. The Company has licensed from this manufacturer, on an exclusive basis, proprietary fermentation technology for anticancer agents and has filed an application with the FDA for the production of bulk Mitomycin using this technology. In the future, the Company may adapt its proprietary fermentation technology to produce its other bulk generics. The Company believes its current suppliers will be able to manufacture its bulk generics in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs.

    The Company's proprietary blood cell disorder products and obesity pill are in clinical trials and therefore manufacturing has occurred solely for the continued study of these products. In order to manufacture its proprietary blood cell disorder products and obesity pill, the Company initially obtains the raw materials from a major domestic pharmaceutical company. These raw materials then go to three different manufacturers, each performing a different step in the overall process, in order to create the final product. The first performs a chemical procedure on the raw materials, the next alters the particle size of the compound and the third turns the product into a tablet form. The Company intends to outsource the commercial manufacturing of its blood disorder products and obesity pill if and when such products receive final governmental approval.

    The Company believes that its strategy of outsourcing manufacturing is cost-effective since it avoids the high fixed costs of plant, equipment and large manufacturing staff, and thereby enables the Company to conserve its resources. The Company seeks to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures, and thorough analytical testing by outside laboratories.

    The Company intends to continue evaluating its manufacturing requirements and may in the long-term establish or acquire its own manufacturing facilities to manufacture its products for commercial distribution to improve control and flexibility of product supply and cost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

MARKETING AND SALES

    The Company has begun to market its anticancer products to hospitals and private practice/oncology clinics. In the hospital market, the Company has focused on obtaining winning bids from hospital buying groups, since they control a significant majority of the hospital business in the oncology and blood disorder pharmaceutical market. Since acceptance from each buying group can be time consuming, there may be significant delays before the Company can win bids and generate sales revenues. However, the Company has taken significant steps toward such acceptance. The Company has gained recognition as an approved vendor in each state which requires registration or licensing prior to bidding for those customers and has bid aggressively to win contracts with the largest buying groups in its product line. It intends to continue to target the largest buying groups and as it attains market share, bid with other buying groups, while seeking to minimize any price erosion that may occur.

    In the private practice/oncology clinic market, due to the large number of private practice/oncology clinics in the United States, the Company intends to develop distributor relationships. The Company will initially focus on developing distributor relationships with the six major oncology distributors in the United States who control approximately 60% of the approximately 1,700 private practice/oncology clinics, which represent approximately 30% of the oncology-related pharmaceutical market.

    The Company's sales and marketing effort is under the direction of Frank Brenner, Vice President of Sales and Marketing. Mr. Brenner has 20 years of experience in pharmaceutical sales and marketing. The Company's sales and marketing group also currently includes three regional managers who have extensive industry experience, and the Company plans to increase its sales force upon receipt of Marketing Approval for additional generic and Extra-TM-products. The Company's sales and marketing group conducts direct sales, works with distributors, performs market research analysis, develops marketing strategies, creates and implements educational and promotional programs, establishes pricing and product advertising, and maintains compliance with hospital and other buying groups. The Company contracts its customer service, warehouse and shipping responsibilities with an established outside vendor.

    The Company may enter into strategic marketing arrangements with third parties particularly with respect to its obesity pill. No such strategic arrangements exist as of the date of this Report. The Company has granted certain marketing rights to Israel Chemicals, Ltd. ("ICL") in Israel, India, China and South Korea with respect to all of its current potential products, subject to the negotiation and execution of acceptable agreements.

PATENTS AND LICENSES

    The Company actively pursues a policy of seeking patent protection for its proprietary products and technologies whether developed in-house or from outside acquisition. The Company has acquired licenses to or assignments of numerous U.S. Patents covering the Company's principal proprietary drugs and in February, 1997 was issued its Extra-TM- patent relating to its Extra-TM- products. The Company entered into Patent Royalty Agreements with Progenics, Inc. ("Progenics") and The Jackson Laboratory under which Progenics and The Jackson Laboratory assigned to the Company an exclusive license for certain patents and patent applications (which are important to the Company's blood cell disorder and obesity product development programs) under the condition that SuperGen pay certain fees and royalties and take reasonable steps to achieve certain milestones such as to file an IND, to file a NDA if commercially reasonable and to use diligent efforts to commence a marketing program after marketing approval. SuperGen further has a Worldwide License Agreement with Janssen Biotech, N.V. ("Janssen") related to certain patent rights and know-how regarding hydroxypropyl-beta-cyclodextrin ("HPBCD")(which is important to the Company's Extra-TM- development program) which gives the Company an exclusive license worldwide (outside the United States) in return for the payment of certain royalties, down payments and milestone payments. In addition, the Company has a Patent License Agreement with Cyclex, Inc. ("Cyclex") to license a certain patent (which is important to the Company's Extra-TM- development program) and to make and sell certain licensed products for cytotoxic anticancer formulations containing HPBCD in the United States in return for payments of certain royalties to Cyclex. The Company also has a License Agreement with Pharmos Corporation ("Pharmos") to license certain licensed products under a licensed patent right (which is important to the Company's Extra-TM- development program) in return for which the Company will pay certain royalties and payments after the filing of an NDA by the Company.

    In addition to pursuing patent protection in appropriate cases, the Company relies on trade secret protection for its unpatented proprietary technology. The Company also pursues a policy of having its employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships with the Company, which agreements provide that all confidential information developed or made known to the individual during the course of the relationship shall be kept confidential except in specified circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

COMPETITION

    Competition in the area of pharmaceutical products is intense. There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sales of pharmaceutical products for certain of the applications being pursued by the Company. SuperGen's competitors and probable competitors include Amgen, Chiron Corp. ("Chiron"), Gensia, Inc. ("Gensia"), Bristol-Myers Squibb and Immunex Corp. ("Immunex"), among others. Most of these companies have substantially greater experience and financial, research and development, manufacturing and marketing resources than the Company does and represent substantial long term competition for the Company. Such companies may succeed in developing pharmaceutical products that are more effective or less costly than any that may be developed or marketed by the Company.

    Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. If the Company is able to establish and maintain a significant proprietary position with respect to its blood cell disorder compounds, its obesity pill and, to a lesser extent, its Extra-TM-products, competition will likely depend primarily on the effectiveness of the product and the number, gravity and severity of its unwanted side effects as compared to alternative products. Competition with respect to generic products is based primarily on price and, to a lesser extent, on name recognition and the reputation of the manufacturer in its target markets. Moreover, the number of competitors offering a particular generic product can dramatically affect price and gross margin for that product. The Company may be at a disadvantage in competing with more established companies on the basis of price or market reputation. Moreover, increased competition in a particular generic market would likely lead to significant price erosion which would have a negative effect on the Company's gross profit margins. The Company believes that the total estimated U.S. sales for Mitomycin and Etoposide, as well as other of the Company's proposed generic products, have decreased in recent years due to increased competition and that sales of these generics may continue to decrease as a result of competitive factors, including the introduction of additional generics and other cancer drugs, new formulations for those drugs and the use of different therapies.

    The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. Although the Company believes that its proprietary position may give it a competitive advantage with respect to its proposed nongeneric drugs, new developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's current and potential products noncompetitive. The Company's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

EMPLOYEES

    As of December 31, 1996, the Company had 30 full-time employees. The Company uses consultants and temporary employees to complement its staffing. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. The Company's employees are not subject to any collective bargaining agreements, and the Company regards its relations with employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

                                   MANAGEMENT

DIRECTORS AND OFFICERS

    The directors and officers of the Company and their ages as of December 31, 1996 are as follows:

NAME                              AGE                              POSITION
----------------------------      ---      ---------------------------------------------------------
Joseph Rubinfeld............          64   Chief Executive Officer, President, Chief Scientific
                                             Officer and Director
Frank Brenner...............          49   Vice President of Sales and Marketing
Christine A. Carey..........          38   Vice President of Business Development
Frederick L. Grab...........          55   Vice President of Pharmaceutical Operations
R. David Lauper.............          52   Vice President of Professional Services
Francis H. Lee..............          48   Vice President of Clinical Development and Registrations
Henry C. Settle, Jr.........          48   Chief Financial Officer
Simeon M. Wrenn.............          52   Vice President of Biotechnology
Denis Burger (1)(2).........          53   Director
David M. Fineman............          53   Director and Secretary
J. Gregory Swendsen.........          44   Director
Julius A. Vida..............          68   Director
Daniel Zurr (1)(2)..........          48   Director

------------------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

    JOSEPH RUBINFELD, PH.D., co-founded the Company in 1991. He has served as Chief Executive Officer, President, Chief Scientific Officer and a director of the Company since its inception. Dr. Rubinfeld was one of the four initial founders of Amgen in 1980 and served as Vice President and Chief of Operations until 1983. From 1987 to 1990, he was a Senior Director at Cetus Corporation. From 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Squibb (formerly Bristol-Myers International Corporation ("Bristol-Myers")) in a variety of positions, most recently as Vice President and Director of Research and Development. While at Bristol-Myers, Dr. Rubinfeld was instrumental in licensing the original anticancer line of products for Bristol-Myers, including Mitomycin and Bleomycin. Prior to that time, Dr. Rubinfeld was a research scientist with several pharmaceutical and consumer product companies including Schering-Plough Corporation and Colgate-Palmolive Co. He received his B.S. in chemistry from C.C.N.Y., and his M.A. and Ph.D. in chemistry from Columbia University. Dr. Rubinfeld has numerous patents and/or publications on a wide range of inventions and developments including the 10-second developer for Polaroid film, manufacture of cephalosporins (the next generation of antibiotics following penicillin) and the first commercial synthetic biodegradable detergent. In 1984 Dr. Rubinfeld received the Commonwealth Award for Invention.

    FRANK BRENNER joined the Company as Vice President of Sales and Marketing in January 1994. Prior to joining the Company, he was an independent management consultant for various biotechnology and pharmaceutical companies from September 1991 to January 1994. From December 1987 to September 1991 Mr. Brenner was Senior Director of National Sales for Cetus Corporation and was a Regional Sales Manager from October 1986 to December 1987. Prior to that time, he served in a variety of positions at Lederle International, including as Senior Product Manager. Mr. Brenner received his B.S. from California State University at Dominguez Hills.

    CHRISTINE A. CAREY, PHARM.D., J.D., has served as Vice President of Business Development since November 1996 and as Senior Director, Marketing and Business Development, from January 1995 to October 1996. Dr. Carey was a consultant to the Company in the areas of marketing, FDA regulatory affairs, licensing and business development from March 1993 to December 1994. Prior to joining SuperGen, she worked in the specialized cytokine development unit of Sandoz Pharmaceutical Corporation from 1992 to 1993. From 1990 to 1991, she was Manager, Business Development, at Cetus Corporation. From 1986 to 1989, she served as Pharmaceutical Sales Representative for Schering Corporation. Dr. Carey received her B.S. from the University of Pittsburgh, her J.D. from Golden Gate University School of Law and her Pharm.D. from the State University of New York in Buffalo.

    FREDERICK L. GRAB joined the Company as Vice President of Pharmaceutical Operations in July 1996. From April 1989 to July 1996, Dr. Grab was Director, Regulatory Affairs, Generic Drugs for Pharmacia Inc., a developer and manufacturer of pharmaceuticals. From August 1982 to April 1988, Dr. Grab served as Manager, Pharmaceutical Product Development at Pharmacia Inc. Dr. Grab received his B.S. in Pharmacy from Columbia University, College of Pharmacy and his Ph.D. in pharmaceutical chemistry from the University of California, San Francisco Medical Center.

    R. DAVID LAUPER, PHARM. D., has served as Vice President of Professional Services since December 1996 and as Vice President of Oncology Product Development from August 1995 to November 1996. Dr. Lauper joined SuperGen from Chiron where he served as Director of Professional Services, Chiron Therapeutics from 1994 to 1995. Prior to that time, from 1986 to 1993, Dr. Lauper served in the same capacity at Cetus Corporation. From 1980 to 1986, Dr. Lauper was with Bristol-Myers Squibb as Assistant Director of Medical Information Oncology. He received his Pharm.D. in pharmacy from the University of California School of Pharmacy.

    FRANCIS H. LEE, PH.D., has served as Vice President of Clinical Development and Registrations since February 1994. Dr. Lee was a consultant to the Company in the capacity of director of clinical development and registrations from January 1993 to January 1994. Prior to joining the Company, Dr. Lee worked at the Clinical Research and Development Department of Fujisawa Pharmaceutical Company, Ltd. from 1988 to 1992, where he was Director of Clinical Research and Development. From 1987 to 1988, Dr. Lee served as Director of the Clinical Oncology group at Warner-Lambert Company. From 1983 to 1987, he served as Associate Medical Director of Oncology and Infectious Diseases at DuPont Corporation. Dr. Lee received his B.A. in chemistry from the University of Oregon, and his Ph.D. in biopharmaceuticals and clinical pharmacology from the State University of New York in Buffalo.

    HENRY C. SETTLE has served as the Chief Financial Officer since May 1996. Prior to joining the Company, Mr. Settle was a consultant from February 1996 to May 1996 and was a partner at Ernst & Young LLP from October 1986 to June 1995. He received his B.A. in economics from the University of California, Santa Barbara and his M.B.A. from the University of California, Los Angeles. He is a C.P.A.

    SIMEON M. WRENN, PH.D., joined SuperGen in January 1996 as Vice President of Biotechnology. From September 1995 to January 1996 he was a consultant to The Purdue Frederick Company, a privately held manufacturer and distributor of drug products. From 1983 to 1995, Dr. Wrenn served in several senior research and product development positions at Lederle Laboratories. He also was a founding scientist of Centocor, Inc. Dr. Wrenn has been an Assistant Professor of Medicine at Baylor College and the University of Pennsylvania and an Associate Professor of Medicine at Johns Hopkins University. He received his Ph.D. from Emory University in Atlanta, Georgia and completed his Postdoctoral Fellowship at Harvard Medical School and Massachusetts General Hospital in Boston, Massachusetts.

    DENIS BURGER, PH.D., has served as a director of the Company since January 1996. Dr. Burger has served as President and Chief Operating Officer of AntiVirals, Inc., a biotechnology company specializing in gene-targeted therapeutic and diagnostic products since February 1992 and as Chief Executive Officer since February 1996. Dr. Burger was a co-founder of Epitope, Inc., a biotechnology company, and served as its Chairman from 1981 until 1990. He has also been the general partner of Sovereign Ventures, LLC, a biotechnology consulting and merchant banking venture since 1991. Dr. Burger is a member of the Board of Directors of Cellegy Pharmaceuticals, Inc., AntiVirals Inc., and Trinity Biotech, PLC. He received his

B.A. in Bacteriology and Immunology from the University of California, Berkeley and his M.S. and Ph.D. in Microbiology and Immunology from the University of Arizona, Tucson.

    DAVID M. FINEMAN, a co-founder of the Company, has served as a director of the Company since its inception and has served as Acting Chief Financial Officer from December 1995 to March 1996. Mr. Fineman served as Secretary from the Company's inception until December 1996. He served as a General Partner of Strategic Pharmaceutical Partners I & II, the California limited partnerships which provided the initial funding for the Company. He received his B.A. from the University of Maryland and an M.A. from the Graduate Faculty of the New School for Social Research in New York, where he also completed his Ph.D. course work.

    J. GREGORY SWENDSEN, a co-founder of the Company, has served as a director of the Company since its inception. Mr Swendsen was the Treasurer of the Company from its inception until December 1995. He is President of Swendsen & Company, a management company founded in 1984 that specializes in venture capital in applied technology industries. Mr. Swendsen was a General Partner of Strategic Pharmaceutical Partners I & II, which provided the initial funding for the Company.

    JULIUS A. VIDA, PH.D., has served as a director of the Company since January 1996. Since June 1993, Dr. Vida has served as President of Vida International Pharmaceutical Consultants. From 1976 to May 1993, Dr. Vida worked at Bristol-Myers Squibb, where he served as Vice President of Business Development, Licensing and Strategic Planning from 1991 to 1993, as Vice President of Licensing from 1985 to 1991 and as Director of Licensing from 1982 to 1985. Dr. Vida is a member of the Board of Directors of Biomatrix, Inc., Medarex, Inc., FibroGen, Inc., Codon Pharmaceuticals, Inc., and Drug Innovation and Design, Inc., all biotechnology companies. Dr. Vida received his Ph.D. in Chemistry from Carnegie Mellon University and his M.B.A. from Columbia University.

    DANIEL ZURR, PH.D., has been a director of the Company since January 1994. Dr. Zurr currently serves as Chief Executive Officer of Expression Systems, Inc. Dr. Zurr served as Scientific Director and Business Development Director of the Pharmaceutical Division of ICL from 1984 to 1995. He also served as Director of Licensing at G.D. Searle & Company, Limited, from 1980 to 1983. He was Chief Executive Officer of Plantex-Ikapharm, an Israeli pharmaceutical company, from 1975 to 1980. Dr. Zurr received his M.Sc. at the Hebrew University of Jerusalem and his Ph.D. from the Imperial College University of London in 1972.

SCIENTIFIC ADVISORY BOARD

    The Company has established relationships with a group of scientific advisors with expertise in their respective fields that align with Company sponsored programs. Each scientific advisory board member is responsible for a study or program relevant to the Company's data generation for FDA filings and approval. The Company holds formal semi-annual scientific advisory board meetings to review ongoing studies and exchange ideas. The Company's scientific advisors consult with management of the Company regarding the status of the Company's work in progress and the evaluation of prospective opportunities for the Company.

    The Company pays certain of its scientific advisors consulting fees or salaries and provides reimbursement for expenses incurred in connection with service to the Company.

    The Company's scientific advisors include the following persons:

    JOSEPH RUBINFELD, PH.D. Dr. Rubinfeld is Chairman of the Scientific Advisory Board. See "Directors and Officers."

    H. LEON BRADLOW, PH.D. Dr. Bradlow is currently President of Amur Research Corp. and the Director of Laboratories at the Murray Raeburn Laboratory of Biochemistry and Endocrinology at Strang-Cornell Research Laboratory, as well as a Professor of Biochemistry in Surgery and Pediatrics at Cornell

Medical School and Professor Emeritus at Rockefeller University and Albert Einstein College of Medicine. Dr. Bradlow served as editor of STEROIDS and has numerous publications in the fields of biochemistry, steroids, and the etiology of breast cancer. Since April 1992, in addition to serving on the Company's Scientific Advisory Board, Dr. Bradlow served as a Consulting Director of Natural Product Research from the Company's inception until December 1995. Dr. Bradlow received his Ph.D. from the University of Kansas.

    FRED I. CHASALOW, PH.D. Dr. Chasalow is currently the Scientific Director of Amur Research Corp. Previously, he served as Professor of Biochemistry in Pediatrics at the State University of New York (SUNY), Downstate, and Director of the Endocrine Laboratory and Chief of Pediatric Endocrine Research at Maimonides Medical Center in Brooklyn, New York. He is a current member of the Society for the Study of Reproduction, the Endocrine Society, the Clinical Ligand Assay Society, the American Society for Biological Chemistry and Molecular Biology, the Society for Pediatric Research, the International Growth Hormone Research Society and the Lawson Wilkins Pediatric Endocrine Society. Dr. Chasalow received his Ph.D. from Brandeis University.

    FRANK H. GARDNER, M.D. Dr. Gardner is a Clinical Professor of Medicine, Hematology and Oncology at the University of Texas Medical Branch in Galveston, Texas. He is a past Director of Medicine and of the Hematology Research Laboratory at the University of Pennsylvania Presbyterian Medical Center, has served as Associate Clinical Professor of Medicine at Harvard Medical School, and has been a Consultant in Medicine to the Surgeon General of the United States Army. Dr. Gardner has participated in numerous task forces, studies and committees, including the protocol studies of the Southwest Oncology Group, the Panel of Hematologic Agents, Drug Efficacy Study of the National Academy of Sciences and the National Breast Cancer Task Force of the National Cancer Institute. He is a former Scientific Counselor at the National Cancer Institute. Dr. Gardner received his M.D. from Northwestern University Medical School.

    HARINDER S. JUNEJA, M.D. Dr. Juneja is an Associate Professor of Medicine at the University of Texas Health Science Center at Houston. He has extensive clinical and laboratory experience related to the Company's blood cell disorder projects, and his background is based in hematological diseases, and in particular leukemia and the bone marrow micro-environment. Dr. Juneja's current and past research support includes both the National Institutes of Health ("NIH") and the FDA. Dr. Juneja is a graduate of the All India Institute of Medical Sciences, New Delhi, India.

    JOSEPH KAPLAN, M.D. Dr. Kaplan is a Professor of Pediatrics, Immunology, Microbiology and Medicine at Wayne State University School of Medicine, as well as being Director of Research at Children's Hospital of Michigan and Director of Clinical Immunology, Division of Hematology-Oncology at Wayne State University School of Medicine. He has served on several NIH committees. Dr. Kaplan's research has been focused on leukemia, bone marrow transplants and sickle cell anemia. He received his M.D. from Johns Hopkins School of Medicine.

    GERALD SCHOCHETMAN, PH.D. Dr. Schochetman is the Chief of the HIV Laboratory Investigations Branch, Division of AIDS, STD and TB Laboratory Research at the Centers for Disease Control and Prevention ("CDC"), Atlanta, Georgia and Adjunct Associate Professor of Pediatrics at Emory University School of Medicine. He was Department Head of Cell Biology and Immunology at Amgen, and he was Vice President for Scientific Affairs at IGEN, Inc. Dr. Schochetman's current committee membership includes the World Health Organization ("WHO") Working Group on Vaccine Development, the National Institute of Allergies and Infectious Diseases ("NIAID") HIV Genetics Variation Committee, and the U.S. Public Health Service AIDS Vaccine Research and Development Subgroup. He received a B.S. from the City College of New York and his Ph.D. in Molecular Biology from the University of Pennsylvania.

DIRECTOR COMPENSATION

    All non-employee directors of the Company other than David M. Fineman and J. Gregory Swendsen (the "Outside Directors") will receive $1,000 in compensation for attendance at each meeting of the Board of Directors and for each Board Committee meeting held on a different day and will be reimbursed for all reasonable expenses incurred by them in attending Board and Committee meetings. The Company has adopted the 1996 Directors' Stock Option Plan providing for stock options to be granted to certain non-employee directors.

ITEM 2.  PROPERTIES.

    The Company's principal administrative facility is currently located in approximately 9,247 square feet of leased space in San Ramon, California, under a lease which expires on February 1, 2002. The Company also leases approximately 2,248 and 2,527 square feet of office and laboratory space in Des Plaines, Illinois, under leases which expire on October 9, 1997 and October 9, 2000 respectively, and approximately 3,217 square feet of office space in Parsippany, New Jersey under a lease which expires on September 1, 2001. The Company has entered into an agreement to purchase an industrial condominium building containing approximately 9,600 square feet in Pleasanton, California, and will be moving its Illinois office and laboratory operation to the Pleasanton location upon completion of the improvements. The Company believes that such facilities will be adequate to meet its current and reasonably anticipated needs for the next year. The Company plans to sublease its prior business offices located in Emeryville, California, to a third party sublessee for the balance of the lease term, which extends until August 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

    There are currently no pending or threatened material legal actions against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's shareholders during the fiscal quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS.

MARKET FOR COMMON STOCK

    Pursuant to the Company's initial public offering, the Company's Common Stock commenced trading on the Nasdaq National Market on March 13, 1996. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "SUPG." The Company's Common Stock Purchase Warrants are listed on the Nasdaq National Market under the symbol "SUPGW." The following table sets forth for the periods indicated the high and low closing sales prices for the Common Stock as reported on the Nasdaq National Market.

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL 1996
From March 13, 1996 through March 31, 1996.................................  $    5.25  $    4.25
Quarter ended June 30, 1996................................................  $   16.13  $    4.44
Quarter ended September 30, 1996...........................................  $   14.50  $    9.25
Quarter ended December 31, 1996............................................  $   15.56  $   11.63

FISCAL 1997
Quarter ended March 31, 1997...............................................  $   14.06  $   10.00
  (through March 25, 1997)

HOLDERS OF RECORD

    As of March 25, 1997, there were approximately 249 holders of record of the Common Stock.

DIVIDENDS

    The Company has never paid cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

    On September 30, 1996, the Company issued $1,000,000 in unregistered restricted shares of the Company's Common Stock to a third party in connection with the Company's purchase of certain assets pertaining to Nipent-Registered Trademark-, including all of the crude concentrate and certain of the finished goods inventory, trademarks, patents and know-how, the NDA (including two Orphan Drug Designations), Canadian New Drug Submission and certain clinical studies. In addition to the unregistered Common Stock, the Company paid $2,073,000 in cash and agreed to pay an additional $500,000 in cash upon the earlier of the date of FDA manufacturing approval or December 31, 1997. The Shares were issued in reliance of Section 4(2) of the Securities Act. There was no public solicitation in connection with the issuance of the Shares nor were there any other offerees. The Company relied on representations from the third party that it purchased the Shares for investment for its own account and not with a view to, or for resale in connection with, any distribution thereof and that it was aware of the Company's business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding the acquisition of the Shares.

    On February 6, 1996, the Company issued 26,800 Units, with each Unit selling for $5.00 cash and consisting of one share of Common Stock and one warrant to purchase an additional share of Common Stock. The warrants are exercisable at any time prior to February 6, 2001, at an exercise price of $5.00 per share and are redeemable by the Company at $.25 per warrant upon 30 days written notice, provided that the closing price of the Common Stock for each of the ten consecutive trading days immediately preceding the date of such notice exceeded $10.00. The Units were issued in reliance of Rule 506 of the Securities Act in a private offering to accredited investors. The Company relied on representations from each of the investors that he acquired the Units for investment for his own account and not with a view to, or for resale in connection with, any distribution thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 14 of Part IV of this Report.

                                                           NINE MONTHS
                                              YEAR ENDED      ENDED      YEAR ENDED   YEAR ENDED   YEAR ENDED
                                             DECEMBER 31,  DECEMBER 31,   MARCH 31,    MARCH 31,    MARCH 31,
                                                 1996          1995         1995         1994         1993
                                             ------------  ------------  -----------  -----------  -----------
Net sales and other operating revenue......   $  263,677    $   12,574   $   168,628  $   --       $   --
Net loss...................................   (8,757,635)   (2,728,687)   (3,638,947)  (7,462,576)  (1,253,560)
Total assets...............................   17,873,416     2,161,583     2,440,114    2,110,021      113,528
Net loss per common share..................   $    (0.55)   $    (0.22)  $     (0.31) $     (0.89) $     (0.19)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS, FILING FOR AND RECEIVING REGULATORY APPROVALS, ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES, SOURCING OF BULK GENERICS AND THE MANUFACTURING OF FINISHED PRODUCTS, MARKETING CURRENT PRODUCTS, INCURRING OPERATING LOSSES AND REQUIRING ADDITIONAL CAPITAL, REDUCING INVENTORY LEVELS AND COSTS PER UNIT, AND INCURRING CAPITAL EXPENDITURES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS, LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS, INTENSE PRICE OR PRODUCT COMPETITION, LACK OF AVAILABLE SUPPLY OF BULK GENERICS, FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS, FAILURE TO OBTAIN ADDITIONAL FINANCING AND OTHER FACTORS SET FORTH IN "--FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company commenced operations in 1991 and is engaged in the acquisition, development and commercialization of pharmaceutical products intended to treat life-threatening diseases, particularly cancer, blood cell (hematological) disorders and other serious conditions such as obesity. As of December 31, 1996, the Company is in the development stage and has generated only limited product sales to date, and there can be no assurance that substantial additional revenues from product sales will be achieved. The Company has incurred losses since its inception and expects to continue to incur significant operating losses.

    From its inception through May 1993, the Company's principal operations involved conducting research and development relating to its generic and Extra-TM- products under contractual agreements with two affiliated limited partnerships (the "Affiliated Partnerships"). Under these agreements, the Company received cash funding of $2.1 million for work performed for the Affiliated Partnerships. In May 1993, the Company issued 1.1 million shares of its Common Stock in exchange for the rights to the in-process research and development and $570,000 of cash of one of the Affiliated Partnerships and, in January 1994, the Company issued 1.6 million shares of its Common Stock and paid $470,000 of cash in exchange for the rights to the in-process research and development of the second Affiliated Partnership. In connection with these transactions, SuperGen recorded non-cash charges to operations of $4.9 million for the acquisitions of the in-process research and development from the Affiliated Partnerships.

    The Company historically had a fiscal year ending March 31. Effective January 1996, the Company changed its fiscal year to end on December 31 of each year by reporting a nine-month fiscal period commencing April 1, 1995 and ending December 31, 1995. The Company's historical operations and the financial information included in this Report are not necessarily indicative of its future operating results, financial condition, or cash flows.

RESULTS OF OPERATIONS

    Total operating expenses increased from $487,000 during the year ended March 31, 1992 to $1.3 million, $7.5 million, and $3.9 million in the years ended March 31, 1993 and 1994 and 1995, respectively, reflecting growth in internal research and support staff, the use of research and development consultants and subcontractors, and increased facilities costs due to expanded research and development work for the two Affiliated Partnerships. Total operating expenses in fiscal 1994 included a non-cash charge of $4.9 million for the acquisition of in-process research and development from the Affiliated Partnerships, as described above.

    Management believes that the comparison between the year ended December 31, 1996, the nine months ended December 31, 1995, and the year ended March 31, 1995 is not meaningful because of the difference in the length of the reported periods. Therefore, the discussion and analysis of the results of operations below describes the amounts and nature of the operations in each of those periods.

YEAR ENDED DECEMBER 31, 1996

    Net sales of approximately $226,000 and related cost of sales resulted from the introduction of the Company's first four products in the fourth quarter and were principally due to sales of finished vials of Nipent-Registered Trademark-acquired from a third party. However, until manufacturing approval is obtained from the FDA, sales of Nipent-Registered Trademark- are limited to supplies on hand. See "--Factors Affecting Future Operating Results-- Limited Supply; Manufacturing Limitations." Grant revenues of $37,715 relate to a U.S. Government grant for the study of one of the Company's proprietary compounds in the treatment of aplastic anemia.

    Research and development expense of $6.6 million was due to substantial activity following the Company's initial public offering in March 1996, primarily in pursuing Marketing Approval for Mitomycin; development of the Extra-TM- product line, and clinical and preclinical studies for the propriety compounds such as the obesity pill and aplastic anemia agent. Approximately 19% of such costs related to salaries, 36% to amounts paid to outside contractors and 11% to the purchase of in-process technology. The Company expects its research and development expense to continue to increase as it expands its product development activities.

    Sales and marketing expense resulted primarily from establishing a core sales force to coincide with the product introductions discussed above. Of the total expense of $982,000, approximately 36% was due to salaries; 22% to outside services for marketing surveys, trade shows, and demographic studies; and 13% to related publications and promotional materials. The Company expects sales and marketing expense to increase in support of current products and as other products, if any, are introduced.

    General and administrative expense totaled approximately $1.9 million and was comprised of costs to support the Company's expansion in research and development, sales and marketing and other operational areas; activities associated with the increased administrative requirements of a public company and related personnel costs. Of the total general and administrative cost, approximately 19% was due to salaries; 27% was related to consulting and other outside services, primarily business development activities; 16% was for legal, audit and accounting services; and 11% was for insurance. The Company expects general and administrative expense to increase in support of expected increases in research and development and product introduction activities.

    Interest income of approximately $750,000 resulted from investing available cash balances in a money market fund subsequent to receiving the net proceeds of $21.5 million from the Company's initial public offering in March 1996.

NINE MONTHS ENDED DECEMBER 31, 1995 AND THE YEAR ENDED MARCH 31, 1995

    The Company had no sales revenues for these periods. Other revenues were immaterial during the nine months ended December 31, 1995 and were $169,000 during the year ended March 31, 1995, all of which related to research and development work performed for ICL.

    Research and development expenses of $2.2 million and $3.0 million during the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively, were due primarily to the Company's expansion of its clinical trials and regulatory operations in Illinois. The Company hired additional personnel and leased its Illinois facility in October 1994. The increase in costs related to the Illinois operation was partially offset by a decrease in amounts paid to research consultants and contractors.

    Sales and marketing expenses of $161,000 and $198,000 in the nine months ended December 31, 1995 and the year ended March 31, 1995 respectively, were primarily salaries for a small core marketing staff.

    General and administration expenses were approximately $482,000 and $735,000 for the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively, and were incurred in support of research and development and sales and marketing activities. The decrease was primarily due to the expiration of a financial consulting arrangement in December 1994.

    As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $16.4 million expiring in various years from 2009 through 2011. Annual utilization of the Company's tax carryforwards may be partially limited due to certain ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through private equity sales totaling $10.4 million, contract research funding of $2.1 million from research and development agreements with its Affiliated Partnerships and net proceeds of $21.5 million from the sale of Common Stock and Warrants in its initial public offering in March 1996. Through December 31, 1996, the Company had incurred a cumulative net loss of $24.3 million, of which $4.9 million related to the non-cash charges to operations for the acquisition of in-process research and development.

    The Company's cash and cash equivalents were $1.8 million at December 31, 1995 and $13.9 million at December 31, 1996. The increase of $12.1 million is primarily due to the net proceeds from sales of the Company's Common Stock and Warrants of $21.5 million partially offset by the use of $9.4 million for operations for the year.

    Cash and cash equivalents used in the Company's operations increased from $2.5 million for the nine months ended December 31, 1995, to $9.4 million for the year ended December 31, 1996. This cash was used primarily to fund increasing levels of research and development of clinical and preclinical trials, the initial marketing and inventory purchases of the Company's first four commercial products, and increased general and administrative expenses to support these increased operations. The Company has not made significant outlays for capital expenditures. The capital expenditures of $400,000 in 1996 were substantially in support of increased marketing and administrative activities, since much of the research and development activities are performed by outside contractors. The increase in inventories has been financed principally by cash. However, the Company anticipates that inventory levels of products on hand at December 31, 1996, will decrease substantially in 1997 as the Company sells the units on hand of the acquired Nipent-Registered Trademark- finished goods prior to obtaining FDA approval of the Company's designated manufacturing facilities. Should FDA approval be obtained in 1997, and manufacturing successfully commence, the Company expects the cost per unit to be substantially less than the unit cost of the purchased inventory. However, until that approval occurs, if ever, or other sources are located, the Company's sales of Nipent-Registered Trademark- will be limited to inventory on hand.

    Cash and cash equivalents provided by financing activities increased from $2.3 million for the nine months ended December 31, 1995, to $22.0 million for the year December 31, 1996, which was primarily due to the sale of 4,024,302 shares of Common Stock and Warrants to purchase an additional 4,024,302 shares of Common Stock at an exercise price of $9.00 per share for total net proceeds of $21.5 million in the Company's initial public offering. Interest income increased to $750,000 in 1996 from $75,000 in 1995, due to larger invested cash and cash equivalents balances following the initial public offering.

    The Company believes that the cash and cash equivalents on hand at December 31, 1996, are sufficient to meet its requirements through at least the next twelve months, based on the Company's current operating plan. This plan includes the effects of the payment of $500,000 by December 1997 related to the Company's acquisition of Nipent-Registered Trademark-, as well as the acquisition of finished goods and the abbreviated New Drug Application for Etoposide for $1.3 million in January 1997. (See notes 5 and 9 of the Notes to Consolidated Financial Statements.) Although the Company has no material commitments for capital expenditures at December 31, 1996, the Company anticipates capital expenditures of approximately $2 million during 1997. The Company's current operating plan shows that the Company will require substantial additional capital not later than early 1998. Moreover, if the Company experiences unanticipated cash requirements, the Company could require additional capital to fund operations, continue research and development programs and preclinical and clinical testing of its potential generic, Extra-TM- and proprietary products and commercialize and market any products that may be developed. The Company may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds will be available on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

FACTORS AFFECTING FUTURE OPERATING RESULTS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS, RECEIVING REGULATORY APPROVALS, ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES, SOURCING OF BULK GENERICS AND THE MANUFACTURING OF FINISHED PRODUCTS, INCURRING OPERATING LOSSES AND REQUIRING ADDITIONAL CAPITAL, REDUCING INVENTORY LEVELS AND COSTS PER UNIT, AND INCURRING CAPITAL EXPENDITURES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS, LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS, INTENSE PRICE OR PRODUCT COMPETITION, LACK OF AVAILABLE SUPPLY OF BULK GENERICS, FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS, FAILURE TO OBTAIN ADDITIONAL FINANCING AND OTHER FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT.

    HISTORY OF OPERATING LOSSES; FUTURE PROFITABILITY UNCERTAIN. Since its inception in 1991 through December 31, 1996, the Company incurred losses of approximately $24.3 million (including non-cash charges of approximately $4.9 million for the acquisition of in-process research and development), substantially all of which consisted of research and development and general and administrative expenses. Although the Company acquired the right to distribute four products in the third quarter of 1996 and an additional product in the first quarter of 1997, sales of these products have been minimal to date, and there can be no assurance that such sales will exceed the related product and selling expenses due to the intense competition and potential for significant selling price and gross margin erosion. The Company expects to continue to incur substantial operating losses. The Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing product development and obtaining regulatory approval of its proprietary (including Extra-TM-) products, and bringing several of these products to market. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competition, as well as the burdensome regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

    GENERIC AND EXTRA-TM- PHARMACEUTICAL PRODUCT DEVELOPMENT. The Company's success is dependent upon the successful commercialization of its potential generic and Extra-TM- products. However, there can be no assurance that government approvals will be obtained or, if obtained, that the Company will successfully commercialize its generic or Extra-TM- products. While the Company has obtained bulk source approvals from the FDA for certain of its generic and Extra-TM- products, it has yet to receive marketing approval for any of its internally developed products, and there can be no assurance that any such marketing approval will be obtained. As a result, there can be no assurance that any of the Company's potential generic or Extra-TM- products will ever be brought to market. In the event any of the Company's generic and Extra-TM-products are brought to market, such products will face intense competition and the potential for significant price and gross profit margin erosion.

    A significant number of products currently in development by the Company consist of generic products for which patent protection has expired. Both the price at which the Company can expect to sell such products and the volume of any such sales are expected to depend to a significant degree on the number of competitors at any time. There can be no assurance that the prices or volumes achieved by the Company for any such products will meet the Company's expectations that formed the basis for its decision to proceed with development or will justify production of such products.

    EARLY STAGE OF DEVELOPMENT OF PROPRIETARY PRODUCTS; UNCERTAINTY OF FINAL PRODUCT DEVELOPMENT. While the Company's proposed proprietary products are in the development rather than the research stage, significant development remains prior to the time any of these proposed products may be brought to market. The Company believes that results obtained to date in its preclinical and pilot clinical studies support further development of its potential proprietary products, but are not necessarily indicative of results that will be obtained in further testing, including controlled human clinical testing. All of the potential proprietary products currently under development by the Company will require extensive clinical testing prior to submission of any regulatory application for commercial use. Such proposed proprietary products as well as the Company's proposed generic and Extra-TM- products are subject to the risks of failure inherent in the development of pharmaceutical products, including the possibilities that some of the Company's potential products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that any of the Company's products will be successfully developed, receive required governmental regulatory approvals, become commercially viable or achieve market acceptance.

    ADDITIONAL FINANCING REQUIREMENTS. The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. Based on the Company's current operating plan, additional funds will be needed after approximately twelve months. Moreover, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds much sooner. The source, availability and terms of such funding have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur. Failure to obtain adequate financing in a timely manner would have a material adverse effect on the Company's business, results of operations and cash flows.

    NEED TO COMPLY WITH GOVERNMENTAL REGULATION AND TO OBTAIN PRODUCT
APPROVALS. The research, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's existing and proposed products and its ongoing research and development activities are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time consuming compliance procedures. The Company's generic drugs require approval of the bulk source of the drug and FDA approval of the final formulation. The Company's proposed Extra-TM- drugs require the approvals required for a generic drug but will further require additional preclinical and clinical testing relating to the proposed new formulation of the Extra-TM- drug. The Company's proprietary nongeneric drugs require substantial clinical trials and FDA review as new drugs. The Company cannot predict with certainty when it might submit many of its proprietary nongeneric products currently under development for regulatory review. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis or at all. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on the Company's business, results of operations and cash flows. Failure to comply with regulatory requirements could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. Sales of the Company's products outside the U.S. will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in those countries.

    PATENTS AND PROPRIETARY TECHNOLOGY. The Company actively pursues a policy of seeking patent protection for its proprietary products and technologies. The Company has licenses to or assignments of numerous issued U.S. patents. However, there can be no assurance that the Company's patent position will provide it with significant protection against competitors. Litigation could be necessary to protect the Company's patent position, and there can be no assurance that the Company will have the required resources to pursue such litigation or otherwise to protect its patent rights. In addition to pursuing patent protection in appropriate cases, the Company also relies on trade secret protection for its unpatented proprietary technology. However, trade secrets are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

    The Company's rights to its potential proprietary products are dependent upon compliance with certain licenses and agreements which require, among other things, certain royalty and other payments, the Company reasonably exploiting the underlying technology of the applicable patents, as well as compliance with certain regulatory filings. Failure to comply with such licenses and agreements could result in loss of the Company's underlying rights to one or more of these potential products, which would have a material adverse effect on the Company's business, results of operations and cash flows.

    There can be no assurance that claims against the Company will not be raised in the future based on patents held by others or that, if raised, such claims will not be successful. Such other persons could bring legal actions against the Company claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product. If any actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected product. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. There has been, and the Company believes that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If the Company becomes involved in any litigation, it could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

    COMPETITION. Competition in the area of pharmaceutical products is intense. There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sale of products for certain of the applications being pursued by the Company. The Company's competitors include Amgen, Chiron, Gensia, Bristol-Myers Squibb and Immunex, among others. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company does and represent substantial long-term competition for the Company. Such companies may succeed in developing pharmaceutical products that are more effective or less costly than any that may be developed or marketed by the Company.

    Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. If the Company is able to establish and maintain a significant proprietary position with respect to its proprietary products, competition will likely depend primarily on the effectiveness of the product and the number, gravity and severity of its unwanted side effects as compared to alternative products. Competition with respect to generic products is based primarily on price and, to a lesser extent, on name recognition and the reputation of the manufacturer in its target markets. Moreover, the number of competitors offering a particular generic product can dramatically affect price and gross margin for that product. The Company may be at a disadvantage in competing with more established companies on the basis of price or market reputation. In addition, increased competition in a particular generic market would likely lead to significant price erosion which would have a negative effect on the Company's potential gross profit margins. For example, the Company believes that the total estimated U.S. sales for Mitomycin and Etoposide, as well as other of the Company's proposed generic products, have decreased in recent years due to increased competition and that sales for these generics may continue to decrease in the future as a result of competitive factors, including the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies.

    The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. Although the Company believes that its proprietary position may give it a competitive advantage with respect to its proposed non-generic drugs, new developments are expected to continue and there can be no assurance that discoveries by others will not render the Company's current and potential products noncompetitive. The Company's competitive position also depends on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

    LIMITED SUPPLY; MANUFACTURING LIMITATIONS. The Company currently has a limited supply of the products it is marketing. While the Company is seeking to enter into manufacturing agreements to provide adequate supplies to meet market demand, there is no assurance that the Company will be able to replenish its supplies on a timely basis. Failure to obtain or retain third party manufacturing capability or obtain necessary FDA approvals would have a material adverse effect on the Company's revenues, results of operations and cash flows.

    The Company currently relies on foreign manufacturers for the production of certain of its bulk generics and Extra-TM- formulations and on domestic manufacturers to supply sufficient quantities of compounds to conduct clinical trials on its proposed proprietary products. If the Company is unable to contract for or obtain a sufficient supply of its potential pharmaceutical products on acceptable terms, or such supplies are delayed or contaminated, there could be significant delays in bringing the Company's proposed generic and Extra-TM- products to market, as well as delays in the Company's preclinical and human clinical testing schedule, and delays in submission of products for regulatory approval and initiation of new development programs, any of which could have a material adverse effect on the Company's business and results of operations. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical products, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices ("cGMP") regulations enforced by the FDA through its facilities inspection program. These facilities must pass a pre-approval plant inspection before the FDA will issue a pre-market approval of the products. If the Company is unable to obtain or retain third party manufacturing on commercially acceptable terms or obtain necessary FDA approvals to manufacture the products currently being sold, it may not be able to commercialize pharmaceutical products as planned. The Company's dependence upon third parties for the manufacture of pharmaceutical products may adversely affect the Company's profit margins and its ability to develop and deliver pharmaceutical products on a timely and competitive basis.

    The Company does not currently intend to manufacture any pharmaceutical products itself, although it may choose to do so in the future. The Company has no experience in the manufacture of pharmaceutical products in clinical quantities or for commercial purposes. Should the Company determine to manufacture products itself, the Company would be subject to the regulatory requirements described above, would be subject to similar risks regarding delays or difficulties encountered in manufacturing any such pharmaceutical products and would require substantial additional capital. In addition, there can be no assurance that the Company would be able to manufacture any such products successfully and in a cost-effective manner.

    LIMITED EXPERIENCE. The Company has only limited experience in procuring products in commercial quantities, selling pharmaceutical products and negotiating, setting up or maintaining strategic relationships and conducting clinical trials and other late stage phases of the regulatory approval process. There can be no assurance that the Company will successfully engage in any of these activities. In addition, with respect to certain of the Company's proposed products, such as the Company's obesity pill, the Company may seek to enter into joint venture, sublicense or other marketing arrangements with another party that has an established marketing capability. There can be no assurance that the Company will be able to enter into any such marketing arrangements with third parties, or that such marketing arrangements would be successful. In addition, the Company has no current joint venture, strategic partnering or other similar agreements with more established pharmaceutical companies, and there can be no assurance that the Company could negotiate any such arrangements, on an acceptable basis or at all, if it chose to do so. Accordingly, the viability of the Company's proposed products has not been independently evaluated by any independent pharmaceutical company.

    DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on certain key management and scientific personnel, including Dr. Joseph Rubinfeld, the loss of whose services could significantly delay the achievement of the Company's planned development objectives. The Company currently maintains a key man life insurance policy in the amount of $2.6 million on Dr. Rubinfeld. Competition for qualified personnel among pharmaceutical companies is intense, and the loss of key personnel, or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect on the Company's business, results of operations and cash flows.

    HEALTH CARE REFORM AND POTENTIAL LIMITATIONS ON THIRD-PARTY REIMBURSEMENT RELATED MATTERS. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of health care through various means. The Company cannot predict the effect health care reforms may have on its business, and there can be no assurance that any such reforms will not have a material adverse effect on the Company. In addition, in both the U.S. and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the Company's current and proposed products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

    RISK OF PRODUCT LIABILITY. Clinical trials or marketing of any of the Company's current and potential pharmaceutical products may expose the Company to liability claims from the use of such pharmaceutical products. The Company currently carries product liability insurance; however, there can be no assurance that the Company will be able to maintain insurance on acceptable terms for its clinical and commercial activities or that such insurance would be sufficient to cover any potential product liability claim or recall. Failure to have sufficient coverage could have a material adverse effect on the Company's business and results of operations.

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

    ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS. Certain provisions of the Company's Articles of Incorporation and Bylaws could discourage potential acquisition proposals, could delay or prevent a change in control of the Company and could make removal of management more difficult. Such provisions could diminish the opportunities for a shareholder to participate in tender offers, including tender offers that are priced above the then-current market value of the Common Stock. The provisions may also inhibit increases in the market price of the Common Stock and warrants that could result from takeover attempts. For example, the Board of Directors of the Company, without further shareholder approval, may issue up to 2,000,000 shares of Preferred Stock, in one or more series, with such terms as the Board of Directors may determine, including rights such as voting, dividend and conversion rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock thus may be issued quickly with terms calculated to delay or prevent a change in control of the Company or make removal of management more difficult. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock. The Company's Bylaws also provide that so long as the Company has a class of stock registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shareholder action can be taken only at an annual or special meeting of shareholders and may not be taken by written consent.

    CONTROL BY EXISTING SHAREHOLDERS. The Company's officers, directors and five-percent shareholders and their affiliates beneficially own approximately 56% of the Company's outstanding shares of Common Stock. Accordingly, these shareholders, if they were to act as a group, may be able to elect all of the Company's directors, and otherwise control matters requiring approval by the shareholders of the Company, including approval of significant corporate transactions. Such concentration of ownership and the lack of cumulative voting may also have the effect of delaying or preventing a change in control of the Company.

    POSSIBLE VOLATILITY OF COMMON STOCK PRICE. The trading prices of the Company's Common Stock and Warrants are subject to significant fluctuations in response to such factors as, among others, variations in the Company's anticipated or actual results of operations, announcements of new products or technological innovations by the Company or its competitors and changes in earnings estimates by analysts. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market prices for emerging growth companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock and Warrants. In the past, following periods of volatility in the market price of a company's common stock, securities class action litigations have occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    All information required by this item is included on pages [F-1] to [F-14] in Item [14] of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding the executive officers and directors of the Company is incorporated by reference to the information set forth under the caption "Proposal One: Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Shareholders and Management" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Executive Compensation--Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) The following documents are filed as part of this Report:

           1. FINANCIAL STATEMENTS. The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

                                                                                  PAGE
                                                                                  -----
Report of Ernst & Young LLP, Independent Auditors............................         F-1
Consolidated Balance Sheets..................................................         F-2
Consolidated Statements of Operations........................................         F-3
Consolidated Statement of Shareholders' Equity...............................         F-4
Consolidated Statements of Cash Flows........................................         F-5
Notes to Consolidated Financial Statements...................................         F-6

           2.  FINANCIAL STATEMENT SCHEDULES.

                                                                                  PAGE
                                                                                  -----
Schedule II--Valuation and Qualifying Accounts...............................         S-2

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

           3.  EXHIBITS:

    EXHIBIT
    NUMBER       DESCRIPTION OF DOCUMENT
---------------  ---------------------------------------------------------------------------------------
        (a) 3.2  Restated Articles of Incorporation of the Registrant, as currently in effect.

        (b) 3.3  Bylaws, as amended, of the Registrant.

        (a)10.1  Form of Indemnification Agreement between the Registrant and each of its directors and officers.

        (a)10.2  1993 Stock Plan, as amended and restated, and forms of stock option agreements thereunder.

        (a)10.3  1996 Directors Stock Option Plan and form of stock option agreements thereunder.

        (a)10.4  Sublease Agreement dated March 25, 1991 between the Registrant and Jelly Bean Square, a
                   California general partnership, as amended.

        (a)10.5  Sublease Agreement dated June 29, 1993 between the Registrant and Jelly Bean Square, a
                   California general partnership, as amended.

        (a)10.6  Lease Agreement dated September 26, 1994 between the Registrant and Arthur J. Rogers &
                   Co., as amended.

     (b)(d)10.7  Patent Royalty Agreement dated June 30, 1992 between the Registrant and Progenics, Inc.

     (b)(d)10.8  Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and
                   The Jackson Laboratory.

     (b)(d)10.9  Worldwide License Agreement dated March 1, 1994 between the Registrant and Janssen
                   Biotech, N.V.

    EXHIBIT
    NUMBER       DESCRIPTION OF DOCUMENT
---------------  ---------------------------------------------------------------------------------------
    (b)(d)10.10  Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex Inc.

    (b)(d)10.11  Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and
                   The Long Island Jewish Medical Center.

    (b)(d)10.12  License Agreement dated February 1, 1995 between the Registrant and Pharmos
                   Corporation.

       (b)10.13  Research and License Agreement dated August 1, 1993 between the Registrant and Amur
                   Research Corp.

       (b)10.14  Amended and Restated Stock Purchase Agreement dated May 30, 1995 between Israel
                   Chemicals, Ltd. and the Registrant and the related Amended and Restated Shareholders
                   Agreement dated June 2, 1995.

       (b)10.15  Employment, Confidential Information and Invention Assignment Agreement dated January
                   1, 1994 between the Registrant and Joseph Rubinfeld and form of amendment.

       (b)10.16  Employment, Confidential Information and Invention Assignment Agreement dated February
                   1, 1994 between the Registrant and Francis H. Lee.

       (b)10.17  Employment, Confidential Information and Invention Assignment Agreement dated February
                   1, 1994 between the Registrant and Frank Brenner.

       (b)10.19  Form of Consulting Agreement between the Registrant and J. Gregory Swendsen and David
                   M. Fineman.

       (b)10.20  Consulting Agreement between the Registrant and Vida International Pharmaceutical
                   Consultants.

       (c)10.21  Purchase and Sale Agreement dated as of September 30, 1996 between the Registrant and
                   Warner-Lambert Company, a Delaware corporation.

       (e)10.22  Asset Purchase Agreement dated January 15, 1997 between the Registrant and Immunex
                   Corporation, a Washington corporation.

          10.23  Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate
                   (Non-Residential) dated December 11, 1996 between the Registrant and The Ashwill
                   Trust, established November 8, 1989.

       (e)10.24  Bishop Ranch Business Park Building Lease dated October 14, 1996 between the Registrant and Annabel Investment Company, a California partnership.

           23.1  Consent of Ernst & Young LLP, Independent Auditors.

           24.1  Power of Attorney (see page S-1).

------------------------

(a) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 33-476-LA). Except as noted, each exhibit listed is incorporated by reference to the exhibit of the same number.

(b) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 33-476-LA). Except as noted, each exhibit listed is incorporated by reference to the exhibit of the same number.

(c) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996. The exhibit listed is incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K.

(d) Confidential treatment has been previously granted for certain portions of these exhibits.

(e) Confidential treatment requested for certain portions of this exhibit.

        (b) REPORTS ON FORM 8-K.

            (1) Form 8-K dated September 30, 1996, filed on October 15, 1996.

        (c) EXHIBITS.  See Item 14(a) above.

        (d) FINANCIAL STATEMENT SCHEDULES.  See Item 14(a) above.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders

SuperGen, Inc.

    We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, the year ended March 31, 1995, and the period from March 1, 1991 (inception) through December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, the year ended March 31, 1995, and the period from March 1, 1991 (inception) through December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
January 15, 1997, except as to the third paragraph of Note 2 as to which the date is January 24, 1997

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1996            1995
                                                                                    --------------  --------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $   13,914,863  $    1,815,420
  Accounts receivable, net of allowances of $72,400...............................         120,440        --
  Inventories.....................................................................       1,573,951        --
  Prepaid expenses and other current assets.......................................         540,376         134,452
                                                                                    --------------  --------------
        Total current assets......................................................      16,149,630       1,949,872
Property and equipment, at cost:
  Research and development equipment..............................................          83,546          81,894
  Office furniture, fixtures and equipment........................................         517,859         148,932
  Leasehold improvements..........................................................          53,578          47,208
                                                                                    --------------  --------------
                                                                                           654,983         278,034
  Less accumulated depreciation and amortization..................................         243,500         127,713
                                                                                    --------------  --------------
    Net property and equipment....................................................         411,483         150,321
Developed technology, net of amortization of $3,317...............................       1,266,683        --
Other assets......................................................................          45,620          61,390
                                                                                    --------------  --------------
        Total assets..............................................................  $   17,873,416  $    2,161,583
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................  $      836,534  $      223,828
  Clinical trials accrual.........................................................         205,620        --
  Accrued compensation and related expenses.......................................         290,350          81,016
  Due to related parties..........................................................         334,074         205,750
  Amount due under asset purchase agreement.......................................         500,000        --
                                                                                    --------------  --------------
        Total current liabilities.................................................       2,166,578         510,594

Commitments and contingency

Shareholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none
    outstanding...................................................................        --              --
  Common stock, $.001 par value; 40,000,000 shares authorized; 16,930,292 and
    12,752,427 shares issued and outstanding at December 31, 1996 and 1995,
    respectively..................................................................      40,026,551      17,213,067
  Deficit accumulated during the development stage................................     (24,319,713)    (15,562,078)
                                                                                    --------------  --------------
        Total shareholders' equity................................................      15,706,838       1,650,989
                                                                                    --------------  --------------
        Total liabilities and shareholders' equity................................  $   17,873,416  $    2,161,583
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                            See accompanying notes.

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    PERIOD FROM
                                                                                                   MARCH 1, 1991
                                                                      NINE MONTHS                   (INCEPTION)
                                                       YEAR ENDED        ENDED       YEAR ENDED       THROUGH
                                                      DECEMBER 31,   DECEMBER 31,     MARCH 31,     DECEMBER 31,
                                                          1996           1995           1995            1996
                                                      -------------  -------------  -------------  --------------
Net sales...........................................  $     225,962  $    --        $    --        $      225,962
Grant revenues......................................         37,715       --             --                37,715
Contract revenues from related party................       --               12,574        168,628         181,202
                                                      -------------  -------------  -------------  --------------
Total revenues......................................        263,677         12,574        168,628         444,879
Operating expenses:
  Cost of sales.....................................        282,777       --             --               282,777
  Research and development..........................      6,593,590      2,173,332      2,986,202      15,251,632
  Sales and marketing...............................        982,168        160,966        197,760       1,535,839
  General and administrative........................      1,912,279        482,280        734,968       3,803,285
  Non-cash charges for acquisition of in-process
    research and development........................       --             --             --             4,867,645
                                                      -------------  -------------  -------------  --------------
Total operating expenses............................      9,770,814      2,816,578      3,918,930      25,741,178
                                                      -------------  -------------  -------------  --------------
Loss from operations................................     (9,507,137)    (2,804,004)    (3,750,302)    (25,296,299)
Interest income.....................................        749,502         75,317        111,355         976,586
                                                      -------------  -------------  -------------  --------------
Net loss............................................  $  (8,757,635) $  (2,728,687) $  (3,638,947) $  (24,319,713)
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------
Net loss per share..................................  $       (0.55) $       (0.22) $       (0.31)
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------
Shares used in net loss per share calculation.......     15,960,872     12,628,982     11,907,593
                                                      -------------  -------------  -------------
                                                      -------------  -------------  -------------

                            See accompanying notes.

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                              COMMON STOCK            DURING THE        TOTAL
                                                       ---------------------------   DEVELOPMENT    SHAREHOLDERS'
                                                          SHARES        AMOUNT          STAGE          EQUITY
                                                       ------------  -------------  --------------  -------------
  Founder capital contribution in 1991...............     6,500,000  $       6,500  $     --        $       6,500
  Issuance of common stock to investors for cash in
    1993 and 1994....................................       305,500        652,500        --              652,500
  Issuance of common stock to consultants for
    services in 1993.................................        10,000          1,000        --                1,000
  Exercise of stock options by employees and
    consultants for cash or services in 1993 and
    1994.............................................        59,000         10,645        --               10,645
  Issuance of common stock for cash and in-process
    research and development from affiliated limited
    partnerships in 1994.............................     2,720,127      7,060,381        --            7,060,381
  Issuance of common stock for cash to Israel
    Chemicals, Ltd., net of offering costs of
    $304,502 in 1994.................................     1,150,000      3,145,498        --            3,145,498
  Net loss through March 31, 1994....................       --            --            (9,194,444)    (9,194,444)
                                                       ------------  -------------  --------------  -------------
Balances at March 31, 1994...........................    10,744,627     10,876,524      (9,194,444)     1,682,080
  Issuance of common stock for cash to Israel
    Chemicals, Ltd...................................     1,330,000      3,990,000        --            3,990,000
  Net loss...........................................       --            --            (3,638,947)    (3,638,947)
                                                       ------------  -------------  --------------  -------------
Balances at March 31, 1995...........................    12,074,627     14,866,524     (12,833,391)     2,033,133
  Issuance of common stock for cash to Israel
    Chemicals, Ltd...................................       500,000      1,500,000        --            1,500,000
  Issuance of common stock and warrants for cash, net
    of offering costs of $42,457.....................       177,800        846,543        --              846,543
  Net loss...........................................       --            --            (2,728,687)    (2,728,687)
                                                       ------------  -------------  --------------  -------------
Balances at December 31, 1995........................    12,752,427     17,213,067     (15,562,078)     1,650,989
  Issuance of common stock and warrants for cash.....        26,800        134,000        --              134,000
  Issuance of common stock and warrants in connection
    with the initial public offering, net of offering
    costs of $2,615,052..............................     4,024,302     21,530,760        --           21,530,760
  Issuance of common stock upon exercise of warrants
    and stock options................................        54,950        325,524        --              325,524
  Issuance of common stock for acquisition of
    developed technology.............................        71,813        700,000        --              700,000
  Compensation expense from grant of options to
    vendors and acceleration of option vesting.......       --             123,200        --              123,200
  Net loss...........................................       --            --            (8,757,635)    (8,757,635)
                                                       ------------  -------------  --------------  -------------
Balances at December 31, 1996........................    16,930,292  $  40,026,551  $  (24,319,713) $  15,706,838
                                                       ------------  -------------  --------------  -------------
                                                       ------------  -------------  --------------  -------------

                            See accompanying notes.

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    PERIOD FROM
                                                                                                   MARCH 1, 1991
                                                                      NINE MONTHS                   (INCEPTION)
                                                       YEAR ENDED        ENDED       YEAR ENDED       THROUGH
                                                      DECEMBER 31,   DECEMBER 31,     MARCH 31,     DECEMBER 31,
                                                          1996           1995           1995            1996
                                                      -------------  -------------  -------------  --------------
OPERATING ACTIVITIES
Net loss............................................  $  (8,757,635) $  (2,728,687) $  (3,638,947) $  (24,319,713)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization.....................        119,104         41,827         48,775         248,980
  Non-cash charges for acquisition of in-process
    research and development........................       --             --             --             4,867,645
  Stock options granted to vendors..................        123,200       --             --               123,200
  Changes in operating assets and liabilities:
    Accounts receivable.............................       (120,440)      --             --              (120,440)
    Inventory.......................................     (1,573,951)      --             --            (1,573,951)
    Prepaid expenses and other current assets.......       (405,924)        77,598       (152,779)       (540,376)
    Other assets....................................         15,770        (35,233)        (5,644)        (45,620)
    Accounts payable and other accrued
      liabilities...................................        822,040       (102,137)       (20,960)      1,126,884
    Clinical trials accrual.........................        205,620       --             --               205,620
    Due to related parties..........................        128,324        205,750       --               334,074
                                                      -------------  -------------  -------------  --------------
Net cash used in operating activities...............     (9,443,892)    (2,540,882)    (3,769,555)    (19,693,697)

INVESTING ACTIVITIES
Purchase of property and equipment, net.............       (376,949)        (4,547)       (99,553)       (657,146)
Acquisition of developed technology.................        (70,000)      --             --               (70,000)
                                                      -------------  -------------  -------------  --------------
Net cash used in investing activities...............       (446,949)        (4,547)       (99,553)       (727,146)

FINANCING ACTIVITIES
Issuance of common stock and warrants...............     21,990,284      2,346,543      3,990,000      32,248,961
Contract research funding from affiliated
  partnerships......................................       --             --             --             2,086,745
                                                      -------------  -------------  -------------  --------------
Net cash provided by financing activities...........     21,990,284      2,346,543      3,990,000      34,335,706
                                                      -------------  -------------  -------------  --------------
Net increase (decrease) in cash and cash
  equivalents.......................................     12,099,443       (198,886)       120,892      13,914,863
Cash and cash equivalents at beginning of period....      1,815,420      2,014,306      1,893,414        --
                                                      -------------  -------------  -------------  --------------
Cash and cash equivalents at end of period..........  $  13,914,863  $   1,815,420  $   2,014,306  $   13,914,863
                                                      -------------  -------------  -------------  --------------
                                                      -------------  -------------  -------------  --------------

                            See accompanying notes.

                                 SUPERGEN, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    SuperGen, Inc. (the "Company"), which was incorporated in California in March 1991, is a development stage pharmaceutical company that is dedicated to the acquisition, development and commercialization of products to treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders and other serious conditions such as obesity. The Company began marketing acquired products in late 1996 and is developing its portfolio of drugs, many of which are proprietary. The Company is also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with renal failure, chemotherapy, radiotherapy, and aplastic anemia. The Company's proprietary obesity pill, which is being developed for chronic genetic obesity and general obesity, is in Phase II clinical studies.

    By resolution of the Company's Board of Directors, effective January 17, 1996, the Company's fiscal year end was changed from March 31 to December 31.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of a wholly-owned Israeli subsidiary, Rubicon Pharmaceuticals, Ltd., formed in June 1996. The result of the subsidiary's operations to date have been immaterial.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Revenues related to pharmaceutical product sales are recognized upon shipment to customers. Product sales are made principally to clinics, drug distributors and hospitals in the United States. The Company does not require collateral from its customers.

    Contract revenues are related to research performed on behalf of Israel Chemicals, Ltd., a shareholder. Contract revenues and grant revenues generally relate to the reimbursement of costs incurred for research and development as specified in the related agreements and are recorded as earned.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include bank demand deposits and an interest in a money market fund which invests primarily in U.S. government obligations and commercial paper. These investments are highly liquid and are subject to insignificant risk. The Company has not experienced any realized or unrealized gains or losses related to these investments. The Company has classified its investments in money market funds as available-for-sale.

INVENTORIES

    Inventories are stated at the lower of cost (using first-in, first-out method) or market value.

                                 SUPERGEN, INC.

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives using the straight-line method.

DEVELOPED TECHNOLOGY

    Developed technology is being amortized to cost of sales on a units-sold basis over a period expected to approximate six years.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) have been excluded from the computation because their impact is antidilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the public offering price during the period beginning one year prior to the initial filing of the registration statement for the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for 1996. As permitted by Statement No. 123, the Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not record compensation expense for stock option grants when the exercise price equals or exceeds the market price of the Company's common stock on the date of grant.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. RELATED PARTY TRANSACTIONS

    The Company entered into consulting agreements with two shareholders, both of whom are directors of the Company. Payments under these agreements totaled $127,000 for the year ended December 31, 1996, $91,000 for the nine months ended December 31, 1995, and $160,000 for the year ended March 31, 1995, all of which are included in general and administrative expenses in the accompanying statements of operations.

    Three shareholders and directors are directors of a company conducting research and development work partially funded by SuperGen. SuperGen has provided approximately $248,000 in research funding for the year ended December 31, 1996, $182,000 during the nine months ended December 31, 1995 and

                                 SUPERGEN, INC.

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. RELATED PARTY TRANSACTIONS (CONTINUED)
$300,000 for the year ended March 31, 1995. In addition, SuperGen holds an 11% ownership interest in this company at December 31, 1996, which is carried at no value.

    At December 31, 1995, the Company owned 5% of another company performing research and development work for SuperGen as well as selling SuperGen certain research supplies. Research payments to this company totaled $287,000 for the year ended December 31, 1996, $131,250 for the nine months ended December 31, 1995, and $288,000 for the year ended March 31, 1995. Amounts due of $175,000 and $62,500 at December 31, 1996 and 1995, respectively, are included in "Due to related parties" in the accompanying balance sheets. SuperGen acquired an additional 5% ownership interest in this company on January 24, 1997, for $150,000. The Company's entire investment is carried at no value.

    Four directors and shareholders are directors and shareholders of another company performing research for SuperGen in Israel. Payments to this company totaled $43,500 for the year ended December 31, 1996, $-- for the nine months ended December 31, 1995 and $-- for the year ended March 31, 1995. Amounts due of $156,500 and $-- at December 31, 1996 and 1995 respectively, are included in "Due to related parties" in the accompanying balance sheets.

    Two directors and a shareholder are directors of a privately held development stage biopharmaceutical company. In November 1996, the Company paid $250,000 for approximately 4% of the ownership interest in this company, which is carried at no value. The companies have agreed to enter into a strategic collaboration aimed at the discovery and development of new anticancer drugs based on natural products.

    In connection with the resignation of one of its officers and founders, the Company recorded $187,500 in general and administrative expenses in the accompanying statement of operations for the nine months ended December 31, 1995, of which $131,250 was included in "Due to related parties" as of December 31, 1995 and paid in 1996.

    Certain shareholders and founders of the Company were also general partners in two research and development partnerships. These partnerships were formed to finance the research and development of certain generic drugs. The partnerships subsequently entered into research and development agreements with SuperGen to perform specified research and development activities. In May 1993 and January 1994, the Company purchased all of the technology under development by both of these partnerships (Note 3).

3. SHAREHOLDERS' EQUITY

COMMON STOCK

    In May 1993, the Company issued 1.1 million shares of common stock to the general and limited partners of an affiliated research and development partnership in exchange for the rights to technology currently under development and cash of $570,000. The Company's founders and shareholders were general partners in the partnership. In connection with this transaction, the Company recorded a charge to operations of $1.1 million for the acquisition of in-process research and development.

    In January 1994, the Company acquired technology under development by another affiliated research and development partnership in exchange for 1.6 million shares of common stock and a net cash payment of $470,000. The Company's founders and shareholders were general partners in the partnership. The Company recorded another charge to operations totaling $3.8 million in connection with the acquisition of this in-process research and development.

                                 SUPERGEN, INC.

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. SHAREHOLDERS' EQUITY (CONTINUED)
    In March 1996, the Company completed an initial public offering and issued 3,500,000 shares of common stock, raising net proceeds of approximately $18.6 million. Additional net proceeds of approximately $2.9 million were received in April 1996 from the exercise of the underwriters' overallotment option.

WARRANTS

    At December 31, 1996, warrants to purchase the following shares of the Company's common stock were outstanding:

NUMBER OF SHARES   EXERCISE PRICE    ISSUE DATE     EXPIRATION DATE
-----------------  ---------------  -------------  -----------------
       203,600        $    5.00            1995             2000
     4,003,802             9.00            1996             2001
       350,000             7.20            1996             2001

    In addition, upon exercise, the holders of the warrants to purchase 350,000 shares will receive an additional warrant to acquire 350,000 shares at $9.00 per share, which warrant will expire in 2001. The $5.00 and $9.00 warrants are redeemable by the Company for $0.25 upon thirty days written notice, if the closing bid price exceeds $10.00 and $18.00, respectively, for specified periods of time. The Company has reserved 203,600 shares of common stock for issuance upon exercise of the $5.00 warrants.

4. STOCK OPTION PLANS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee and director stock options equals the market price of the underlying stock on the date of grant for all options granted, no compensation expense has been recognized. The fair value of the options granted to vendors and certain consultants, amounting to $123,200 in 1996, is expensed as earned.

    The Company has established stock option plans, and 2,550,000 shares of common stock have been authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants. The number of shares to be purchased, their price, and the terms of payment are determined by the Company's Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period). At December 31, 1996, the Company has reserved 2,216,550 shares of common stock for future issuance in connection with stock option plans.

    Pro forma information regarding net loss and net loss per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value

                                 SUPERGEN, INC.

                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. STOCK OPTION PLANS (CONTINUED)
method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996: a risk-free interest rate of 6.02%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 0.712; and an expected life of the options of 8.6 years. The minimum value method was used for grants made prior to the date of the initial filing of the registration statement for the Company's initial public offering.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting requirements and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            YEAR ENDED      NINE MONTHS ENDED
                                                         DECEMBER 31, 1996  DECEMBER 31, 1995
                                                         -----------------  -----------------
Pro forma net loss.....................................   $   (10,292,557)    $  (3,013,306)
Pro forma loss per share...............................   $         (0.64)    $       (0.24)

    As the Company adopted Statement No. 123 in 1996, it has only reflected the pro forma effect on net loss for options granted after March 31, 1995. Accordingly, the effects of applying Statement No. 123 for providing pro forma disclosures are not indicative of future amounts until the Statement has been applied to all outstanding, non vested awards.

    A summary of the Company's stock option activity and related information for 1996 follows:

                                                                                                        WEIGHTED-
                                                                                                         AVERAGE
                                                                                         OPTIONS     EXERCISE PRICE
                                                                                       ------------  ---------------
Outstanding-beginning of year........................................................       792,450     $    2.80
Granted..............................................................................     1,178,000          7.21
Exercised............................................................................        (8,450)         1.30
Forfeited............................................................................       (56,000)         5.17
                                                                                       ------------
Outstanding-end of year..............................................................     1,906,000          5.46
                                                                                       ------------
                                                                                       ------------

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  STOCK OPTION PLANS (CONTINUED)

                                                                                                        WEIGHTED-
                                                                                                      AVERAGE FAIR
                                                                                         OPTIONS          VALUE
                                                                                       ------------  ---------------
Options granted during the year:
At fair value........................................................................     1,058,000     $    4.45
At greater than fair value...........................................................       120,000          2.80

    Information concerning the options outstanding at December 31, 1996 is as follows:

                              OPTIONS OUTSTANDING
                     --------------------------------------    OPTIONS EXERCISABLE
                                                WEIGHTED     ------------------------
                                  WEIGHTED       AVERAGE                   WEIGHTED
                                   AVERAGE      REMAINING                   AVERAGE
                                  EXERCISE     CONTRACTUAL     NUMBER      EXERCISE
       RANGE           NUMBER       PRICE         LIFE       EXERCISABLE     PRICE
-------------------  ----------  -----------  -------------  -----------  -----------
  $.0135 to $3.00       549,000   $    1.75          7.93       363,667    $    1.59
   3.01 to 6.00       1,064,000        5.47          8.22       459,063         5.51
   6.01 to 15.00        293,000       12.12          8.61        59,332        12.33
                     ----------                              -----------
 $0.0135 to $15.00    1,906,000        5.46          8.20       882,062         4.73
                     ----------                              -----------
                     ----------                              -----------

5. ACQUISITION OF DEVELOPED TECHNOLOGY AND RELATED ASSETS

    On September 30, 1996, the Company purchased from Warner-Lambert Company ("Warner Lambert") the exclusive rights to the anticancer drug Pentostatin (the "Drug"--trade name Nipent-Registered Trademark-) for the United Stated, Canada and Mexico. The Company also acquired certain assets pertaining to the Drug, including all of Warner-Lambert's crude concentrate form of the Drug and certain of its finished goods inventory; the trademarks, patents and data relating to the manufacture of the Drug; the U.S. New Drug Application relating to the Drug (including two Orphan Drug Designations); the Canadian New Drug Submission; and certain clinical studies. On September 30, 1996, the Company paid consideration of $2,073,000 in cash and $1,000,000 in unregistered restricted shares of common stock of the Company (which constituted 71,813 shares of such stock, and which was valued at $700,000 for accounting purposes). Furthermore, the Company agreed to pay an additional $500,000 in cash upon the earlier of the date of FDA approval (permitting the Company to purify the Drug from the crude concentrate at the Company's designated manufacturing facilities) or December 31, 1997. Of the total consideration of $3,273,000, $1,561,000 has been allocated to inventory, including $250,000 to raw materials inventory, $1,270,000 to developed technology, which is being amortized to cost of sales of the Drug, and $442,000 as a charge for the acquisition of in-process technology.

6.  COMMITMENTS AND CONTINGENCY

    The Company leases its facilities under noncancelable operating leases, each of which may be renewed for one period of three to five years. In October 1996, the Company entered into a new noncancelable five-year operating lease for its corporate offices, which commences in February 1997. Payments subsequent to that date, through August 1998, under the lease for the previous corporate office,

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  COMMITMENTS AND CONTINGENCY (CONTINUED)
totaling approximately $170,000, have been expensed as of December 31, 1996. Future minimum rentals under all other noncancelable operating leases with terms greater than one year are as follows:

 YEAR ENDING DECEMBER
          31,
-----------------------
1997                     $    281,900
1998                          295,400
1999                          268,000
2000                          268,600
2001                          225,200
Thereafter                      7,200
                         ------------
                         $  1,346,300
                         ------------
                         ------------

    Rent expense was $335,000, $83,000 and $71,200 for the year ended December 31, 1996, the nine months ended December 31, 1995, and the year ended March 31, 1995, respectively.

    The Company has entered into employment contracts with three of its key employees requiring payments of $492,000 in 1997.

    The Company also has entered into technology license agreements allowing the Company access to certain technology. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 1996.

    The Company has also entered into manufacturing and service agreements for the supply of research materials and the performance of specified research studies. These agreements require certain payments based upon the delivery of the research materials and the completion of the studies.

    The Company has agreed to invest up to $1,000,000 of the proceeds from the sale of stock to Israel Chemicals, Ltd. in projects in Israel on or prior to December 31, 1997, subject to certain conditions. Approximately $250,000 had been expensed related to such projects as of December 31, 1996.

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  INCOME TAXES

    The significant components of the Company's deferred tax assets are as follows:

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1996           1995
                                                                                      -------------  -------------
Deferred tax assets:
  Net operating loss carryforwards..................................................  $   5,875,000  $   3,280,000
  Credit carryforwards..............................................................        425,000        265,000
  Accruals not currently recognized for tax purposes................................        125,000        152,000
  Capitalized research and development..............................................        450,000         55,000
  Other.............................................................................        475,000         78,000
                                                                                      -------------  -------------
  Total deferred tax assets.........................................................      7,350,000      3,830,000
  Valuation allowance...............................................................     (7,350,000)    (3,830,000)
                                                                                      -------------  -------------
  Net deferred tax assets...........................................................  $          --  $    --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The valuation allowance increased by $1,072,000 during the nine months ended December 31, 1995 and by $1,613,000 during the year ended March 31, 1995.

    As of December 31, 1996 the Company has net operating loss carryforwards for federal income tax purposes of approximately $16,400,000 expiring in the years 2009 through 2011, and net operating losses for state income tax purposes of $5,200,000 expiring in the years 1997 through 2001. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

8.  EMPLOYEE BENEFIT PLAN

    On December 1996, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with over six months of service. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, up to 3% of each participant's annual compensation. The Company's expense under the 401(k) Plan was approximately $24,000 for 1996.

9.  SUBSEQUENT EVENT

    On January 15, 1997, the Company purchased all the finished goods, the abbreviated New Drug Application, and related records and know-how pertaining to the generic drug Etoposide from Immunex Corporation for cash consideration of $1,260,000.

                                 SUPERGEN, INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. UNAUDITED STATEMENT OF OPERATIONS AND STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 1994

                            STATEMENT OF OPERATIONS

                                                                                                NINE MONTHS ENDED
                                                                                                DECEMBER 31, 1994
                                                                                                ------------------
                                                                                                   (UNAUDITED)
Contract revenues from related parties........................................................    $       95,129
Operating expenses:
  Research and development....................................................................         2,016,596
  Sales and marketing.........................................................................           144,016
  General and administrative..................................................................           511,321
                                                                                                ------------------
    Total operating expenses..................................................................         2,671,933
                                                                                                ------------------
Loss from operations..........................................................................        (2,576,804)
Interest income...............................................................................            75,892
                                                                                                ------------------
Net loss......................................................................................    $   (2,500,912)
                                                                                                ------------------
                                                                                                ------------------
Net loss per share............................................................................              $(.21)
                                                                                                ------------------
                                                                                                ------------------
Shares used in net loss per share calculation.................................................         11,796,760
                                                                                                ------------------
                                                                                                ------------------

                            STATEMENT OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                DECEMBER 31, 1994
                                                                                                ------------------
                                                                                                   (UNAUDITED)
Operating activities
  Net loss....................................................................................    $   (2,500,912)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................................            32,564
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets...............................................          (247,728)
      Other assets............................................................................           (30,644)
      Accounts payable and accrued liabilities................................................            (6,916)
                                                                                                ------------------
Net cash used in operating activities.........................................................        (2,753,636)
Investing activities
  Purchase of property and equipment, net.....................................................           (76,747)
Financing activities
  Issuance of common stock....................................................................         3,990,000
                                                                                                ------------------
Net increase in cash..........................................................................         1,159,617
Cash at beginning of period...................................................................         1,893,414
                                                                                                ------------------
Cash at end of period.........................................................................    $    3,053,031
                                                                                                ------------------
                                                                                                ------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1997.

                                SUPERGEN, INC.

                                By:             /s/ JOSEPH RUBINFELD
                                     -----------------------------------------
                                                  Joseph Rubinfeld
                                     PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF
                                          SCIENTIFIC OFFICER AND DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each such person whose signature appears below constitutes and appoints, jointly and severally, Joseph Rubinfeld and Henry C. Settle, Jr., his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ JOSEPH RUBINFELD         Officer, Chief
------------------------------    Scientific Officer and      March 26, 1997
      (Joseph Rubinfeld)          Director (Principal
                                  Executive Officer)

   /s/ HENRY C. SETTLE, JR.     Chief Financial Officer
------------------------------    (Principal Financial and    March 26, 1997
    (Henry C. Settle, Jr.)        Accounting Officer)

     /s/ DAVID M. FINEMAN
------------------------------  Director                      March 26, 1997
      (David M. Fineman)

   /s/ J. GREGORY SWENDSEN
------------------------------  Director                      March 26, 1997
    (J. Gregory Swendsen)

       /s/ DENIS BURGER
------------------------------  Director                      March 26, 1997
        (Denis Burger)

      /s/ JULIUS A. VIDA
------------------------------  Director                      March 26, 1997
       (Julius A. Vida)

       /s/ DANIEL ZURR
------------------------------  Director                      March 26, 1997
        (Daniel Zurr)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 SUPERGEN, INC.
                               DECEMBER 31, 1996

                                                                    COL. C
                                                        ------------------------------
                                            COL. B                ADDITIONS
                                         -------------  ------------------------------    COL. D         COL. E
                COL. A                    BALANCE AT    CHARGED TO                      -----------  ---------------
---------------------------------------  BEGINNING OF    COSTS AND   CHARGED TO OTHER   DEDUCTIONS-  BALANCE AT END
DESCRIPTION                                 PERIOD       EXPENSES    ACCOUNTS-DESCRIBE   DESCRIBE       OF PERIOD
---------------------------------------  -------------  -----------  -----------------  -----------  ---------------
Year ended December 31, 1996:
  Deducted from asset accounts--
    Allowance for doubtful accounts....    $  --         $  10,000       $  --           $  --          $  10,000
    Reserve for product returns........       --            --              62,400(1)       --             62,400
                                         -------------  -----------        -------      -----------       -------
                                           $  --         $  10,000       $  62,400       $  --          $  72,400
                                         -------------  -----------        -------      -----------       -------
                                         -------------  -----------        -------      -----------       -------

------------------------------

(1) Charged to sales

                                 SUPERGEN, INC.
                               INDEX TO EXHIBITS

    EXHIBIT                                                                                           SEQUENTIALLY
    NUMBER       DESCRIPTION OF DOCUMENT                                                              NUMBERED PAGE
---------------  --------------------------------------------------------------------------------  -------------------
        (a) 3.2  Restated Articles of Incorporation of the Registrant, as currently in effect.
        (b) 3.3  Bylaws, as amended, of the Registrant.
        (a)10.1  Form of Indemnification Agreement between the Registrant and each of its directors and officers.
        (a)10.2  1993 Stock Plan, as amended and restated, and forms of stock option agreements thereunder.
        (a)10.3  1996 Directors Stock Option Plan and form of stock option agreements thereunder.
        (a)10.4  Sublease Agreement dated March 25, 1991 between the Registrant and Jelly Bean
                   Square, a California general partnership, as amended.
        (a)10.5  Sublease Agreement dated June 29, 1993 between the Registrant and Jelly Bean
                   Square, a California general partnership, as amended.
        (a)10.6  Lease Agreement dated September 26, 1994 between the Registrant and Arthur J.
                   Rogers & Co., as amended.
     (b)(d)10.7  Patent Royalty Agreement dated June 30, 1992 between the Registrant and
                   Progenics, Inc.
     (b)(d)10.8  Patent License and Royalty Agreement dated August 30, 1993 between the
                   Registrant and The Jackson Laboratory.
     (b)(d)10.9  Worldwide License Agreement dated March 1, 1994 between the Registrant and
                   Janssen Biotech, N.V.
    (b)(d)10.10  Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex
                   Inc.
    (b)(d)10.11  Patent License and Royalty Agreement dated November 15, 1993 between the
                   Registrant and The Long Island Jewish Medical Center.
    (b)(d)10.12  License Agreement dated February 1, 1995 between the Registrant and Pharmos
                   Corporation.
       (b)10.13  Research and License Agreement dated August 1, 1993 between the Registrant and
                   Amur Research Corp.
       (b)10.14  Amended and Restated Stock Purchase Agreement dated May 30, 1995 between Israel
                   Chemicals, Ltd. and the Registrant and the related Amended and Restated
                   Shareholders Agreement dated June 2, 1995.
       (b)10.15  Employment, Confidential Information and Invention Assignment Agreement dated
                   January 1, 1994 between the Registrant and Joseph Rubinfeld and form of amendment.
       (b)10.16  Employment, Confidential Information and Invention Assignment Agreement dated
                   February 1, 1994 between the Registrant and Francis H. Lee.
       (b)10.17  Employment, Confidential Information and Invention Assignment Agreement dated
                   February 1, 1994 between the Registrant and Frank Brenner.
       (b)10.19  Form of Consulting Agreement between the Registrant and J. Gregory Swendsen and
                   David M. Fineman.
       (b)10.20  Consulting Agreement between the Registrant and Vida International
                   Pharmaceutical Consultants.

    EXHIBIT                                                                                           SEQUENTIALLY
    NUMBER       DESCRIPTION OF DOCUMENT                                                              NUMBERED PAGE
---------------  --------------------------------------------------------------------------------  -------------------
       (c)10.21  Purchase and Sale Agreement dated as of September 30, 1996 between the
                   Registrant and Warner-Lambert Company, a Delaware corporation.
       (e)10.22  Asset Purchase Agreement dated January 15, 1997 between the Registrant and
                   Immunex Corporation, a Washington corporation.
          10.23  Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate
                   (Non-Residential) dated December 11, 1996 between the Registrant and The
                   Ashwill Trust, established November 8, 1989.
       (e)10.24  Bishop Ranch Business Park Building Lease dated October 14, 1996 between the
                   Registrant and Annabel Investment Company, a California partnership.
           23.1  Consent of Ernst & Young LLP, Independent Auditors.
           24.1  Power of Attorney.

------------------------

(a) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 33-476-LA). Except as noted, each exhibit listed is incorporated by reference to the exhibit of the same number.

(b) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 33-476-LA). Except as noted, each exhibit listed is incorporated by reference to the exhibit of the same number.

(c) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996. The exhibit listed is incorporated by reference to Exhibit 2.1 of Registrant's Report on Form 8-K.

(d) Confidential treatment has been previously granted for certain portions of these exhibits.

(e) Confidential treatment requested for certain portion of this exhibit.