Form 10-Q
period 1997-03-31
SUPERGEN INC
filed 1997-05-15
CIK 919722

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                      OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934
For the transition period from _________ to _________

               Commission file number    0-27628

                                  SUPERGEN, INC.
                                  --------------
            (exact name of registrant as specified in its charter)

               CALIFORNIA                            94-3132190
               ----------                            ----------
    (State or other jurisdiction        (IRS Employer Identification Number)
  of incorporation or organization)

TWO ANNABEL LANE, SUITE 220, SAN RAMON, CALIFORNIA              94583
--------------------------------------------------              -----
    (Address of principal executive offices)                  (Zip Code)


                               (510) 327 - 0200
                               ----------------
             (Registrant's telephone number, including area code)

_____________________________  Not applicable _________________________________
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           Yes __ XX __        No _______

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 5, 1997, was 16,952,292.

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                       PAGE NO.

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 1997 and December 31, 1996                            3

          Condensed Consolidated Statements of Operations for
          the three month periods ended March 31, 1997 and
          1996 and for the period from inception to March 31, 1997        4

          Condensed Consolidated Statements of Cash Flows for
          the three month periods ended March 31, 1997 and 1996
          and for the period from inception to March 31, 1997             5

          Notes to Condensed Consolidated Financial Statements            6

Item 2 - Management's Discussion and Analysis of

          Financial Condition and Results of Operations                   9

PART II   OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                12

                                SUPERGEN, INC.
                         (a development stage company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                   ASSETS

                                                       March 31,    December 31,
                                                         1997           1996
                                                     ------------   ------------
Current assets:
     Cash and cash equivalents                       $  9,931,782   $ 13,914,863
     Accounts receivable, net of allowances
        of $146,800 and $72,400 at March 31, 1997
        and December 31, 1996, respectively               122,263        120,440
     Inventories                                        1,579,905      1,573,951
     Prepaid expenses and other current assets            777,894        540,376
                                                     ------------   ------------
       Total current assets                            12,411,844     16,149,630

Property and equipment, at cost:
     Research and development equipment                    83,546         83,546
     Office furniture and fixtures                        654,157        517,859
     Leasehold improvements                                13,057         53,578
     Construction in process                              294,427              -
                                                     ------------   ------------
                                                        1,045,187        654,983
     Less accumulated depreciation and amortization       245,906        243,500
                                                     ------------   ------------
                                                          799,281        411,483

Developed technology, net of amortization of $8,003
       and $3,317 at March 31, 1997 and December 31,
       1996, respectively                               1,411,997      1,266,683
Other assets                                               43,749         45,620
                                                     ------------   ------------
       Total assets                                  $ 14,666,871   $ 17,873,416
                                                     ------------   ------------
                                                     ------------   ------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities          $  871,746   $    836,534
     Clinical trials accrual                              194,065        205,620
     Accrued compensation and related expenses             99,887        290,350
     Due to related parties                               206,500        334,074
     Amount due under asset purchase agreement            500,000        500,000
                                                     ------------   ------------
       Total current liabilities                        1,872,198      2,166,578

Shareholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares
      authorized; none outstanding                              -              -
     Common stock, $.001 par value; 40,000,000 shares
      authorized; 16,952,292 and 16,930,292 shares
      issued and outstanding at March 31, 1997 and
      December 31, 1996, respectively                  40,136,551     40,026,551
     Deficit accumulated during the development
       stage                                          (27,341,878)   (24,319,713)
                                                     ------------   ------------
       Total shareholders' equity                      12,794,673     15,706,838
                                                     ------------   ------------
       Total liabilities and shareholders' equity    $ 14,666,871   $ 17,873,416
                                                     ------------   ------------
                                                     ------------   ------------

        See accompanying notes to consolidated financial statements

                               SUPERGEN, INC.
                      (a development stage company)
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)


                                                                                   March 1, 1991
                                                                                    (inception)
                                                           Three months ended         through
                                                               March 31,              March 31,
                                                         1997           1996            1997
                                                     ------------   ------------   -------------
Net sales                                            $    424,961   $        -     $    650,923
Grant revenues                                                  -         10,047         37,715
Contract revenues from related party                            -              -        181,202
                                                     ------------   ------------   ------------
Total revenues                                            424,961         10,047        869,840

Operating expenses:
     Cost of sales                                        326,248              -        609,025
     Research and development                           2,366,756        900,593     17,618,388
     Sales and marketing                                  295,466         70,534      1,831,305
     General and administrative                           598,306        245,337      4,401,591
     Non-cash charges for acquisition of in-
       process research and development                         -              -      4,867,645
                                                     ------------   ------------   ------------
          Total operating expenses                      3,586,776      1,216,464     29,327,954
                                                     ------------   ------------   ------------
Loss from operations                                  (3,161,815)     (1,206,417)   (28,458,114)

Interest income                                           139,650         47,457      1,116,236
                                                     ------------   ------------   ------------
Net loss                                             $ (3,022,165)  $ (1,158,960)  $(27,341,878)
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

Net loss per share                                   $      (0.18)  $      (0.09)
                                                     ------------   ------------
                                                     ------------   ------------
Weighted average shares used
  in net loss per share calculation                    16,938,181     13,268,330
                                                     ------------   ------------
                                                     ------------   ------------

    See accompanying notes to condensed consolidated financial statements

                                SUPERGEN, INC.
                        (a development stage company)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                                                   March 1, 1991
                                                                                    (inception)
                                                           Three months ended         through
                                                               March 31,              March 31,
                                                         1997           1996            1997
                                                     ------------   ------------   -------------
Operating activities:
     Net loss                                        $ (3,022,165)  $ (1,158,960)  $ (27,341,878)
     Adjustments to reconcile net
       loss to net cash used in
       operating activities:
         Depreciation and amortization                     57,353         13,988         306,333
         Non-cash charges for
            acquisition of in-process
            research and development                            -              -       4,867,645
         Stock options granted to vendors                       -              -         123,200
     Changes in operating assets and
       liabilities:
         Accounts receivable                               (1,823)             -        (122,263)
         Inventory                                         (5,954)             -      (1,579,905)
         Prepaid expenses and other
            current assets                               (237,518)      (192,741)       (777,894)
         Other assets                                       1,871         35,000         (43,749)
         Accounts payable and accrued
            liabilities                                  (155,251)       298,838         971,633
         Clinical trials accrual                          (11,555)             -         194,065
         Due to related parties                          (127,574)             -         206,500
                                                     ------------   ------------   -------------
Net cash used in operating activities                  (3,502,616)    (1,003,875)    (23,196,313)
Investing activities:
    Purchase of property and
      equipment                                          (440,465)        (2,206)     (1,097,611)
    Acquisition of developed technology                  (150,000)             -        (220,000)
                                                     ------------   ------------   -------------
Net cash used in investing activities:                   (590,465)        (2,206)     (1,317,611)
Financing activities:
    Issuance of common stock and warrants                 110,000     18,778,476      32,358,961
    Contract research funding from
       affiliated partnerships                                  -              -       2,086,745
                                                     ------------   ------------   -------------
Net cash provided by financing activities                 110,000     18,778,476      34,445,706
                                                     ------------   ------------   -------------
Net increase (decrease) in cash                        (3,983,081)    17,772,395       9,931,782
Cash and cash equivalents at beginning of period       13,914,863      1,815,420               -
                                                     ------------   ------------   -------------
Cash and cash equivalents at end of period           $  9,931,782   $ 19,587,815   $   9,931,782
                                                     ------------   ------------   -------------
                                                     ------------   ------------   -------------


    See accompanying notes to condensed consolidated financial statements

                                SuperGen, Inc.
                         (a development stage company)
             Notes to Condensed Consolidated Financial Statements
                                March 31, 1997

1. SuperGen, Inc. ("the Company") is a development stage pharmaceutical company dedicated to the acquisition, development and commercialization of products that treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders, and other serious conditions such as obesity. The Company began marketing acquired products in late 1996 and is developing its portfolio of drugs, many of which are proprietary. The Company is also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with renal failure, chemotherapy, radiotherapy and aplastic anemia. The Company's proprietary obesity pill, which is being developed for chronic genetic obesity and general obesity, is in Phase II clinical studies.

2. The accompanying unaudited condensed consolidated financial statements at March 31, 1997 and 1996 and for the periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1996. The condensed consolidated financial statements for the three months ended March 31, 1997 include the accounts of its wholly-owned Israeli subsidiary, Rubicon Pharmaceuticals, Ltd., formed in June, 1996. All intercompany transactions and balances have been eliminated. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K.

3. Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the current calculation of the net loss per share because the effect of their inclusion is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS 128") which is required to be adopted December 31, 1997. Under the new requirements for calculating primary (or basic) earnings per share, the dilutive effect of stock options will be excluded. Options and warrants are currently excluded from the computation of loss per share as their effect is anti-dilutive. Therefore, the Company does not anticipate any impact on its calculated loss per share as a result of the implementation of FAS 128.

4. On January 15, 1997, the Company purchased from Immunex Corporation ("Immunex") the rights to Immunex's version of the generic anticancer drug etoposide. The acquisition included the Abbreviated New Drug Application ("ANDA"), Immunex's inventory of the product, records relating to the production of etoposide, and data, information and know-how relating to the manufacture, testing, storage and regulatory status of etoposide. The Company paid approximately $1,315,000 in cash of which $334,000 was allocated to inventory and $150,000 was allocated to developed technology. The remainder of the purchase price was recorded as a non-recurring research and development expense for the acquisition of in-process technology.

5. On April 8, 1997, the Company announced that it had reached an agreement in principle with an investment entity owned by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement of up to $15 million in the Company's common stock. Under the proposed agreement the investment entity would be able to exercise rights and options to purchase a total additional amount of up to $25 million of the Company's common stock. The completion of any such transaction is subject to the negotiation and execution of a mutually acceptable definitive purchase agreement, as well as related documents, regulatory clearance and satisfaction of other closing conditions, of which there can be no assurance.

6. On April 17, 1997, a limited liability company controlled by the Company purchased an industrial condominium building of approximately 9,600 square feet in Pleasanton, California. The Company intends to relocate the laboratory operations and certain personnel from its Illinois location upon completion of improvements and installation of laboratory equipment. The purchase price for this building was $744,000 and the Company expects to incur further capital expenditures of approximately $750,000 for building improvements and laboratory equipment.

7. On April 11, 1997, the Company entered into a license agreement with Inflazyme Pharmaceuticals Ltd. Of Vancouver, Canada ("Inflazyme"), a public company. Under the terms of this license agreement, Inflazyme granted the Company an exclusive license to develop and sell products which utilize technology owned by Inflazyme for all uses except in the area of inflammation. The Company shall purchase shares of common stock in Inflazyme in the amount of $166,667 and will make milestone payments to Inflazyme upon the attainment of specified goals. Such milestone payments shall be payable in either cash, unregistered SuperGen common stock or a combination thereof, subject to agreement by both parties. SuperGen shall also pay Inflazyme royalties on sales of products utilizing Inflazyme technology.


8. On May 7, 1997 the Company entered into a supply agreement for an ongoing source of bulk paclitaxel, an anti-cancer drug currently sold by Bristol-Myers Squibb under the tradename Taxol-registered trademark-.
     Under this agreement the Company will provide funding totaling $1,000,000 to the supplier during their GMP development process and United States Food and Drug Administration ("FDA") inspection period. Subsequent to FDA approval of both the suppliers' production facility and of the Company's Abbreviated New Drug Application for its paclitaxel product, the supplier will provide the Company with bulk paclitaxel. The Company will establish a letter of credit on behalf of the supplier, which, along with prior amounts funded, will be applied to purchase specific quantities of paclitaxel.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding incurring operating losses, requiring additional capital, consummating a proposed financing and incurring capital expenditures. The Company's actual results may differ materially from the results projected in the forward-looking statements as a result of, among other things, lack of market acceptance of and demand for the Company's products, intense price or product competition and failure to sell existing inventories at prices sufficient to cover related costs, unanticipated cash needs, failure to obtain additional financing and other factors set forth below under "Factors Affecting Future Operating Results."

Results of Operations

INCEPTION TO DATE.
From the inception of the Company in 1991 through March 31, 1997 the Company incurred a cumulative net loss of approximately $27.3 million, including a non-cash charge of $4.9 million for the acquisition of in-process research and development from two affiliated limited partnerships. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to continue to incur significant additional operating losses.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

Total revenues increased to $424,961 in the first quarter of 1997. Product sales, which were initiated in the fourth quarter of 1996, were responsible for the increase in revenue over the same period in 1996. Product revenues in the first quarter of 1997 consisted primarily of sales of Nipent-Registered Trademark-acquired from a third party. However, until manufacturing approval is obtained from the FDA, sales of Nipent-Registered Trademark- are limited to supplies on hand. See "-----Factors Affecting Future Operating Results."

Research and development expenses for the first quarter of 1997 were $2,366,756, an increase of 163% over the same period in 1996. The principal reason for the increased expense in 1997 was a non-recurring research and development expense of $831,000 related to the acqusition of etoposide (see footnote 4). In addition, the number of research and development personnel and projects being undertaken was higher in the first quarter of 1997. Costs associated with this higher headcount and activity levels, including the Company's efforts to obtain approval of its designated manufacturing facilities for NIPENT-Registered Trademark- also contributed to the higher expense in 1997, as did expanded contract research and development efforts.

Sales and marketing expenses were $295,466 in the first quarter of 1997 compared to $70,534 in the same period in 1996. This increase was related to the commencement of sales in the fourth quarter of 1996 and was primarily due to the hiring of sales personnel which has resulted in increased salary, travel and other expenses. Costs for promotional materials, sales related services and sales and marketing facilities also contributed to the increased expense in the first quarter of 1997.

General and Administrative expenses were $598,306 in the first quarter of 1997, an increase of 144% over the same period in 1996. The increase was largely due the greater administrative support needed for the increased activities in research and development and sales and marketing. Increased service and consultancy costs incurred subsequent to the Company's initial public offering, which occurred late in the first quarter of 1996, also contributed to the higher expense in the first quarter of 1997.

Interest income was $139,650 in the first quarter of 1997 compared to $47,457 in the same period in 1996. The increase was due primarily to higher invested cash and cash equivalents balances in the first quarter of 1997 compared to the same period in 1996. Cash balances invested in the first quarter of 1997 principally reflected the net proceeds received from the Company's initial public offering late in the first quarter of 1996 of approximately $21.5 million, less cash consumed by operations and other activities subsequent to that offering.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private equity sales totaling $10.4 million, contract research funding of $2.1 million from research and development agreements with its Affiliated Partnerships and net proceeds of $21.5 million from the sale of Common Stock and Warrants in its initial public offering in March 1996. Through March 31, 1997, the Company had incurred a cumulative net loss of $27.3 million, of which $4.9 million related to the non-cash charges to operations for the acquisition of in-process research and development.

The Company's cash and cash equivalents were $13.9 million at December 31, 1996 and $9.9 million at March 31, 1997. The net cash consumption of $4.0 million in the first quarter of 1997 was principally due to the net loss for the quarter of $3.0 million. Cash was also consumed by expenditures on new production facilities as well as acquisitions of developed technology and prepaid assets.

The Company believes that its current cash and cash equivalents will satisfy its budgeted cash requirements for approximately the next nine months, based on the Company's current operating plan. Substantial additional capital will be required not later than early 1998. Moreover, if the Company experiences unanticipated cash requirements, the Company could require additional capital prior to 1998 to fund operations, continue research and development programs and pre-clinical and clinical testing of its potential generic, Extra-TM- and proprietary products and commercialize and market any products that may be developed, or acquire or license additional products. The Company anticipates that capital expenditures for the remainder of 1997 will be at least $1,500,000, principally for the new laboratory in Pleasanton, California (see footnote 6). The Company is also committed to fund $1,000,000 towards the construction of a facility for bulk production of paclitaxel (see footnote 8). Also, the Company is continuing to actively consider future contractual arrangements which would require significant financial commitments. The Company may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. On April 8, 1997, the Company announced that it had reached an agreement in principle with an investment entity for a private placement of up to $15 million in the Company's common stock with rights and options to purchase a total additional amount of up to $25 million of the Company's common stock. The completion of any such transaction is subject to the negotiation and execution of a mutually acceptable definitive purchase agreement, as well as related documents, regulatory clearance and satisfaction of other closing conditions, of which there can be no assurance. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds will be available on acceptable terms, if at all. See "-Factors Affecting Future Operating Results".

FACTORS AFFECTING FUTURE OPERATING RESULTS

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q.

The Company has incurred losses in every fiscal period and expects to continue to incur significant operating losses. The Company acquired the right to distribute four anti-cancer products in the third quarter of 1996 and product sales commenced in October 1996. The Company acquired inventory and manufacturing and distribution rights to a fifth anti-cancer product in the first quarter of 1997 and sales of that product commenced in the first quarter of 1997. However, there can be no assurance that product sales will exceed the related product and selling expenses due to intense competition and significant selling price and gross margin decline of drugs such as etoposide. In addition, the Company currently has a limited supply of the products it is marketing, including Nipent-Registered Trademark-. While the Company is seeking to enter into manufacturing agreements to provide adequate supplies to meet market demand, there is no assurance that the Company will be able to replenish its supplies on a timely basis. Failure to do so would materially, adversely affect the Company's results of operations. Also, there is no assurance that any of the Company's proprietary products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

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

The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company is continuing to actively consider future contractual arrangements which would require significant financial commitments. Based on the Company's current operating plan, additional funds will be needed by early 1998. Moreover, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds much sooner. The source, availability, and terms of such funding have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing those of others; attaining market acceptance and a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; obtaining required governmental approval for manufacturing and marketing its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, if any; and avoiding potential claims by others in such areas as product liability and environmental matters. In addition, competition in the pharmaceutical industry is intense, and price competition for generic products is particularly intense. For example, the prices for etoposide have decreased significantly in recent months due to increased competition.

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

                                SUPERGEN, INC.
                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibit No.

          *10.25 License Agreement between Inflazyme Pharmaceuticals Ltd. and Supergen, Inc. dated April 11, 1997.

          *10.26     Supply Agreement dated May 7, 1997.

           10.27 Assignment and Assumption Agreement between SuperGen, Inc. and R&S, LLC, dated April 17, 1997.

           27        Financial Data Schedule - electronic filing only

  (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

-----------------
*Confidential treatment requested for certain portions of this exhibit.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SuperGen, Inc.

Date  May 14, 1997                 By         /s/Joseph Rubinfeld
     ---------------                  -------------------------------------
                                      Joseph Rubinfeld, Ph.D.
                                      Chief Executive Officer, President,
                                      Chief Scientific Officer and Director
                                      (Principal Executive Officer)


Date   May 14, 1997                By  /s/Henry C. Settle, Jr.
     ---------------                  -------------------------------------
                                      Henry C. Settle, Jr.
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                INDEX OF EXHIBITS


The following exhibits are included herein:

*10.25 License Agreement between Inflazyme Pharmaceuticals Ltd. and SuperGen, Inc. dated April 11, 1997.

*10.26    Supply Agreement dated May 7, 1997.

 10.27 Assignment and Assumption Agreement between SuperGen, Inc. and R&S, LLC, dated April 17, 1997.

 27       Financial Data Schedule - electronic filing only

No reports were filed on Form 8-K during the quarter for which this report is filed.

--------------------
*Confidential treatment requested for certain portions of this exhibit.