Form 10-Q
period 1997-06-30
SUPERGEN INC
filed 1997-08-13
CIK 919722

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from _________ to _________

               Commission file number    0-27628

                                 SUPERGEN, INC.
                                 --------------
            (exact name of registrant as specified in its charter)

             CALIFORNIA                                  94-3132190
             ----------                                  ----------
   (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                 Identification Number)


TWO ANNABEL LANE, SUITE 220, SAN RAMON, CALIFORNIA           94583
--------------------------------------------------           -----
  (Address of principal executive offices)                 (Zip Code)


                               (510) 327-0200
                               --------------
            (Registrant's telephone number, including area code)

_____________________________  Not applicable  _______________________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 6, 1997, was 18,011,156.

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                  PAGE NO.

    Item 1 - Financial Statements

             Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996                           3

             Condensed Consolidated Statements of Operations for
             the three and six month periods ended June 30, 1997 and
             1996 and for the period from inception to June 30, 1997       4

             Condensed Consolidated Statements of Cash Flows for
             the six month periods ended June 30, 1997 and 1996
             and for the period from inception to June 30, 1997            5

             Notes to Condensed Consolidated Financial Statements          6

    Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8

PART II  OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders          13

    Item 6 - Exhibits and Reports on Form 8-K                             13

                                SUPERGEN, INC.
                        (a development stage company)

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                  ASSETS

                                                            June 30,      December 31,
                                                             1997             1996
                                                          -----------     ------------
Current assets:
     Cash and cash equivalents, including $16,300,000
       which is restricted                                $20,859,793     $ 13,914,863
     Accounts receivable, net of allowances of
       $260,848 and $72,400 at June 30, 1997 and
       December 31, 1996, respectively                        182,184          120,440
     Inventories                                            1,133,283        1,573,951
     Prepaid expenses and other current assets                682,846          540,376
                                                          -----------     ------------
       Total current assets                                22,858,106       16,149,630

Property and equipment, at cost:
     Land and building                                        744,000                -
     Research and development equipment                        83,546           83,546
     Office furniture and fixtures                            741,847          517,859
     Leasehold improvements                                    85,179           53,578
     Construction in process                                  859,858                -
                                                          -----------     ------------
                                                            2,514,430          654,983
     Less accumulated depreciation and amortization           321,495          243,500
                                                          -----------     ------------
                                                            2,192,935          411,483

Developed technology, net of amortization                   1,400,664        1,266,683
Equity investment in related party                            500,000                -
Other assets                                                   41,878           45,620
                                                          -----------     ------------
       Total assets                                       $26,993,583     $ 17,873,416
                                                          -----------     ------------
                                                          -----------     ------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities             $   991,289     $    836,534
     Clinical trials accrual                                  101,040          205,620
     Accrued compensation and related expenses                123,245          290,350
     Due to related parties                                         -          334,074
     Amount due under asset purchase agreement                500,000          500,000
                                                          -----------     ------------
       Total current liabilities                            1,715,574        2,166,578

Common stock subscription                                  15,300,000                -

Shareholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares
      authorized; none outstanding                                  -                -
     Common stock, $.001 par value; 40,000,000 shares
      authorized; 17,009,292 and 16,930,292 shares
      issued and outstanding at June 30, 1997 and
      December 31, 1996, respectively                      40,337,551       40,026,551
     Deficit accumulated during the development stage     (30,359,542)     (24,319,713)
                                                          -----------     ------------
       Total shareholders' equity                           9,978,009       15,706,838
                                                          -----------     ------------
       Total liabilities and shareholders' equity         $26,993,583     $ 17,873,416
                                                          -----------     ------------
                                                          -----------     ------------


           See accompanying notes to condensed consolidated financial statements

                               SUPERGEN, INC.
                       (a development stage company)

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                                                                                March 1, 1991
                                                                                                                 (inception)
                                                            Three months ended            Six months ended         through
                                                                 June 30,                      June 30,            June 30,
                                                          1997           1996           1997          1996          1997
                                                      -----------    -----------    -----------   ------------  ------------
Net sales                                             $   555,937    $         -    $   980,898   $          -  $  1,206,860
Grant revenues                                                  -         16,473                        26,520        37,715
Contract revenues from related party                            -              -              -              -       181,202
                                                      -----------    -----------    -----------   ------------  ------------
          Total revenues                                  555,937         16,473        980,898         26,520     1,425,777

Operating expenses:
     Cost of sales                                        450,251              -        776,499              -     1,059,276
     Research and development                           2,091,986      1,135,330      4,458,742      2,035,923    19,710,374
     Sales and marketing                                  495,588         85,411        791,054        155,945     2,326,893
     General and administrative                           663,415        449,439      1,261,721        694,776     5,065,006
     Non-cash charges for acquisition of in-
       process research and development                         -              -              -              -     4,867,645
                                                      -----------    -----------    -----------   ------------  ------------
          Total operating expenses                      3,701,240      1,670,180      7,288,016      2,886,644    33,029,194
                                                      -----------    -----------    -----------   ------------  ------------
Loss from operations                                   (3,145,303)    (1,653,707)    (6,307,118)    (2,860,124)  (31,603,417)

Interest income                                           127,639        259,055        267,289        306,512     1,243,875
                                                      -----------    -----------    -----------   ------------  ------------
Net loss                                              $(3,017,664)   $(1,394,652)   $(6,039,829)   $(2,553,612) $(30,359,542)
                                                      -----------    -----------    -----------   ------------  ------------
                                                      -----------    -----------    -----------   ------------  ------------

Net loss per share                                         $(0.18)        $(0.08)        $(0.36)        $(0.17)
                                                      -----------    -----------    -----------   ------------
                                                      -----------    -----------    -----------   ------------

Weighted average shares used
  in net loss per share calculation                    16,986,083     16,754,705     16,979,067     15,030,895
                                                      -----------    -----------    -----------   ------------
                                                      -----------    -----------    -----------   ------------



      See accompanying notes to condensed consolidated financial statements

                                 SUPERGEN, INC.
                         (a development stage company)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                  March 1, 1991
                                                                                  (inception)
                                                         Six months ended            through
                                                              June 30,               June 30,
                                                         1997           1996           1997
                                                      -----------   ------------   ------------
Operating activities:
     Net loss                                         $(6,039,829)   $(2,553,612)  $(30,359,542)
     Adjustments to reconcile net
       loss to net cash used in
       operating activities:
         Depreciation and amortization                    144,275         30,158        393,255
         Acquisition of in-process
            research and development                            -              -      4,867,645
         Stock options granted to vendors                       -              -        123,200
     Changes in operating assets and
       liabilities:
          Accounts receivable                             (61,744)             -       (182,184)
          Inventories                                     440,668              -     (1,133,283)
          Prepaid expenses and other
            current assets                               (142,470)      (354,924)      (682,846)
          Other assets                                      3,742         19,760        (41,878)
          Accounts payable, accrued
             liabilities and accrued compensation         (12,350)       116,311      1,114,534
          Clinical trials accrual                        (104,580)             -        101,040
          Due to related parties                         (334,074)             -              -
                                                      -----------   ------------   ------------
Net cash used in operating activities                  (6,106,362)    (2,742,307)   (25,800,059)

Investing activities:
    Purchase of property and
      equipment                                        (1,909,708)      (158,059)    (2,566,854)
    Acquisition of developed technology                  (150,000)              -      (220,000)
    Purchase of equity investment in related party       (500,000)              -      (500,000)
                                                      -----------   ------------   ------------
Net cash used in investing activities:                 (2,559,708)      (158,059)    (3,286,854)
Financing activities:
    Issuance of common stock and warrants                 311,000     21,844,759     32,559,961
    Contract research funding from
       affiliated partnerships                                  -              -      2,086,745
    Common stock subscription                          15,300,000                    15,300,000
                                                      -----------   ------------   ------------
Net cash provided by financing activities              15,611,000     21,844,759     49,946,706
                                                      -----------   ------------   ------------
Net increase in cash and cash equivalents               6,944,930     18,944,393     20,859,793
Cash and cash equivalents at beginning of period       13,914,863      1,815,420              -
                                                      -----------   ------------   ------------
Cash and cash equivalents at end of period            $20,859,793   $ 20,759,813   $ 20,859,793
                                                      -----------   ------------   ------------
                                                      -----------   ------------   ------------


      See accompanying notes to condensed consolidated financial statements

                                SuperGen, Inc.
                         (a development stage company)
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 1997

1. SuperGen, Inc. ("the Company") is a development stage pharmaceutical company dedicated to the acquisition, development and commercialization of products that treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders, and other serious conditions such as obesity and diabetes. The Company began marketing acquired products in late 1996 and is developing its portfolio of drugs, many of which are proprietary. The Company is also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with renal failure, chemotherapy, radiotherapy and aplastic anemia. The Company's proprietary obesity pill, which is being developed for chronic genetic obesity and general obesity, is in Phase II clinical studies.

2. The accompanying unaudited condensed consolidated financial statements at June 30, 1997 and 1996 and for the three and six month periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1996. The condensed consolidated financial statements for the three and six month periods ended June 30, 1997 include the accounts of the Company's wholly-owned Israeli subsidiary, Rubicon Pharmaceuticals, Ltd., formed in June, 1996. All intercompany transactions and balances have been eliminated. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K.

3. Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share because the effect of their inclusion is anti-dilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FAS 128") which is required to be adopted for the year ending December 31, 1997. Under the new requirements for calculating primary (or basic) earnings per share, the dilutive effect of stock options will be excluded. Options and warrants are currently excluded from the computation of loss per share as their effect is anti-dilutive. Therefore, the Company does not anticipate any impact on its calculated loss per share as a result of the implementation of FAS 128.

4. On June 17, 1997, the Company announced that it had finalized an agreement with an investment entity owned by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement in the Company's common stock. Under this agreement, the investment entity paid the Company $15.3 million, which was placed in a restricted account until the Company issued 1,700,000 shares of common stock on July 25, 1997, at which time the restriction was removed. The investment entity also has an option to purchase up to 850,000 shares of common stock at $9.00 per share until January 1998 and warrants to acquire up to 1,275,000 shares of common stock at $13.50 per share until June 2007. Related costs are estimated to be approximately $300,000.

5. On May 7, 1997 the Company entered into a supply agreement for a source of bulk paclitaxel, an anti-cancer drug currently sold by Bristol-Myers Squibb under the tradename Taxol-Registered Trademark-. Pursuant to the terms of the supply agreement, the Company provided funding of $400,000 to the supplier during the second quarter of 1997, which has been charged to research and development expense. Also, the Company has entered into a $1,000,000 letter of credit with a commercial bank for the purchase of bulk paclitaxel following regulatory approval of the supplier's manufacturing facility. Additional research payments of $600,000 and letters of credit of $2.0 million for the purchase of bulk paclitaxel are due upon the attainment of specified milestones.

6. On June 20, 1997 the Company made an equity investment of $500,000 in preferred stock of a privately held development stage biotechnology company which is a related party. The investment represents approximately 1% of the outstanding shares of this company and is carried at cost.

7. On August 6, 1997, the Company executed a definitive agreement with Israel Chemicals Ltd. (ICL), its largest shareholder, and repurchased 740,000 of the 2,571,000 shares of common stock held by ICL for $10.63 per share, or a total of $7,866,200.

     Under the terms of the agreement, ICL relinquished all of its international marketing rights to SuperGen products and released SuperGen from all residual obligations remaining from ICL's strategic investment in the Company. The companies also agreed to an option for SuperGen to repurchase 915,500 of the remaining ICL shares at $13.50 per share following a call of SuperGen's warrants. This warrant call could raise approximately $36 million for SuperGen if the warrants are fully exercised. The option is exercisable by SuperGen or ICL for a period of ninety (90) days following the warrant call.

     In addition, ICL agreed to a six-month lock-up on its remaining shares of SuperGen common stock. Following such six month period, ICL's remaining shares will be freely tradable.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding incurring operating losses, requiring additional capital, consummating a proposed financing and incurring capital expenditures. The Company's actual results may differ materially from the results projected in the forward-looking statements as a result of, among other things, lack of market acceptance of and demand for the Company's products, intense price or product competition, failure to sell existing inventories at prices sufficient to cover related costs, unanticipated cash needs, failure to obtain additional financing and other factors set forth below under "Factors Affecting Future Operating Results."

Results of Operations

INCEPTION TO DATE.

From the inception of the Company in 1991 through June 30, 1997 the Company has incurred a cumulative net loss of approximately $30.4 million, including a non-cash charge of $4.9 million for the acquisition of in-process research and development from two affiliated limited partnerships through 1994. The Company expects its operating expenses to increase over the next several years as it expands its research and development and commercialization activities and operations. The Company expects to continue to incur significant additional operating losses. The Company does not anticipate any impact on its calculated loss per share as a result of the implementation of FAS 128.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

Total revenues were $555,937 in the second quarter of 1997 compared to $16,473 in the same period in 1996. Product sales, which were initiated in the fourth quarter of 1996, consisted primarily of sales of Nipent-Registered Trademark-, which was acquired from a third party. However, until manufacturing approval is obtained from the FDA, sales of Nipent-Registered Trademark- are limited to supplies on hand. See "--Factors Affecting Future Operating
Results." Revenue in the second quarter of 1996 consisted of income from grants.

Research and development expenses for the second quarter of 1997 were $2,091,986, compared to $1,135,330 in the same period in 1996. As discussed in Note 5 to the Condensed Consolidated Financial Statements, $400,000 was charged to Research and Development expense in 1997 related to a supply agreement for paclitaxel. The remainder of the increase in 1997 resulted principally from costs for bulk drugs to be used for product research and increased legal and facilities costs directly attributable to research and development activities.

Sales and marketing expenses were $495,588 in the second quarter of 1997 compared to $85,411 in the same period in 1996. Sales and marketing expenses in the second quarter of 1996 were minimal, as the Company did not commence product sales until the fourth quarter of 1996. The increase in the second quarter of 1997 was primarily due to costs of promotional materials, sales-related services and sales and marketing facilities costs. The number of sales personnel increased from one to five subsequent to the second quarter of 1996, therefore, payroll costs for sales personnel also contributed to the increased expense in the second quarter of 1997.

General and Administrative expenses were $663,415 in the second quarter of 1997 compared to $449,439 in the same period in 1996. The increase was largely due to the greater administrative support needed for the increased activities in both research and development and sales and marketing. Payroll costs were higher in 1997 due to increased headcount, from four to ten employees, in the areas of administration, finance and investor relations. Costs for service providers increased in 1997 primarily due to increased investor relations activity following the Company's initial public offering in March 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

Total revenues were $980,898 in the first six months of 1997 compared to $26,520 in the first six months of 1996. Product sales, which were initiated in the fourth quarter of 1996, consisted primarily of sales of Nipent-Registered Trademark-, which was acquired from a third party. However, until manufacturing approval is obtained from the FDA, sales of Nipent-Registered Trademark- are limited to supplies on hand. See "--Factors Affecting Future Operating Results."

Research and development expenses for the first six months of 1997 were $4,458,742 compared to $2,035,923 in the same period in 1996. Principal reasons for the increased expense in 1997 were a non-recurring research and development expense of $831,000 incurred in the first quarter related to the acquisition of etoposide and a $400,000 expense incurred in the second quarter related to a supply agreement for paclitaxel. The number of research and development personnel and projects undertaken was higher in the first six months of 1997 compared to the same period in 1996. Costs associated with this higher headcount and activity level contributed to the higher expense in 1997 as did costs of bulk drugs to be used for product research and increased legal and facilities costs.

Sales and marketing expenses were $791,054 in the first six months of 1997 compared to $155,945 in the same period in 1996. This increase was primarily due to costs incurred in the second quarter of 1997 for promotional materials, sales-related services and sales and marketing facilities.
Payroll costs for sales personnel hired in the second half of 1996 also contributed to the increased expense in the first six months of 1997. Sales and marketing expenses incurred in the first six months of 1996 were minimal as the Company did not commence product sales until the fourth quarter of 1996.

General and Administrative expenses were $1,261,721 in the first six months of 1997 compared to $694,776 in the same period in 1996. The increase was largely due the greater administrative support needed for the increased activities in both research and development and sales and marketing. Payroll costs were higher in 1997 due to increased headcount in the areas of administration, finance and investor relations. Costs for service providers were higher in 1997 primarily due to increased investor relations activity. Legal and other costs were also higher in 1997 due primarily to expenses associated with the Company's initial annual report and proxy statement.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private equity sales totaling $10.4 million, contract research funding of $2.1 million from research and development agreements, net proceeds of $21.5 million from the sale and Common Stock and Warrants in its initial public offering in March 1996 and a private placement of $15.3 million in common stock in July 1997. Through June 30, 1997, the Company has incurred a cumulative net loss of $30.4 million, of which $4.9 million relates to non-cash charges to operations for the acquisition of in-process research and development.

The Company's cash and cash equivalents were $13.9 million at December 31, 1996 and $20.9 million at June 30, 1997. The net cash increase of $7.0 million in the first six months of 1997 was principally due to the proceeds from the common stock subscription of $15.3 million received in June 1997 offset by the net loss for the first six months of 1997 of $6.0 million, expenditures on new production facilities, acquisitions of developed technology and an equity investment.

The Company believes that its current cash and cash equivalents, together with the net proceeds of approximately $7.1 million realized from the net issuance of common stock subsequent to June 30, 1997, and other planned financings, will satisfy its budgeted cash requirements for approximately the next eighteen months, based on the Company's current operating plan. The Company anticipates that capital expenditures for the remainder of 1997 will be at least $500,000, principally for construction costs for the new laboratory located in Pleasanton, California. Also, the Company is continuing to actively consider the acquisition of products and product candidates which would require significant financial commitments-See Note 5 to Condensed Consolidated Financial Statements. The Company may seek additional funding through public or private financings or collaborative or other arrangements with third parties. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds will be available on acceptable terms, if at all. See "-Factors Affecting Future Operating Results".

FACTORS AFFECTING FUTURE OPERATING RESULTS

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q.

The Company has incurred losses in every fiscal period and expects to continue to incur significant operating losses. The Company acquired the right to distribute four anti-cancer products in the third quarter of 1996 and product sales commenced in October 1996. The Company acquired inventory and manufacturing and distribution rights to a fifth anti-cancer product in the first quarter of 1997 and sales of that product commenced in the first quarter of 1997. However, there can be no assurance that product sales will exceed the related product and selling expenses due to intense competition and significant selling price and gross margin decline of drugs such as etoposide. In addition, the Company currently has a limited supply of the products it is marketing, including Nipent-Registered Trademark-. While the Company is seeking to enter into manufacturing agreements to provide adequate supplies to meet market demand, there is no assurance that the Company will be able to replenish its supplies on a timely basis. Failure to do so would materially adversely affect the Company's results of operations and cash flows. Also, there is no assurance that any of the Company's pending proprietary products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

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

The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. The Company is continuing to actively consider future contractual arrangements which would require significant financial commitments. Based on the Company's current operating plan, additional funds will be needed by early 1999. Moreover, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds much sooner. The source, availability, and terms of such funding have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur.

The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing those of others; attaining market acceptance and a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; obtaining required governmental approval for manufacturing and marketing its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth; and avoiding potential claims by others in such areas as product liability and environmental matters. In addition, increased competition in a particular generic market would likely lead to significant price erosion which would have a negative effect on the Company's potential gross profit margins. For example, the Company believes that the total estimated U.S. sales for Mitomycin and Etoposide, as well as other of the Company's proposed generic products, have decreased significantly in recent months due to increased competition and that sales for these generics may continue to decrease in the future as a result of competitive factors, including the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies.

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

Item 4.   Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 27, 1997. The results of the voting were as follows:

         Proposal 1:  Election of the Board of Directors of the Company.

         Nominee                        Votes For           Votes Withheld
         -------                        ---------           --------------

         Joseph Rubinfeld               12,545,452              10,575

         Denis Burger                   12,545,652              10,375

         David M. Fineman               12,545,552              10,475

         J. Gregory Swendsen            12,545,852              10,175

         Julius A. Vida                 12,542,552              13,475

         Daniel Zurr                    12,545,752              10,275

    Proposal 2:  Change in the state of incorporation of the Company from the State of California to the State of Delaware.

              Votes For:                     9,216,274

              Votes Against:                    24,449

              Votes Abstaining:                 20,210

              Broker Non-Votes:              3,295,094

    Proposal 3:  Amendment of the Company's Amended and Restated 1993
                 Stock Option Plan to increase the number of shares reserved for issuance by 500,000 shares to 2,500,000 shares.

              Votes For:                    12,329,030

              Votes Against:                   111,363

              Votes Abstaining:                 38,639

              Broker Non-Votes:                 76,995

    Proposal 4:   Ratification of Ernst & Young LLP as the independent
                  auditors of the Company for the fiscal year ending
                  December 31, 1997.

              Votes For:                    12,532,737

              Votes Against:                     5,100

              Votes Abstaining:                 18,190

              Broker Non-Votes:                      0

Item 6.   Exhibits and Reports on Form 8-K

  (a)   Exhibit No.

          10.2 1993 Stock Option Plan, as amended and restated effective February 3, 1997, and forms of stock option agreements thereunder.

          10.3 1996 Directors' Stock Option Plan, as amended effective February 3, 1997, and form of stock option agreement thereunder.

          10.14 Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel Chemicals, Ltd. and the Registrant.

         *10.26 Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17, 1997 among the Registrant, Tako Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison.

          27      Financial Data Schedule - electronic filing only


  (b) On July 2, 1997 the Company filed a report on Form 8K dated June 17, 1997 pertaining to the Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17, 1997 among the Registrant, Tako Ventures, LLC and solely as to sections 5.3 and 5.5 thereof, Lawrence J. Ellison.


* Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1997. The exhibit listed is incorporated by reference to Exhibit 99.1 of Registrant's report on Form 8-K.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SuperGen, Inc.

Date  August 12, 1997                   By /s/ Joseph Rubinfeld
      ------------------------             ------------------------------
                                               Joseph Rubinfeld, Ph.D.
                                        Chief Executive Officer, President,
                                        Chief Scientific Officer and Director
                                        (Principal Executive Officer)


Date  August 12, 1997                  By /s/ Henry C. Settle, Jr.
      ------------------------            ------------------------------
                                              Henry C. Settle, Jr.
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                INDEX OF EXHIBITS


The following exhibits are included herein:

          10.2 1993 Stock Option Plan, as amended and restated effective February 3, 1997, and forms of stock option agreements thereunder.

          10.3 1996 Directors' Stock Option Plan, as amended effective February 3, 1997, and form of stock option agreement thereunder.

          10.14 Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel Chemicals, Ltd. and the Registrant.

         *10.26 Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17, 1997 among the Registrant, Tako Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison.

          27      Financial Data Schedule - electronic filing only


No reports were filed on Form 8-K during the quarter for which this report is filed.

* Incorporated by reference to the Company's report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1997. The exhibit listed is incorporated by reference to Exhibit 99.1 of Registrant's report on Form 8-K.