Form 10-Q
period 1997-09-30
SUPERGEN INC
filed 1997-11-14
CIK 919722

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

                                    OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from _________ to _________

               Commission file number 0-27628

                            SUPERGEN, INC.
                            --------------
       (exact name of registrant as specified in its charter)

             DELAWARE                                    91-1841574
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)


TWO ANNABEL LANE, SUITE 220, SAN RAMON, CALIFORNIA                  94583
--------------------------------------------------                  -----
(Address of principal executive offices)                          (Zip Code)


                               (510) 327 - 0200
                               ----------------
             (Registrant's telephone number, including area code)

____________________________  Not applicable ___________________________________
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.           Yes  XX        No
                                                ------        ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 30, 1997, was 19,216,371.

                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                     PAGE NO.
Item 1 - Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996                                    3

            Condensed Consolidated Statements of Operations for
            the three and nine month periods ended September 30, 1997 and
            1996 and for the period from inception to September 30, 1997                4

            Condensed Consolidated Statements of Cash Flows for
            the nine month periods ended September 30, 1997 and 1996
            and for the period from inception to September 30, 1997                     5

            Notes to Condensed Consolidated Financial Statements                        6

Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             8

PART II   OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                              13


                                SUPERGEN, INC.
                        (a development stage company)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)


                                    ASSETS
                                                                  September 30,     December 31,
                                                                      1997              1996
                                                                  -------------     ------------
Current assets:
     Cash and cash equivalents, including $1,000,000
       which is restricted                                      $  19,950,684    $  13,914,863
     Accounts receivable, net                                         212,681          182,840
     Inventories                                                    1,461,456        1,573,951
     Due from related parties                                         253,780                -
     Prepaid expenses and other current assets                      1,116,544          540,376
                                                                -------------    -------------
       Total current assets                                        22,995,145       16,212,030

Property, plant and equipment, net                                  2,498,063          411,483

Developed technology, net                                           1,254,790        1,266,683
Equity investment                                                     166,667                -
Equity investment in related party                                    500,000                -
Due from related party                                                110,000                -
Other assets                                                           40,010           45,620
                                                                -------------    -------------
       Total assets                                             $  27,564,675    $  17,935,816
                                                                -------------    -------------
                                                                -------------    -------------


                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                    $  2,398,301       $  836,534
     Allowance for product returns                                    277,991           62,400
     Clinical trials accrual                                           89,973          205,620
     Accrued compensation and related expenses                        167,876          290,350
     Due to related parties                                                 -          334,074
     Amount due under asset purchase agreement                        500,000          500,000
                                                                -------------    -------------
       Total current liabilities                                    3,434,141        2,228,978

Stockholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares
      authorized; none outstanding                                          -                -
     Common stock, $.001 par value; 40,000,000 shares
      authorized; 18,634,156 and 16,930,292 shares
      issued and outstanding at September 30, 1997 and
      December 31, 1996, respectively                              54,474,924       40,026,551
     Common stock subscribed                                        5,432,488                -
     Deficit accumulated during the development stage             (35,776,878)     (24,319,713)
                                                                -------------    -------------
       Total stockholders' equity                                  24,130,534       15,706,838
                                                                -------------    -------------
       Total liabilities and stockholders' equity               $  27,564,675    $  17,935,816
                                                                -------------    -------------
                                                                -------------    -------------


       See accompanying notes to condensed consolidated financial statements

                                SUPERGEN, INC.
                        (a development stage company)
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                                                                                 March 1, 1991
                                                                                                                  (inception)
                                                     Three months ended               Nine months ended             through
                                                        September 30,                    September 30,           September 30,
                                                    1997            1996             1997           1996             1997
                                                ------------    -----------      ------------   ------------    --------------
Product sales,net                              $    301,557   $           -     $  1,282,455    $          -    $  1,508,417
Grant revenues                                            -          11,195                -          37,715          37,715
Contract revenues from related party                      -               -                -               -         181,202
                                               ------------   -------------     ------------    ------------    ------------
          Total revenues                            301,557          11,195        1,282,455          37,715       1,727,334

Operating expenses:
     Cost of sales                                  444,889               -        1,221,388               -       1,504,165
     Research and development                     2,275,103       2,294,688        6,733,845       4,330,611      21,985,477
     Sales and marketing                            440,057         263,913        1,231,111         419,858       2,766,950
     General and administrative                     911,499         820,739        2,173,220       1,515,515       5,976,505
     Non-cash charges for acquisition of in-
       process research and development           1,875,000               -        1,875,000               -       6,742,645
                                               ------------   -------------     ------------    ------------    ------------
          Total operating expenses                5,946,548       3,379,340       13,234,564       6,265,984      38,975,742
                                               ------------   -------------     ------------    ------------    ------------
Loss from operations                             (5,644,991)     (3,368,145)     (11,952,109)     (6,228,269)    (37,248,408)

Interest income                                     227,655         247,446          494,944         553,958       1,471,530
                                               ------------   -------------     ------------    ------------    ------------
Net loss                                       $ (5,417,336)  $  (3,120,699)    $(11,457,165)   $ (5,674,311)   $(35,776,878)
                                               ------------   -------------     ------------    ------------    ------------
                                               ------------   -------------     ------------    ------------    ------------

Net loss per share                             $      (0.30)  $       (0.19)    $      (0.66)   $      (0.36)
                                               ------------   -------------     ------------    ------------
                                               ------------   -------------     ------------    ------------
Weighted average shares used
  in net loss per share calculation              18,238,283      16,831,726       17,393,232      15,635,554
                                               ------------   -------------     ------------    ------------
                                               ------------   -------------     ------------    ------------


       See accompanying notes to condensed consolidated financial statements

                                SUPERGEN, INC.
                        (a development stage company)
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                                       March 1, 1991
                                                                                        (inception)
                                                           Nine months ended              through
                                                              September 30,            September 30,
                                                          1997            1996              1997
                                                      ------------    ------------     -------------
Operating activities:
     Net loss                                     $   (11,457,165)  $  (5,674,311)  $  (35,776,878)
     Adjustments to reconcile net
        loss to net cash used in
        operating activities:
           Depreciation and amortization                  375,315          65,314          624,295
           Non-cash charges related to
              acquisition of in-process
              research and development                  1,875,000               -        6,742,645
           Stock options granted to vendors               290,472          83,200          413,672
           Changes in operating assets and
              liabilities:
              Accounts receivable                         (29,841)              -         (212,681)
              Inventories                                 112,495      (1,935,516)      (1,461,456)
              Due from related parties                   (363,780)              -         (363,780)
              Prepaid expenses and other
                 current assets                          (576,168)       (366,348)      (1,116,544)
              Other assets                                  5,610          13,588          (40,010)
              Accounts payable, accrued
                 liabilities and accrued compensation   1,439,293         266,035        2,566,177
              Allowance for product returns               215,591               -          277,991
              Clinical trials accrual                    (115,647)        780,547           89,973
              Due to related parties                     (334,074)              -                -
                                                  ---------------   -------------   --------------
Net cash used in operating activities                  (8,562,899)     (6,767,491)     (28,256,596)
Investing activities:
     Purchase of property, plant and
        equipment                                      (2,300,002)       (307,760)      (2,957,148)
     Acquisition of developed technology                 (150,000)        (70,000)        (220,000)
     Purchase of equity investments                      (666,667)              -         (666,667)
                                                  ---------------   -------------   --------------
Net cash used in investing activities:                 (3,116,669)       (377,760)      (3,843,815)
Financing activities:
     Issuance of common stock and warrants             25,581,589      21,986,859       57,830,550
     Repurchase of common stock                        (7,866,200)              -       (7,866,200)
     Contract research funding from
        affiliated partnerships                                 -               -        2,086,745
                                                  ---------------   -------------   --------------
Net cash provided by financing activities              17,715,389      21,986,859       52,051,095
                                                  ---------------   -------------   --------------
Net increase in cash and cash equivalents               6,035,821      14,841,608       19,950,684
Cash and cash equivalents at beginning of period       13,914,863       1,815,420                -
                                                  ---------------   -------------   --------------
Cash and cash equivalents at end of period        $    19,950,684   $  16,657,028   $   19,950,684
                                                  ---------------   -------------   --------------
                                                  ---------------   -------------   --------------

       See accompanying notes to condensed consolidated financial statements

                                SuperGen, Inc.
                         (a development stage company)
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)

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

2. The accompanying unaudited condensed consolidated financial statements at September 30, 1997 and 1996 and for the three and nine month periods then ended, including the period from inception to date, have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1996. The condensed consolidated financial statements for the three and nine month periods ended September 30, 1997 include the accounts of the Company's wholly-owned Israeli subsidiary, Rubicon Pharmaceuticals, Ltd., which was formed in June, 1996 and is currently inactive. All intercompany transactions and balances have been eliminated. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the interim and inception to date periods presented. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K.

3. Net loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares issuable upon the exercise of outstanding options and warrants to purchase shares of the Company's common stock (using the treasury stock method) are not included in the calculation of the net loss per share because the effect of their inclusion would be anti-dilutive.

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

4. The Company has capitalized its Nipent-Registered Trademark- inventory, which is being manufactured at a company controlled facility, at the lower of cost (first-in, first-out) or market. The Food and Drug Administration (the "FDA") regulates and must approve the manufacturing facility for a pharmaceutical such as Nipent-Registered Trademark-before it may be sold. The realization and classification of the Nipent-Registered Trademark- inventory are not assured as they are dependent upon future events, including manufacturing approval by the FDA and the success of the Company's sales and marketing plans.

5. On August 29, 1997 the Company closed a private placement of unregistered common shares for approximately $9.8 million. The Company issued a total of 888,907 shares for this placement in September 1997 and October 1997.

6. On September 4, 1997, the Company acquired exclusive worldwide rights to a patented anti-cancer compound from the Stehlin Foundation for Cancer Research. The Company paid consideration of 183,458 unregistered shares of its common stock, which was valued at $1,875,000 for accounting purposes and was recorded as a charge for the acquisition of in-process technology. On September 4, 1997, the Company also paid $500,000 in cash as an advance to be applied to future collaborative development payments due under this agreement. Such development expense will be charged to research and development when incurred. In addition to collaborative development payments, this agreement also calls for additional payments in Company common stock upon the achievement of specified milestones and royalties on any product sales.

7. On October 21, 1997, the Company entered into an agreement with Warner-Lambert Company under which SuperGen will exclusively supply Nipent-Registered Trademark- for distribution throughout the world, excluding North America, where SuperGen has the sole marketing rights, and Japan. Under the terms of the agreement, SuperGen will supply Warner-Lambert Company (or its designee) with Nipent-Registered Trademark-, up to a specified quantity per year, at a predetermined price. Pricing for amounts in excess of the specified annual quantity will be subject to negotiation.

8. On November 3, 1997, the Company changed its state of incorporation from California to Delaware. The reincorporation was effected by merging SuperGen California into SuperGen Delaware (the "Merger"). Upon completion of the Merger, SuperGen California ceased to exist and SuperGen Delaware continued to operate the business under the name SuperGen, Inc.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's expectations or beliefs concerning future events and include statements, among others, regarding the need for additional funding to support planned operations and product acquisitions. The Company's actual results may differ materially from the results projected in the forward-looking statements as a result of, among other things, lack of market acceptance of and demand for the Company's products, failure to obtain regulatory approval for product marketing and manufacturing activities, intense price or product competition, failure to sell existing inventories at prices sufficient to cover related costs, unanticipated cash needs, failure to obtain additional financing and other factors set forth below under "Factors Affecting Future Operating Results."

Results of Operations

INCEPTION TO DATE.

From the inception of the Company in 1991 through September 30, 1997 the Company incurred a cumulative net loss of approximately $35.8 million, including non-cash charges of $6.7 million for the acquisition of in-process research and development. The Company expects its operating expenses to increase over the next several years as it expands its research and development and sales and marketing activities to promote Nipent-Registered Trademark- and other planned products. The Company expects to continue to incur significant additional operating losses.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenues were $301,557 in the third quarter of 1997 compared to $11,195 in the same period in 1996. Product sales, which were initiated in the fourth quarter of 1996, were responsible for the increase in revenue over the same period in 1996 and consisted primarily of sales of Nipent-Registered Trademark- acquired from a third party. However, until manufacturing approval is obtained from the FDA, sales of Nipent-Registered Trademark- are limited to acquired inventory. See "Factors Affecting Future Operating Results." Revenue in the third quarter of 1996 consisted of grant revenues.

Research and development expenses for the third quarter of 1997 were $2,275,103, compared to $2,294,688 in the same period in 1996. The slight overall decrease in expense was primarily due to lower contract research and development costs stemming from a reduced level of clinical trials activity in the current quarter. The effect of the reduced level of clinical trials activity was largely offset by startup costs related to the manufacture of Nipent-Registered Trademark- and costs associated with higher headcount and the greater number of research and development projects undertaken in the third quarter of 1997. A non-cash charge of $1,875,000 for the acquisition of in-process technology was also incurred in the current quarter (see note 6 to condensed consolidated financial statements).

Sales and marketing expenses were $440,057 in the third quarter of 1997 compared to $263,913 in the same period in 1996. The increased expense in the third quarter of 1997 was primarily due to payroll and other costs associated with increased staffing levels. The number of sales personnel increased from five to nine between the third quarter of 1996 and the third quarter of 1997 due to the planned re-launch of Nipent-Registered Trademark-in anticipation of FDA approval of the Company's controlled manufacturing facility.

General and Administrative expenses were $911,499 in the third quarter of 1997 compared to $820,739 in the same period in 1996. The slight increase in operating expense was principally due to costs incurred for consulting services pertaining to investor relations and increased staffing levels.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

Total revenues were $1,282,455 in the first nine months of 1997 compared to $37,715 in the first nine months of 1996. Product sales, which were initiated in the fourth quarter of 1996, were responsible for the increase in revenue over the same period in 1996. Product revenues in the first nine months of 1997 consisted primarily of sales of Nipent-Registered Trademark-acquired from a third party. However, until manufacturing approval is obtained from the FDA, sales of Nipent-Registered Trademark- are limited to acquired inventory. See "Factors Affecting Future Operating Results."

Research and development expenses for the first nine months of 1997 were $6,733,845 compared to $4,330,611 in the same period in 1996. The principal reasons for the increased expense in 1997 were charges for the acquisition of in-process technology of $831,000 incurred in the first quarter related to the acquisition of etoposide, a charge of $400,000 incurred in the second quarter related to a supply agreement for paclitaxel and startup costs incurred in the third quarter related to the manufacture of Nipent-Registered Trademark-. Costs associated with higher headcount and research and development activity levels also contributed to the greater expense in 1997 as did increased legal and facilities costs and quantities of bulk drugs used for product research. These increases in operating expenses were partially offset by an decrease in contract research and development costs stemming from a reduced level of clinical trials activity in 1997 compared to the prior year. A non-cash charge of $1,875,000 for the acquisition of in-process technology was also incurred in the third quarter of 1997 (see note 6 to condensed consolidated financial statements).

Sales and marketing expenses were $1,231,111 in the first nine months of 1997 compared to $419,858 in the same period in 1996. The Company commenced product sales in the fourth quarter of 1996, therefore, sales and marketing expenses incurred in the first nine months of 1996 were relatively modest. The increase in expense in the first nine months of 1997 was primarily due to payroll and other costs associated with increased levels of staffing. Costs of promotional materials, sales-related services and sales and marketing facilities were also greater in the first nine months of 1997 compared to the same period last year.

General and Administrative expenses were $2,173,220 in the first nine months of 1997 compared to $1,515,515 in the same period in 1996. The increase was largely due to the greater administrative support needed for the increased activities in both research and development and sales and marketing. Payroll costs were higher in 1997 due to increased headcount in the areas of administration, finance and investor relations. Costs for service providers were higher in 1997 primarily due to increased investor relations activity following the Company's initial public offering in March 1996. Legal costs were also higher in 1997 due primarily to legal and other costs associated with the Company's first annual report and proxy statement.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private equity sales totaling $10.4 million, contract research funding of $2.1 million from research and development agreements with its Affiliated Partnerships, net proceeds of $21.5 million from the sale of Common Stock and Warrants in its initial public offering in March 1996 and private placements of $25.1 million in common stock in the second and third quarters of 1997. Through September 30, 1997, the Company had incurred a cumulative net loss of $35.8 million, of which $6.7 million related to non-cash charges to operations for the acquisition of in-process research and development.

The Company's cash and cash equivalents were $13.9 million at December 31, 1996 and $19.9 million at September 30, 1997. The net cash increase of $6.0 million in the first nine months of 1997 was principally due to proceeds from both the July 1997 private placement of $15.3 million and the August 1997 private placement of $9.8 million. These cash inflows were partially offset by the net loss for the first nine months of 1997 of $11.5 million, the repurchase of shares of common stock from Israel Chemicals Ltd. totaling $7.9 million, expenditures on new production and laboratory facilities, and acquisitions of equity investments and developed technology.

The Company believes that its current cash and cash equivalents will satisfy its budgeted cash requirements for approximately the next eighteen months, based on its current operating plan. The Company is continuing to actively consider the acquisition of products and product candidates which would require significant financial commitments. The Company may seek additional funding through public or private financings or collaborative or other arrangements with third parties. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds will be available on acceptable terms, if at all. See "Factors Affecting Future Operating Results".

                   FACTORS AFFECTING FUTURE OPERATING RESULTS

The future operating results of the Company are highly uncertain, and the following factors should be carefully reviewed in addition to the other information contained in this quarterly report on Form 10-Q.

The Company has incurred losses in every fiscal period and expects to continue to incur significant operating losses. The Company acquired the right to distribute four anti-cancer products in the third quarter of 1996 and product sales commenced in October 1996. The Company acquired inventory and manufacturing and distribution rights to a fifth anti-cancer product and commenced sales of that product in the first quarter of 1997. However, there can be no assurance that product sales will exceed the related product and selling expenses due to intense competition and significant selling price and gross margin decline of drugs such as etoposide. In addition, the Company currently has a limited approved supply of the products it is marketing, including Nipent-Registered Trademark-. While the Company is seeking FDA approval of its manufacturing facility to provide adequate supplies to meet market demand, there is no assurance that the Company will be able to replenish its supplies on a timely basis. Failure to do so would materially adversely affect the Company's results of operations. Also, there is no assurance that any of the Company's proprietary products will ever be successfully developed, receive and maintain required governmental regulatory approvals, become commercially viable or achieve market acceptance.

The Company has only limited experience in manufacturing and procuring products in commercial quantities, selling pharmaceutical products and negotiating, setting up or maintaining strategic relationships and conducting clinical trials and other late stage phases of the regulatory approval process. There can be no assurance that the Company will successfully engage in any of these activities.

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

The Company faces numerous other risks in the operation of its business, including, but not limited to, protecting its proprietary technology and trade secrets and not infringing those of others; attaining market acceptance and a competitive advantage; entering into agreements with others to source, manufacture, market and sell its products; obtaining required governmental approval for manufacturing and marketing its products; attracting and retaining key personnel in research and development, manufacturing, marketing, sales and other operational areas; managing growth, if any; and avoiding potential claims by others in such areas as product liability and environmental matters. In addition, competition in the pharmaceutical industry is intense, and price competition for generic products is particularly intense. For example, the prices for etoposide have decreased significantly in 1997 due to increased competition.

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


Item 6.   Exhibits and Reports on Form 8-K

  (a)   Exhibit No.

           27     Financial Data Schedule - electronic filing only


  (b) During the third quarter of 1997 the Company filed a Form 8-K dated July 2, 1997. The Form 8-K described an agreement with an investment entity owned by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, to purchase approximately $15 million of SuperGen common stock in a private placement for $9.00 per share, with the right to purchase up to approximately $8 million of common stock at the same price until the end of January 1998. The terms of the agreement include warrants to purchase additional shares of common stock, for up to approximately $17 million at $13.50 per share.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SuperGen, Inc.

Date  November 12, 1997                 By    /s/  Joseph Rubinfeld
      -----------------                   ---------------------------------
                                              Joseph Rubinfeld, Ph.D.
                                        Chief Executive Officer, President,
                                        Chief Scientific Officer and Director
                                        (Principal Executive Officer)


Date   November 12, 1997                By    /s/  Henry C. Settle, Jr.
      -----------------                   ---------------------------------
                                                Henry C. Settle, Jr.
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX OF EXHIBITS


The following exhibits are included herein:

       27  Financial Data Schedule - electronic filing only.