Form 10-K
period 1997-12-31
SUPERGEN INC
filed 1998-03-19
CIK 919722

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

                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF
           1934.

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

         DELAWARE                 91-1841574
      (State or other            (IRS Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

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

                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 6, 1998) was approximately $182,585,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 6, 1998 was 20,261,463.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 7, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    THIS "ITEM--1 BUSINESS" AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS, FILING FOR AND RECEIVING REGULATORY APPROVALS, ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES, SOURCING OF BULK GENERICS AND THE MANUFACTURING OF FINISHED PRODUCTS, ANTICIPATING THE MARKET OPPORTUNITIES FOR ITS EXTRA AND PROPRIETARY PRODUCTS, MARKETING CURRENT AND PROPOSED PRODUCTS TO HOSPITAL BUYING GROUPS AND OTHERS, DEVELOPING DISTRIBUTOR RELATIONSHIPS, FORMING STRATEGIC MARKETING RELATIONSHIPS, INCURRING OPERATING LOSSES AND REQUIRING ADDITIONAL CAPITAL, REDUCING COSTS PER UNIT AND INCURRING CAPITAL EXPENDITURES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS, LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS, INTENSE PRICE OR PRODUCT COMPETITION, LACK OF AVAILABLE SUPPLY OF BULK GENERICS, FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS, FAILURE TO OBTAIN ADDITIONAL FINANCING AND OTHER FACTORS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    SuperGen, Inc. (the "Company" or "SuperGen") is an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of products for the treatment of life-threatening diseases, particularly cancer. The Company's primary oncology programs target leukemias and lymphomas, solid tumors and the development of the Company's proprietary Extra technology (its enhanced line of already established anticancer drugs). SuperGen also seeks to expand its portfolio of anticancer drugs through the acquisition of products and product candidates that complement its portfolio and provide the Company with market opportunities. The Company also has non-oncology programs in the large market areas of anemias and other blood cell disorders, obesity/diabetes and certain autoimmune diseases. The Company intends to seek partnership opportunities in these areas. A key element of the Company's strategy is to identify, acquire and develop pharmaceutical products in the later stages of development. The Company believes this strategy will shorten the research and development cycle and thereby minimize the time, expense and technical risk associated with drug development.

    Beginning in late 1996 and throughout 1997, the Company actively marketed several pharmaceutical products. A substantial portion of 1997 sales related to Nipent-Registered Trademark- (pentostatin for injection), the Company's proprietary drug, which was acquired in 1996 along with all North American rights and is indicated for the treatment of Hairy Cell Leukemia. In December 1997, the Company received governmental approval to sell Nipent-Registered Trademark- manufactured under its own Supplemental New Drug Application. The remainder of sales related to several generic products purchased in 1997 and 1996. Sales of those generic products are not expected to be significant in 1998 and beyond.

    In September 1997, the Company acquired exclusive worldwide rights to a patented anticancer compound (RFS 2000), which is currently in Phase II human trials for pancreatic cancer, the fifth leading cause of cancer death. It has also shown activity against an array of solid tumors in animal and initial human studies with a favorable side effect profile. At the end of 1997, SuperGen filed for governmental approval for its first Extra product, Mito Extra. It intends to file for approval for several other of its Extra and generic anticancer products over the next several years. The Company has also continued to develop a proprietary blood cell disorder product for the treatment of aplastic anemia (and other anemias associated with chemotherapy, radiotherapy, and renal failure). SuperGen's proprietary obesity/diabetes pill, which has shown promise in early preclinical and human studies, is currently in Phase II clinical trials for a genetic disorder leading to chronic obesity and is expanding into multi-center Phase I/II trials for Type II diabetes. To date, the Company has received Orphan Drug Designations for its aplastic anemia agent and obesity pill in the treatment of a genetic disorder leading to chronic obesity. The Company has also received a grant from the U.S. government for aplastic anemia clinical trials.

    The Company was founded in March 1991. Its corporate headquarters are located at Two Annabel Lane, Suite 220, San Ramon, CA 94583.

THE DRUG DEVELOPMENT AND APPROVAL PROCESS

    NEW DRUG DEVELOPMENT AND APPROVAL PROCESS. SuperGen's fundamental strategy is to identify, acquire and develop pharmaceutical products in the later stages of development to shorten the research and development cycle and thereby minimize the time, expense and technical risk associated with drug development.

    The U.S. system of new drug approvals is the most rigorous in the world. It costs an average of $500 million and takes an average of 12 years from discovery of a compound to bring a single new pharmaceutical to market. Only approximately one in 1,000 compounds that enter the preclinical testing stage eventually makes it to human testing, and only one-fifth of those are ultimately approved for commercialization. Yet, in recent years, societal and governmental pressures have created the expectation that drug discovery and development costs can be reduced without sacrificing safety, efficacy and innovation. The need to significantly improve or provide alternative strategies for successful pharmaceutical discovery, research and development remains a major health care industry challenge.

    The following chart(1) illustrates the typical stages of the new drug development and approval process:

                                  [GRAPH]

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

    INVESTIGATIONAL NEW DRUG APPLICATION (IND). During the preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if the FDA does not reject it within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. In addition, the IND must be reviewed and approved by an Institutional Review Board comprised of physicians at the hospital or clinic where the proposed studies will be conducted. Progress reports on detailing the results of the clinical trials must be submitted at least annually to the FDA.

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

    PHASE I CLINICAL TRIALS. After an IND becomes effective, Phase I human clinical trials can begin. These tests, involving usually between 20 and 80 healthy volunteers, typically take approximately one year to complete. The tests study a drug's safety profile, including the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. Phase I trials are normally not conducted for anticancer product candidates.

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

    NEW DRUG APPLICATION (NDA). After the completion of all three clinical trial phases, the Company analyzes the data and, if the data indicates that the drug is safe and effective, files an NDA with the FDA. The NDA must contain all of the information on the drug that the company has gathered to date, including the data from the clinical trials. NDAs are often over 100,000 pages in length. The average NDA review time for new pharmaceuticals approved in 1997 was 17 months.

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

    EXTRA AND GENERIC DRUG DEVELOPMENT.

    EXTRA DRUGS. The Company believes that development of enhanced formulations of anticancer drugs (e.g. where the formulation is improved from a powder to a liquid form or more soluble form) using the Company's patented technology will be significantly abbreviated from that of a new drug.

    GENERIC DRUGS. The development of a generic drug is also significantly abbreviated from that of a new drug and the approval process may begin once all applicable patents for a particular drug expire. For each generic drug, the Company must obtain FDA approval for the active ingredient of the generic drug (the "bulk source") and the final formulation ("Marketing Approval"). The entire approval process takes approximately 36 months.

STRATEGY

    SuperGen's objective is to become a leading supplier of oncology therapies as well as pharmaceuticals for other serious diseases, such as blood cell disorders, obesity and diabetes. The Company focuses its product development efforts where the Company believes there are significant market opportunities, as well as in smaller niche markets where the Company believes there is limited competition, such as in certain anticancer drug markets. The Company seeks to develop a diversified offering within its focused oncology market, including Extra and proprietary drugs, and seeks to implement a staged strategy for bringing other oncology products to market, such as immunotherapies and vaccines, photodynamic therapy, new biotechnology-based drugs, diagnostic agents and prophylaxis. The Company believes that the commercialization of its acquired anticancer products, such as Nipent-Registered Trademark-, is assisting the Company in developing its reputation and presence in the market while it continues to develop its Extra and other proprietary products, which have a longer development cycle but may offer the Company a more significant market opportunity. Generic drugs will only be pursued if they offer access to large markets or can serve as an initial step in the application of the Company's Extra technology.

    A key element of the Company's strategy is to identify, acquire and develop pharmaceutical products in the later stages of development to shorten the research and development cycle and thereby minimize the time, expense and technical risk associated with drug development. The Company believes that this approach differs from that adopted by most pharmaceutical and biomedical companies. Instead of engaging in pure discovery research to obtain lead compounds, the Company licenses or acquires the rights to compounds typically at the late preclinical or early stage of clinical development that have shown efficacy in humans or in an animal model relevant to a particular clinical disease. The Company then seeks to enhance and complete the product development and bring the product to market. In its Extra and generic drug development program, the Company targets and develops products, usually off-patent, that have already been commercialized by others but nevertheless offer the Company attractive market opportunities. The Company also seeks to acquire rights from third parties to products which have already been fully developed, FDA approved and marketed by such third parties but which the Company believes have strong market positions or potential. The Company has targeted Orphan Drug indications for initial development in its oncology, anemia and obesity platforms. In the areas of anemia and obesity, the Company will explore partnership opportunities when it feels it has built enough value into the programs to maximize the return on its expenditures. The Company believes that its approach minimizes the significant financial investment required by pure discovery research and reduces the risk of failure in developing a commercially viable product.

    The Company has a highly experienced management team and maintains an operation focused primarily on product development and clinical registration. In late 1997, the Company established the SuperGen Pharmaceutical Research Institute near its corporate headquarters, where it expects to conduct much of the management of the preclinical, product development and regulatory functions. The Company currently outsources its manufacturing to avoid the high fixed costs of plant and a large manufacturing staff, while maintaining its own proprietary manufacturing process. The Company has established a skilled sales and marketing organization, which is being expanded as products are brought to market. The Company contracts its inventory control function to an established third party who handles warehousing, shipping, invoicing and product delivery. The Company believes that this operating strategy enables it to keep its costs relatively low while maintaining high technical and operational standards.

PRODUCTS AND PRODUCTS IN DEVELOPMENT

    The Company's current products and its products in development include its proprietary oncology drugs, Extra and generic oncology drugs, and proprietary compounds for blood cell disorders, obesity/ diabetes and certain autoimmune diseases. Each of such products and potential products is described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Operating Results."

                 SUPERGEN PRODUCTS AND PRODUCTS IN DEVELOPMENT

ONCOLOGY PRODUCTS AND PRODUCTS IN DEVELOPMENT

           DRUG                  INDICATIONS/POTENTIAL INDICATIONS                       STATUS
---------------------------  -----------------------------------------  -----------------------------------------
PROPRIETARY COMPOUNDS

Nipent-Registered            Hairy Cell Leukemia                        Currently marketed in the United States
Trademark-

Nipent-Registered            Cutaneous T-cell lymphoma, chronic         Clinical studies underway to enable
Trademark-                   lymphocytic leukemia, non-Hodgkin's        filing of NDA supplements
                             lymphoma, prolymphocytic leukemia

RFS 2000                     Pancreatic cancer and other solid tumors   Sourcing obtained; Phase II studies in
                                                                        progress

EXTRA TECHNOLOGY

Mito Extra                   Gastric, pancreatic, breast, lung and      Bulk source approved; NDA filed in 1997;
                             colorectal cancer                          Awaiting FDA response

Nipent-Registered            Hairy Cell Leukemia, cutaneous             Approved source owned; Formulation
Trademark- Extra             T-cell leukemia, chronic lymphocytic       development in progress; Preclinical
                             leukemia, non-Hodgkin's lymphoma,          testing initiated in 1997
                             prolymphocytic leukemia

Paxo Extra (paclitaxel)      Various solid tumors                       Bulk source located but not approved;
                                                                        Preliminary formulation under evaluation

Etoposide Extra              Refractory testicular tumors, small cell   Approved bulk source and generic NDA
                             lung cancer                                obtained; Formulation in progress;
                                                                        Preclinical testing to be initiated upon
                                                                        completion of formulation

Dauno Extra                  Leukemia                                   Bulk source approved; Formulation
                                                                        development completed; Preclinical
                                                                        testing in progress

Cisplatin Extra              Testicular tumors, ovarian tumors,         Bulk source identified; Formulation
                             advanced bladder cancer                    development in progress; Preclinical
                                                                        testing to be initiated upon completion
                                                                        of formulation development

GENERIC DRUGS

Mitomycin                    Gastric, pancreatic, breast, lung and      Bulk source approved; Awaiting Marketing
                             colorectal cancer                          Approval from the FDA

Bleomycin                    Head and neck cancer, Hodgkin's disease,   Bulk source identified; Evaluation
                             reticulum cell sarcoma, lymphosarcoma,     on-going
                             testicular cancer

           DRUG                  INDICATIONS/POTENTIAL INDICATIONS                       STATUS
---------------------------  -----------------------------------------  -----------------------------------------
Paclitaxel                   Various solid tumors                       Bulk source located but not approved;
(Taxol-Registered                                                       Formulation stability studies on selected
Trademark-)                                                             formulations in progress

Daunorubicin                 Leukemia                                   Bulk source approved; Formulation
                                                                        stability study in progress

NON-ONCOLOGY PROPRIETARY PRODUCTS IN DEVELOPMENT

           DRUG                        POTENTIAL INDICATIONS                             STATUS
---------------------------  -----------------------------------------  -----------------------------------------

RF 1010                      Aplastic anemia and other blood cell       Currently in Phase I/II studies; Received
                             disorders                                  Orphan Drug Designation and grant

RF 1051                      Prader-Willi Syndrome (chronic genetic     Currently in Phase II studies with
                             obesity), General obesity                  patients

RF 1051                      Type II Diabetes                           Protocol designed; centers being
                                                                        identified and patients enrolled in
                                                                        multi-center Phase I/II studies

Nipent-Registered            Various autoimmune diseases, including     Currently in early phases of initiating
Trademark-                   graft-versus-host disease and refractory   clinical trials
                             rheumatoid arthritis

PROPRIETARY ONCOLOGY COMPOUNDS

    NIPENT-REGISTERED TRADEMARK-. The Company has North American marketing rights for its proprietary anticancer product, Nipent-Registered Trademark- (pentostatin for injection), which in 1997 had U. S. sales of approximately $1,475,000. Nipent-Registered Trademark-currently is indicated for the treatment of Hairy Cell Leukemia. In 1997, U.S. sales of products used to treat this disease were approximately $15 million.(1) SuperGen's sales of Nipent-Registered Trademark- in 1997 and 1996 were constrained by the limited finished goods inventory obtained when the Company acquired North American rights to the drug, along with bulk crude concentrate inventory, in 1996. In 1997 the Company entered into a supply agreement pursuant to which an unrelated company will purchase from the Company the total requirements for sales outside North America for seven years. It is expected that shipments under the supply agreement will commence in 1998.

    In December 1997, the Company received approval from the FDA to sell its own commercially manufactured Nipent-Registered Trademark-. The Company believes this approval will enable it to produce sufficient product to both actively promote sales of Nipent-Registered Trademark- as well as commence clinical trials for other indications in both oncology and non-oncology fields. In oncology, the Company will initially pursue treatments for lymphatic malignancies and disorders, such as cutaneous T-cell lymphoma (CTCL), chronic lymphocytic leukemia (CLL) (for which the Company has Orphan Drug Designation), non-Hodgkin's lymphoma (NHL) and prolymphocytic leukemia (PLL). The U.S. market for these diseases is estimated to be $65 million, $65 million, $80 million and $10 million, respectively.

    RFS 2000. In September 1997, the Company acquired the exclusive worldwide rights to this patented anticancer compound. RFS 2000 is a topoisomerase I inhibitor and patented analogue of camptothecin,

------------------------

(1) Unless otherwise indicated, product sales and market size information cited in this Report consist of data provided by IMS.

the active drug extracted from the CAMPTOTHECA ACUMINATA tree. The Company believes that this is a platform drug for leadership in the treatment of a broad array of solid tumors. The Company is seeking rapid development and approval of the drug for pancreatic cancer, for which current treatment options are limited and for which the Company has Orphan Drug Designation. Pancreatic cancer is the fifth leading cause of cancer death, with both an incidence and death rate of about 29,000 individuals per year, and the current U.S. market for products used to treat the disease is estimated to be in excess of $100 million. Median survival for patients with advanced disease is only a few months. Preliminary results using RFS 2000 so far show a favorable comparison with historical data in quality of life, survival data and tumor size, and the Company has commenced Phase II trials and intends to rapidly begin conducting them on a multi-center basis. RFS 2000 has also shown activity in more than 30 human and animal tumor models in indications such as breast, lung, colorectal, ovarian and prostate, all of which represent significant market opportunities. In studies to date, none of the cardiac, pulmonary, hepatic or renal toxicities that limit the acute and/or chronic dosages of most chemotherapeutics have been observed, and some early studies suggest RFS 2000 could be used to treat cancer on a chronic rather than acute basis. The side effects that have been observed to date are mild to moderate hematological toxicities, low-grade cystitis, infrequent and mild hair loss and gastrointestinal disorder. Finally, RFS 2000 is an oral drug where patients can be dosed at home on a 5-days on and 2-days off basis.

EXTRA AND GENERIC ANTICANCER DRUGS.

    EXTRA ANTICANCER DRUGS. The Company has developed applications for its "Extra" complexation technology which it believes significantly improves the safety profile and handling characteristics of certain anticancer drugs currently on the market (the "Extra technology"). Many anticancer generic drugs are available only in a powder form and have to be mixed and dissolved in the correct liquid prior to administration. The Company's Extra technology is designed to produce a ready-to-inject, stable solution. The ready-to-inject stable solution not only increases the ease of administration and saves time by eliminating the mixing procedure, but also increases the safety for the person administering the dose by minimizing the risk of exposure to the drug. Moreover, the Company believes that certain of its ready-to-inject stable solutions have a significantly longer shelf-life at room-temperature than the mixed solution and can potentially be administered from a multidose vial.

    In addition, the Company believes that its Extra technology may increase the safety of certain existing anticancer drugs by minimizing the problem of ulceration associated with extravasation without altering potency or activity. Extravasation is accidental leakage of the drug into a patient's muscle or skin from a blood vessel. Many existing anticancer pharmaceuticals, including those under development by the Company, are potent toxins and cause serious ulceration if extravasated. The resulting damage can be extensive and can require plastic surgery to repair. Furthermore, because of the decrease in the ulceration risk, the Company believes that its Extra technology can be expanded to apply to many cancer drugs which, due to their toxicity, currently cannot be administered locally. Such applications include intravesical application in bladder cancer, intraperitoneal application in ovarian and other cancers, intraprostate, intracranial application for brain tumors, and intraarterial applications for tumors accessible by the circulatory route. As a result, the Company believes that its Extra products may have a significant competitive advantage over their established counterparts currently on the market.

    The Company has filed an application for worldwide patent protection for its anticancer Extra technology and in February 1997 was issued its Extra patent in the U.S. In addition, the Company has licensed the rights to the excipient used for the Extra technology from certain third parties. At the time the Company acquired the licenses to this excipient, the excipient was in its later stages of development and had already undergone extensive animal toxicology and human testing in areas other than anticancer drugs. Current product targets include Mito Extra, Nipent-Registered Trademark- (pentostatin) Extra, Paxo Extra (paclitaxel), Etoposide Extra, Dauno Extra (daunorubicin) and Cisplatin Extra.

    MITO EXTRA. The Company filed an NDA for Mito Extra in December 1997, which was accepted by the FDA in early 1998. The Company believes it will receive a response from the FDA before the end of 1998.

    Mitomycin is currently available commercially in powder form and is indicated for the treatment of gastric, pancreatic, breast, lung and colorectal cancer. Estimated sales of mitomycin in the U.S. were $21 million in 1997 and $29 million in 1996. The patent for mitomycin expired in 1987 and, as of December 31, 1997, only two generic versions of mitomycin had been approved for commercial sale in addition to the original version produced by Bristol-Myers Squibb Company ("Bristol-Myers Squibb").

    NIPENT EXTRA. Pentostatin (Nipent-Registered Trademark-) is indicated to treat HCL and has a potential application to treat CLL and other lymphatic malignancies. The Company believes that there is a potential for expanded oncology markets and for non-oncology markets and intends to initiate preclinical studies with Nipent Extra.

    PAXO EXTRA. Paclitaxel (Taxol-Registered Trademark-) is indicated to treat ovarian and other solid tumors and is being used experimentally to treat numerous cancers. It is the fastest growing anticancer agent, with sales in the U.S. of approximately $570 million in 1997 and $400 million in 1996. The current paclitaxel formulation has numerous problems because the Cremophor-Registered Trademark- EL solvent used for the injection concentrate causes hypersensitivity reactions, leaching of plasticizer from PVC infusion bags, haziness of diluted solutions and the need for in-line filters. The Company believes that its potential Paxo Extra product would reduce these problems. In addition, enhanced solubility in aqueous solutions could expand the market to direct application and create new therapy markets. In 1997 the Company secured a source of bulk paclitaxel, although the manufacturer has not yet received governmental approval. The Company intends to file an NDA with the FDA relating to its potential Paxo Extra. However, the timing of all paclitaxel filings will be dependent on the resolution of issues pertaining to the use patent for the underlying drug, Taxol-Registered Trademark-. The original period of exclusivity for Taxol-Registered Trademark- expired in December 1997. Although other companies may challenge the additional use patent protection, there can be no assurance that they will prevail. Failure to resolve this issue may significantly limit, and perhaps prevent, the Company's ability to compete in this marketplace.

    ETOPOSIDE EXTRA. Etoposide has a wide application against refractory testicular tumors and small cell lung cancer. Sales of etoposide in the U.S. were estimated to be $25 million in 1997 and $50 million in 1996. There are currently six generic versions of etoposide that have been approved for commercial sale, in addition to the original version produced by Bristol-Myers Squibb. Generic formulations of etoposide have limited stability and limited solubility. Etoposide Extra formulations would decrease such limitations. Formulation and preclinical evaluation are currently in progress, and it is anticipated that an NDA will be filed for this formulation.

    DAUNO EXTRA. Daunorubicin is indicated to treat acute leukemia. Sales of daunorubicin in the U.S. were estimated to be approximately $10 million in both 1997 and 1996. Daunorubicin is currently sold in powder form only. The Company believes that daunorubicin represents a niche market with limited competition from large pharmaceutical companies due to its relatively small market size. However, the Company believes the use of daunorubicin may increase substantially in the future, as recent experimental studies suggest that daunorubicin may be used in an increasing number of combination drug protocols treating a number of cancers. The Company has commenced preclinical testing for its potential Dauno Extra product and expects to file an NDA with the FDA.

    CISPLATIN EXTRA. Cisplatin is indicated for the treatment of metastatic testicular tumors, metastatic ovarian tumors and advanced bladder cancer. Sales of cisplatin in the U.S. were estimated to be approximately $106 million in 1997 and $120 million in 1996. Bristol-Myers Squibbs' patent for cisplatin expired in December 1996, but it has been granted an additional patent. The Company intends to file an NDA with the FDA relating to its potential Cisplatin Extra. The timing of all cisplatin filings will be dependent on the resolution of issues pertaining to the patent. Failure to resolve this issue may significantly limit, and perhaps prevent, the Company's ability to compete in this marketplace.

    OTHER EXTRA PRODUCTS. The Company currently intends to develop other Extra products to complement its anticancer product portfolio. The Company continues to research other applications to use its Extra technology to enhance existing anticancer drugs.

    GENERIC ANTICANCER DRUGS. The Company's strategy is to enter the pharmaceutical marketplace as rapidly as possible to establish a reputation and presence in the oncology field, gain manufacturing and regulatory experience, hire a sales force and thereby move quickly towards becoming a fully operational company while it continues to develop its Extra and proprietary products. Initially, the Company felt that the quickest way to achieve the goal of early commercialization was to develop or acquire generic products. However, with the Company's acquisition of Nipent-Registered Trademark- and other proprietary compounds and the severe decreases in total sales that have occurred with certain generic products, the benefits of developing generic products have been substantially reduced. The Company believes that the total estimated U.S. sales for mitomycin, bleomycin, etoposide, cisplatin and certain other proposed generic products have decreased over the last few years due to increased competition and that sales for these generics (as well as other of its originally proposed generic products) may continue to decrease as a result of competitive factors, including reductions in the per unit sales price, the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies.

    Therefore, the Company currently intends to limit its development of generic products to those that it feels either require minimal effort to submit an NDA and obtain marketing clearance or that offer significant market opportunities.

    The Company's generic drugs currently under development are as follows:

    MITOMYCIN. Mitomycin, with estimated sales in the U.S. of approximately $21 million in 1997 and $29 million in 1996, has primary indications in gastric and pancreatic carcinoma and medically accepted indications in breast, lung and colorectal cancer. The patent for mitomycin expired in 1987, and as of December 31, 1997, only two generic versions of mitomycin had been approved for commercial sale in addition to the original version produced by Bristol-Myers Squibb. The Company expects to receive Marketing Approval on its generic version of mitomycin in 1998.

    BLEOMYCIN. Bleomycin is indicated for the treatment of head and neck cancer, Hodgkin's disease, reticulum cell sarcoma, lymphosarcoma and testicular cancer. Sales of bleomycin in the U.S. were estimated to be approximately $30 million in 1997 and $41 million in 1996. The patent for bleomycin expired in 1989. Only one generic version of bleomycin has been approved for commercial sale to date. The Company has a generic version of bleomycin currently under development and expects to file an ANDA.

    PACLITAXEL (TAXOL-REGISTERED TRADEMARK-). Paclitaxel (Taxol-Registered Trademark-), which is indicated for the treatment of a variety of solid tumors, is currently the most successful anticancer drug, with sales in the U.S. of approximately $570 million in 1997 and $400 million in 1996. The Company expects to file for Marketing Approval for its generic version of paclitaxel (Taxol-Registered Trademark-). However, the timing of all paclitaxel filings will be dependent on the resolution of issues pertaining to the use patent for the drug. The original period of exclusivity for paclitaxel (Taxol-Registered Trademark-) expired in December 1997. Although other companies may challenge the additional use patent protection, there can be no assurance that they will prevail. Failure to resolve this issue may significantly limit, and perhaps prevent, the Company's ability to compete in this marketplace.

    DAUNORUBICIN. Daunorubicin is indicated to treat acute leukemia. Sales in the U.S. were estimated to be approximately $10 million in both 1997 and 1996. The Company has a generic version of daunorubicin under development and expects to file for Marketing Approval.

    OTHER ANTICANCER PRODUCTS

    The Company believes that the acquisition of inventory, know-how and/or other rights to anticancer products which have already been commercialized offers the Company market opportunities while assisting it to develop its reputation and presence in the market.

NON-ONCOLOGY PROPRIETARY PRODUCTS

    ANEMIAS

    RF 1010. The Company is developing a series of proprietary products to treat various forms of anemia and neutropenia, which are the destruction of red and white blood cells, respectively. These weaken the immune system, leaving patients susceptible to infection that could result in serious illness or death. The blood cell disorders targeted by the Company frequently result from a severe insult (such as pesticide or radiation poisoning); from treatment with existing anticancer therapies, including chemotherapy and radiation; and from renal failure. The Company believes that its products under development may have improved therapeutic benefits relative to existing drugs available commercially, and may be used in conjunction with existing drugs or, in certain cases, may replace existing drugs.

    The Company acquired the rights to the compounds (together with eight associated patents) relating to its blood cell disorder agents in 1992 from a privately-held company after the compounds had undergone extensive preclinical laboratory and animal tests and a successful efficacy trial unrelated to blood cell disorders under a Physician's IND. The Company then refocused development of the compounds on the treatment of blood cell disorders, continued extensive testing of the compounds, and obtained Company-sponsored INDs for aplastic anemia, chronic renal dysfunction, as well as for chemotherapy and radioprotection. The Company is conducting Phase I/II clinical trials for each of these potential indications, and received an Orphan Drug Designation from the FDA in November 1995 for its aplastic anemia agent, RF1010, which it considers its lead product in this area.

    OBESITY AND DIABETES

    RF 1051. Obesity is a disorder with significant mortality and morbidity due to heart, joint or respiratory problems. The U.S. Department of Health and Human Services has estimated that 36 million U.S. adults are defined as obese and that effective prevention of obesity could save up to $50 billion annually. The Company is developing a proprietary product in pill form for the treatment of obesity. Most obesity drugs depend on suppressing appetite or on stimulating increased metabolic activity by amphetamine-like activity, and some users regain weight and develop severe complications. The Company believes that its product may cause the body to store less fat or use more fat to produce energy in the presence of the product.

    In studies with genetically obese mice, diabetic mice, and a group of 17 obese humans, subjects that were given the Company's obesity pill lost more weight than the related control groups that received a placebo. The human group maintained such weight loss over an extended period (ten weeks) and experienced no adverse side effects. Phase I/II clinical studies continue for related genetic diseases in which the major cause of morbidity and mortality is massive obesity. The Company has received Orphan Drug Designation for RF 1051 in the treatment of Prader-Willi Syndrome, a type of genetic obesity. Initial studies also indicate that there is an inverse correlation between the body mass index of a person and the amount of RF 1051 that is present.

    While the results of the Company's clinical studies were consistent with its expectations, the Company believes that the highly publicized problems with other obesity drugs during 1997 have significantly raised the regulatory hurdles for drugs targeting general obesity. As RF 1051 appears to work in diabetic mouse models as well as obese mouse models, and a direct correlation has been shown between RF 1051 administration and reduced blood sugar levels, SuperGen is expanding into multi-center Phase I/II trials in Type II diabetes, which the Company believes has a more easily defined clinical endpoint for studies.

    AUTOIMMUNE DISEASES

    NIPENT-REGISTERED TRADEMARK-. The non-oncology targets are various autoimmune diseases, including graft-versus-host disease and refractory rheumatoid arthritis. The U.S. markets for graft-versus-host disease and refractory rheumatoid arthritis are estimated at $500 million and $1 billion, respectively. The Company currently is in the early phases of initiating clinical trials in each of these indications.

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

MANUFACTURING

    The Company currently outsources its manufacturing for Nipent-Registered Trademark-, RFS 2000, RF 1010, and RF 1051, as well as the bulk generics used in the Extra and generic compounds, under agreements with U.S. and foreign suppliers and expects to continue to outsource manufacturing. In December 1997, the Company received approval from the FDA to commercially manufacture Nipent-Registered Trademark- at its designated vendor's manufacturing site utilizing the Company's proprietary manufacturing process. The Company believes it owns sufficient bulk inventory for the manufacture of Nipent-Registered Trademark- to meet its clinical and commercial needs for the foreseeable future.

    Before production of other proprietary compounds or bulk generics can commence, the manufacturer must be deemed acceptable by the FDA under the current Good Manufacturing Practices standards. Once a proprietary compound or bulk generic is manufactured in an FDA approved facility, it is sent to one or more domestic manufacturers that process it into the finished proprietary, Extra, or generic formulations of the Company's compounds. The Company's finished proprietary, Extra and generic products will then be shipped to an outside vendor for distribution to the Company's customers upon FDA marketing approval. The Company has also entered into agreements with a domestic entity for the future production of certain of its bulk generics as well as the initial production of its finished cytotoxic agents required for its Extra compounds. The Company has licensed from this manufacturer, on an exclusive basis, proprietary fermentation technology for anticancer agents and has filed an application with the FDA for the production of bulk Mitomycin using this technology. In the future, the Company may adapt its proprietary fermentation technology to produce its other bulk generics. The Company believes its current suppliers will be able to manufacture its proprietary compounds and bulk generics in sufficient quantities and on a timely basis, while maintaining product quality and acceptable manufacturing costs.

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

MARKETING AND SALES

    The Company markets Nipent-Registered Trademark- to hospitals (major cancer centers), private practice oncology clinics, oncology distributors and drug wholesalers. Oncologists/hematologists, oncology nurses and oncology pharmacists are included in each of these classes of customers. The Company markets to approximately 1,700 hospitals, the large majority of which are members of hospital buying groups. The Company has also focused on obtaining winning bids from these groups for generic products since they control a significant majority of the hospital business in the oncology and blood disorder pharmaceutical market. Since acceptance from each buying group can be time consuming, there may be significant delays before the Company can win bids and generate sales revenue. However, the Company has taken significant steps toward such acceptance. The Company has been given approved vendor status with a large number of these buying groups including Premier Purchasing Partners, University HealthSystem Consortium, Kaiser, and the Department of Veteran Affairs. In addition, the Company has gained recognition as an approved vendor in each state which requires registration or licensing prior to bidding for those customers. The Company will continue to target these large buying groups and, as it attains market share, bid with other buying groups while seeking to minimize any price erosion that may occur.

    Due to the large number of private practice physicians (approximately 5,000 oncologists/hematologists) in the United States, the Company intends to develop relationships with the oncology distributors. The four major oncology distributors in the United States are Oncology Therapeutic Network, Florida Infusions, National Specialty Services, and Priority Healthcare Distribution. These distributors control approximately 60% of the private practice oncology clinics which represent approximately 30% of the oncology-related pharmaceutical market. The Company has taken significant steps in building a relationship with each of these distributors. Each of the distributors is currently purchasing Nipent-Registered Trademark-. Approximately 35% of Nipent-Registered Trademark-sales are to oncology distributors. The Company's sales force will also continue to target the key private practice oncology clinics within their assigned territories.

    The Company also sells to large drug wholesalers. Four customers (two distributors and two wholesalers) each account for ten percent or more of the Company's revenues. In 1997 and 1996, total sales to this group were 50% and 73%, respectively.

    The Company's sales group is divided into three regions, each headed by a manager who supervises local sales representatives, all of whom have extensive industry experience. The Company plans to continue to increase its sales force upon receipt of additional Marketing Approvals for proprietary, Extra and generic products. The Company's sales and marketing group conducts direct sales, sponsors speakers' programs, works with distributors, performs market research analysis, develops marketing strategies, creates and implements educational and promotional programs, establishes pricing and product advertising and maintains compliance with hospital and other buying groups. The Company contracts warehousing, shipping, invoicing and a portion of its customer service responsibilities with an established outside vendor. Customers are permitted to return product to the Company, either for a refund or in exchange for replacement product. The Company believes it has provided an adequate reserve for such returns.

    The Company may enter into strategic marketing or sales arrangements with third parties, particularly with respect to its non-oncology product candidates. No such strategic arrangements exist as of the date of this Report.

PATENTS AND LICENSES

    The Company actively pursues a policy of seeking patent protection for its proprietary products and technologies whether developed in-house or from outside acquisition. The Company has acquired licenses to or assignments of numerous U.S. Patents covering the Company's principal proprietary drugs and in February 1997 was issued its Extra patent relating to its Extra products. The Company entered into patent royalty agreements with each of Progenics, Inc., The Jackson Laboratory and The Stehlin Foundation for

Cancer Research under which each of Progenics, Inc., The Jackson Laboratory and The Stehlin Foundation for Cancer Research assigned to the Company an exclusive license for certain patents and patent applications (which may be important to the Company's blood cell disorder and obesity/diabetes product development programs) under the condition that SuperGen pay certain fees and royalties and take reasonable steps to achieve certain milestones such as to file an IND, to file a NDA if commercially reasonable and to use diligent efforts to commence a marketing program after marketing approval. In December 1997, the Company entered into an agreement to acquire the Progenics Inc. patent royalty agreement and related intellectual property, and all future payments and obligations of the Company under that agreement will cease. SuperGen further has a worldwide license agreement with Janssen Biotech, N.V. ("Janssen") related to certain patent rights and know-how regarding hydroxypropyl-beta-cyclodextrin ("HPBCD")(which is important to the Company's Extra development program) which gives the Company an exclusive license worldwide (outside the United States) in return for the payment of certain royalties, down payments and milestone payments. In addition, the Company has a patent license agreement with Cyclex, Inc. ("Cyclex") to license a certain patent (which is important to the Company's Extra development program) and to make and sell certain licensed products for cytotoxic anticancer formulations containing HPBCD in the United States in return for payments of certain royalties to Cyclex. The Company also has a license agreement with Pharmos Corporation ("Pharmos") to license certain licensed products under a licensed patent right (which is important to the Company's Extra development program) in return for which the Company will pay certain royalties and payments after the filing of an NDA by the Company.

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

COMPETITION

    There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sale of pharmaceutical products for certain of the applications being pursued by the Company. SuperGen's competitors and probable competitors include Ortho Biotech, Amgen Inc. ("Amgen"), Gensia, Inc. ("Gensia"), Bristol-Myers Squibb and Immunex Corp. ("Immunex"), among others. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company does and represent substantial long-term competition for the Company. Such companies may succeed in developing pharmaceutical products that are more effective or less costly than any that may be developed or marketed by the Company.

    Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. If the Company is able to establish and maintain a significant proprietary position with respect to its proprietary products, competition will likely depend primarily on the effectiveness of the product and the number, gravity and severity of its unwanted side effects as compared to alternative products. Competition with respect to generic products is based primarily on price and, to a lesser extent, on name recognition and the reputation of the manufacturer in its target markets. Moreover, the number of competitors offering a particular generic product could dramatically affect price and gross margin for that product or an Extra product based on such generic product. The Company may be at a disadvantage in competing with more established companies on the basis of price or market reputation. In addition, increased competition in a particular generic market would likely lead to significant price erosion for the Company's generic products and Extra products based on such generic products, which would have a negative effect on the Company's sales and potential gross profit margins. For example, the Company believes that the total estimated U.S. sales for mitomycin, bleomycin, etoposide and cisplatin, as well as other of the Company's proposed generic products and generic products upon which the Company proposes to base its Extra products, have decreased in recent years due to increased competition and that sales and unit prices of these generics may continue to decrease as a result of competitive factors, including the introduction of additional generics and other cancer drugs, the desire of some companies to increase their market share, new formulations for those drugs and the use of different therapies.

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

EMPLOYEES

    As of March 6, 1998, the Company had 46 full-time employees. The Company uses consultants and temporary employees to complement its staffing. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel in sufficient numbers to meet its needs. The Company's employees are not subject to any collective bargaining agreements, and the Company regards its relations with employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

EXECUTIVE OFFICERS OF THE REGISTRANT

    The officers of the Company and their ages are as follows:

NAME                             AGE                               POSITION
---------------------------  -----------  ----------------------------------------------------------
Joseph Rubinfeld...........          65   Chief Executive Officer, President and Director
Frank Brenner..............          50   Vice President of Sales
Christine A. Carey.........          39   Vice President of Marketing and Business Development
Frederick L. Grab..........          56   Vice President of Pharmaceutical Operations
R. David Lauper............          53   Vice President of Professional Services
Luigi Lenaz................          57   Senior Vice President of Clinical Research and Medical
                                            Affairs
Henry C. Settle, Jr........          49   Chief Financial Officer
Rajesh C. Shrotriya........          53   Executive Vice President and Chief Scientific Officer
Simeon M. Wrenn............          53   Vice President of Biotechnology

    JOSEPH RUBINFELD, PH.D. co-founded the Company in 1991. He has served as Chief Executive Officer, President, and a director of the Company since its inception and was Chief Scientific Officer from inception until September 1997. Dr. Rubinfeld was one of the four initial founders of Amgen in 1980 and served as Vice President and Chief of Operations until 1983. From 1987 to 1990, he was a Senior Director at Cetus Corporation. From 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company International Division ("Bristol-Myers") in a variety of positions, most recently as Vice President and Director of Research and Development. While at Bristol-Myers, Dr. Rubinfeld was instrumental in licensing the original anticancer line of products for Bristol-Myers, including Mitomycin and Bleomycin. Prior to that time, Dr. Rubinfeld was a research scientist with several pharmaceutical and consumer product companies including Schering-Plough Corporation and Colgate-Palmolive Co. He received his B.S. in chemistry from C.C.N.Y., and his M.A. and Ph.D. in chemistry from Columbia University. Dr. Rubinfeld has numerous patents and/or publications on a wide range of inventions and developments including the 10-second developer for Polaroid film, manufacture of cephalosporins and the first commercial synthetic biodegradable detergent. In 1984 Dr. Rubinfeld received the Common Wealth Award for Invention.

    FRANK BRENNER joined the Company as Vice President of Sales and Marketing in January 1994. Prior to joining the Company, he was an independent management consultant for various biotechnology and pharmaceutical companies from September 1991 to January 1994. From December 1987 to September 1991, Mr. Brenner was Senior Director of National Sales for Cetus Corporation and was a Regional Sales Manager from October 1986 to December 1987. Prior to that time, he served in a variety of positions at Lederle International, including as Senior Product Manager. Mr. Brenner received his B.S. from California State University at Dominguez Hills.

    CHRISTINE A. CAREY, PHARM.D., J.D. has served as Vice President of Marketing and Business Development since November 1996 and as Senior Director, Marketing and Business Development from January 1995 to October 1996. Dr. Carey was a consultant to the Company in the areas of marketing, FDA regulatory affairs, licensing and business development from March 1993 to December 1994. Prior to joining SuperGen, she worked in the specialized cytokine development unit of Sandoz Pharmaceutical Corporation from 1992 to 1993. From 1990 to 1991, she was Manager, Business Development, at Cetus Corporation. From 1986 to 1989, she served as Pharmaceutical Sales Representative for Schering Corporation. Dr. Carey received her B.S. from the University of Pittsburgh, her J.D. from Golden Gate University School of Law and her Pharm.D. from the State University of New York in Buffalo.

    FREDERICK L. GRAB, PH.D. joined the Company as Vice President of Pharmaceutical Operations in July 1996. From April 1989 to July 1996, Dr. Grab was Director, Regulatory Affairs, Generic Drugs for Pharmacia Inc., a developer and manufacturer of pharmaceuticals. From 1982 to 1988, Dr. Grab served as Manager, Pharmaceutical Product Development at Pharmacia Inc. Dr. Grab received his B.S. in Pharmacy from Columbia University, College of Pharmacy and his Ph.D. in pharmaceutical chemistry from the University of California, San Francisco Medical Center.

    R. DAVID LAUPER, PHARM. D. has served as Vice President of Professional Services since December 1996 and as Vice President of Oncology Product Development from August 1995 to November 1996. Dr. Lauper joined SuperGen from Chiron Corp. where he served as Director of Professional Services, Chiron Therapeutics from 1994 to 1995. Prior to that time, from 1986 to 1993, Dr. Lauper served in the same capacity at Cetus Corporation. From 1980 to 1986, Dr. Lauper was with Bristol-Myers Squibb as Assistant Director of Medical Information Oncology. He received his Pharm.D. in pharmacy from the University of California School of Pharmacy.

    LUIGI LENAZ, M.D. has served as Senior Vice President of Clinical Research and Medical Affairs since October 1997. Prior to joining SuperGen, he was Senior Medical Director, Oncology Franchise Management for Bristol-Myers Squibb from 1990 to 1997 and was Director, Scientific Affairs, Anti-Cancer for Bristol-Myers Squibb from 1978 to 1990. Dr. Lenaz was a Post Doctoral Fellow at both the Memorial Sloan-Kettering Cancer Center in New York and at the National Cancer Institute in Milan, Italy. He received his medical training at the University of Bologna Medical School in Bologna, Italy.

    HENRY C. SETTLE, JR. has served as the Chief Financial Officer since May 1996. He has notified the Company that he will resign as Chief Financial Officer in March 1998 for personal reasons. Prior to joining the Company, Mr. Settle was a consultant from February 1996 to May 1996 and was a partner at Ernst & Young LLP from October 1986 to June 1995. He received his B.A. in economics from the University of California, Santa Barbara and his M.B.A. from the University of California, Los Angeles. He is a CPA.

    RAJESH C. SHROTRIYA, M.D. has served as Executive Vice President and Chief Scientific Officer of the Company since October 1997 and as Senior Vice President and Special Assistant to the President from January 1997 to September 1997. Prior to joining the Company, Dr. Shrotriya was Vice President and Chief Medical Officer of MGI Pharma, Inc., an oncology company, from August 1994 to October 1996. Previously he spent 18 years at Bristol-Myers Squibb in a variety of positions most recently as Executive Director, Worldwide CNS Clinical Research. Dr. Shrotriya received his medical training in India at Grant Medical College in Bombay, Delhi University and the Armed Forces Medical College in Poona.

    SIMEON M. WRENN, PH.D. joined SuperGen in January 1996 as Vice President of Biotechnology. From September 1995 to January 1996 he was a consultant to The Purdue Frederick Company, a privately held manufacturer and distributor of drug products. From 1983 to 1995, Dr. Wrenn served in several senior research and product development positions at Lederle Laboratories. He also was a founding scientist of Centocor, Inc. Dr. Wrenn has been an Assistant Professor of Medicine at Baylor College and the University of Pennsylvania and an Associate Professor of Medicine at Johns Hopkins University. He received his Ph.D. from Emory University in Atlanta, Georgia and completed his Postdoctoral Fellowship at Harvard Medical School and Massachusetts General Hospital in Boston, Massachusetts.

ITEM 2.  PROPERTIES.

    The Company's principal administrative facility is currently located in leased general office space in San Ramon, California, under a lease which expires on February 1, 2002. The Company also leases office space used in its sales and marketing efforts in Parsippany, New Jersey, under a lease which expires on September 1, 2001. In April 1997, the Company purchased an unimproved industrial building in Pleasanton, California, and relocated the office and laboratory operations previously in Des Plaines, Illinois, to the Pleasanton location upon substantial completion of the improvements in December 1997. The Company believes the above properties are suitable for its operations. Although the San Ramon office facility is nearing full utilization, the Parsippany and Pleasanton facilities have excess capacity, therefore the Company believes that the above facilities will be adequate to meet its current and reasonably anticipated needs for the next year.

ITEM 3.  LEGAL PROCEEDINGS

    There are currently no pending or threatened material legal actions against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of the Company's stockholders during the fiscal quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

    The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "SUPG." The Company's Common Stock Purchase Warrants trades on the Nasdaq Stock Market under the symbol "SUPGW." The following table sets forth the high and low closing sales prices for the Common Stock from March 13, 1996, the date of the Company's initial public offering, through the end of each quarterly period thereafter in 1996 and 1997 as reported on the Nasdaq Stock Market:

                                                                               HIGH        LOW
                                                                             ---------  ---------
1996
From March 13, 1996 through March 31, 1996.................................  $    5.25  $    4.25
Quarter ended June 30, 1996................................................  $   16.13  $    4.44
Quarter ended September 30, 1996...........................................  $   14.50  $    9.25
Quarter ended December 31, 1996............................................  $   15.56  $   11.63

1997
Quarter ended March 31, 1997...............................................  $   14.25  $    9.62
Quarter ended June 30, 1997................................................  $   15.00  $   10.88
Quarter ended September 30, 1997...........................................  $   19.00  $   12.88
Quarter ended December 31, 1997............................................  $   18.75  $   14.00

HOLDERS OF RECORD

    As of March 6, 1998, there were approximately 331 holders of record of the Common Stock and approximately 5,200 beneficial stockholders.

DIVIDENDS

    The Company has never paid cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended December 31, 1997, the Company issued the following securities:

    (a) On June 17, 1997, the Company finalized an agreement with Tako Ventures, LLC, an investment entity controlled by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement in the Company's common stock. Under this agreement, the investment entity paid the Company $15.3 million, which was placed in a restricted account until the Company issued 1,700,000 shares of common stock on July 25, 1997, at which time the restriction was removed. The investment entity was also issued an option to purchase up to 850,000 shares of common stock at $9.00 per share and warrrants to acquire up to 1,275,000 shares of common stock at $13.50 per share until June 2007. On November 18, 1997, the entity exercised its option and purchased 850,000 shares of common stock for a total of $7,650,000.

    (b) On August 29, 1997, the Company closed a private placement of common shares for a total of $9,778,000 to certain accredited investors. The Company issued a total of 888,907 shares for this placement in September 1997 and October 1997.

    (c) On September 4, 1997, the Company acquired exclusive worldwide rights to a patented anticancer compound from the Stehlin Foundation for Cancer Research. The Company paid consideration of $2,500,000 by issuing 183,458 shares of its common stock, which shares were valued at $1,875,000 for accounting purposes.

    All issuances of shares described above were in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    There was no public solicitation in connection with the issuance of any of the above securities nor were there any other offerees. The Company relied on representations from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of the Company's business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding the acquisition of the securities.

USE OF PROCEEDS

    On March 13, 1996, the Company commenced its initial public offering (the "IPO") of 4,025,000 units (a unit consisted of one share of Common Stock $.001 par value per share, and a warrant to purchase one share of Common Stock at $9.00), including the underwriters' over-allotment option consisting of 525,000 units at a public offering price of $6.00 per unit pursuant to a registration statement on Form S-B (file no. 333-476 LA) filed with the Securities and Exchange Commission. Of the units registered, 4,024,302 were sold. Paulson Investment Company was the managing underwriter of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering and any exercises of the warrants) were $24,146,000. All of the shares registered for the exercise of the warrants have not yet been sold. There were no selling stockholders in the IPO.

    The Company paid underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $2,615,000, and the net proceeds to the Company from the IPO through December 31, 1997, including the subsequent exercise of warrants to purchase common stock, were $23,424,000.

    From March 13, 1996, the effective date of the Registration Statement, to December 31, 1997 (the Company's fiscal year end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities.................  $1,246,000
Purchase and installation of machinery and equipment...........     295,000
Purchase of real estate........................................     744,000
Working capital used in operations.............................  16,056,000
Repurchase of common stock.....................................   3,557,000
Purchase of equity investment..................................     500,000
Acquisition of developed technology............................     220,000

    None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company, with the exception of the payment to repurchase common stock, which was made to a stockholder that, immediately prior to the repurchase, owned more than 10% of the then outstanding common stock of the Company; $279,000 which was paid to a director under a consulting agreement and is included in working capital used in operations; and compensation to directors and officers as compensation for services provided to the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 14 of Part IV of this Report.

    (Amounts in thousands, except per share data)

                                                                           NINE MONTHS
                                                YEAR ENDED    YEAR ENDED      ENDED      YEAR ENDED   YEAR ENDED
                                               DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   MARCH 31,    MARCH 31,
                                                   1997          1996          1995         1995         1994
                                               ------------  ------------  ------------  -----------  -----------
Total revenues...............................   $    1,802    $      264    $       13    $     169    $  --
Net loss.....................................      (15,996)       (8,758)       (2,729)      (3,639)      (7,463)
Total assets.................................       31,011        17,936         2,162        2,440        2,110
Net loss per common share....................        (0.85)        (0.55)        (0.22)       (0.31)       (0.89)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS, FILING FOR AND RECEIVING REGULATORY APPROVALS, ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES, SOURCING OF BULK GENERICS AND THE MANUFACTURING OF FINISHED PRODUCTS, MARKETING CURRENT PRODUCTS, INCURRING OPERATING LOSSES AND REQUIRING ADDITIONAL CAPITAL, REDUCING COSTS PER UNIT, AND INCURRING CAPITAL EXPENDITURES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS, LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS, INTENSE PRICE OR PRODUCT COMPETITION, LACK OF AVAILABLE SUPPLY OF BULK GENERICS, FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS, FAILURE TO OBTAIN ADDITIONAL FINANCING AND OTHER FACTORS SET FORTH IN "--FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company commenced operations in 1991 and is engaged in the acquisition, development and commercialization of pharmaceutical products intended to treat life-threatening diseases, particularly cancer, blood cell (hematological) disorders and other serious conditions such as obesity and diabetes. The Company operates in one industry segment--the pharmaceutical industry. The estimated total U.S. anticancer market increased from $3.2 billion in 1996 to $3.6 billion in 1997, which amounts exclude ancillary products such as anti-emetics and blood disorder products.

    The Company was in the development stage through the third quarter of 1997. Sales to date have been limited and there can be no assurance that substantial additional revenues from product sales will be achieved. The Company has incurred losses since its inception and expects to continue to incur significant operating losses.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    Total revenues were $1.8 million compared to $264,000 in 1996. Product revenues in 1997 and 1996 consisted primarily of sales of Nipent-Registered Trademark- acquired from a third party in September 1996 and were limited to inventory then acquired. The increase in revenues in 1997 was primarily due to the increased volume resulting from a full year's sales of Nipent-Registered Trademark- compared to only the fourth quarter's sales in 1996. Late in 1997, the Company received approval from the FDA to manufacture Nipent-Registered Trademark- at its own contract manufacturing facility and, at December 31, 1997, the Company's inventory consisted principally of its own manufactured and in-process Nipent-Registered Trademark- inventory. Therefore, sales of Nipent-Registered Trademark- in 1998 and future periods will consist of product manufactured by the Company and are not expected to be constrained by limited inventory quantities. The remainder of 1997 and 1996 sales related to the generic etoposide inventory acquired in January 1997 and other generic products purchased in 1996. Sales of these generic products are not expected to be significant in 1998 and beyond. In 1997, the Company entered into a supply agreement pursuant to which an unrelated company will purchase from the Company, at an agreed-upon unit price, the total requirements for Nipent-Registered Trademark- sales outside North America for seven years. These shipments are expected to commence in 1998.

    Cost of sales was $1.5 million in 1997 and $283,000 in 1996, primarily reflecting the cost assigned to Nipent-Registered Trademark- acquired in 1996. The gross margins related to Nipent-Registered Trademark- sales in 1998 and beyond are expected to be significantly higher than those in historical periods due to the Company's anticipated costs of manufacturing Nipent-Registered Trademark- being less than the costs assigned to the acquired inventory.

    Research and development expenses were $8.6 million in 1997 compared to $6.2 million in 1996. The increase in 1997 resulted from costs associated with a higher number of research and development personnel and projects undertaken, as well as increased legal and facilities costs and the cost of bulk drugs used for product research. These increases in operating expenses were partially offset by an decrease in contract research and development costs stemming from a reduced level of clinical trial activity in 1997 compared to 1996. The Company expects its research and development expense to increase in 1998 and beyond primarily as a result of increased clinical trial and research project activities.

    Sales and marketing expenses were $2.0 million in 1997 compared to $982,000 in 1996. The Company commenced product sales in the fourth quarter of 1996 and began to build its sales staff shortly before then. The increase in expense in 1997 was primarily due to the effects of a full year's payroll and related costs associated with increased levels of staffing and increased costs of promotional materials, sales-related services and sales and marketing facilities to support increased sales. The Company expects its sales and marketing expense to increase in 1998 and beyond primarily as a result of projected increases in sales staff and media advertising.

    General and administrative expenses were $2.9 million in 1997 compared to $1.9 million in 1996. The increased expense in 1997 was largely due to the greater administrative support needed for the increased activities in both research and development and sales and marketing. Payroll costs were higher in 1997 due to increased headcount in the areas of administration, finance and investor relations. Costs for service providers were higher in 1997 primarily due to increased investor relations activity following the Company's initial public offering in March 1996. Legal costs were also higher in 1997 due primarily to legal and other costs associated with the Company's first annual report and proxy statement. The Company expects its general and administrative expense to increase in 1998 and beyond primarily as a result of projected increases in staffing to support increased research and sales activities.

    The Company incurred charges for the acquisition of in-process research and development of $3,506,000 in 1997 compared to $442,000 in 1996. These charges reflect the Company's on-going effort to expand its portfolio of products through the acquisition of products and product candidates. The charges in 1997 reflected:

    - $831,000 related to the acquisition of the generic anticancer drug etoposide,

    - A non-cash charge of $1,875,000 for the acquisition of RFS 2000, an anticancer product candidate, acquired from the Stehlin Foundation for Cancer Research,

    - A non-cash charge of $750,000 for the acquisition of a patent royalty agreement and other intellectual property related to the Company's obesity/diabetes product candidate,

    - $50,000 of additional expenses related to the above acquisition.

    The charge for acquisition of in-process research and development in 1996 was related to the acquisition of Nipent-Registered Trademark- in the third quarter.

    Interest income was $782,000 for 1997 compared to $749,000 in 1996. These amounts reflected similar interest rates and average cash balances in 1997 and 1996. See "Liquidity and Capital Resources."

YEAR ENDED DECEMBER 31, 1996

    Management believes that the comparison between the year ended December 31, 1996 and the nine month period ended December 31, 1995 is not meaningful because of the difference in the length of the reported periods. Therefore, the discussion and analysis of the results of operations below describes the amounts and nature of the operations in each of those periods.

    Net sales of approximately $226,000 and related cost of sales resulted from the introduction of the Company's first four products in the fourth quarter and were principally due to sales of finished vials of Nipent-Registered Trademark-acquired from a third party. Grant revenues of $38,000 related to a U.S. Government grant for the study of one of the Company's proprietary compounds in the treatment of aplastic anemia.

    Research and development expense of $6.2 million was due to activities following the Company's initial public offering in March 1996, primarily in pursuing Marketing Approval for Mitomycin; development of the Extra product line, and clinical and preclinical studies for propriety compounds such as the obesity pill and aplastic anemia agent. Approximately 19% of such costs related to salaries, 36% to amounts paid to outside contractors and 7% to the purchase of in-process technology.

    Sales and marketing expense resulted primarily from establishing a core sales force to coincide with the product introduction in the fourth quarter of 1996 as discussed above. Of the total expense of $982,000, approximately 36% was due to salaries; 22% to outside services for marketing surveys, trade shows, and demographic studies; and 13% to related publications and promotional materials.

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

NINE MONTHS ENDED DECEMBER 31, 1995

    The Company had no sales revenues for this period. Other revenues were immaterial.

    Research and development expenses of $2.2 million were due primarily to the Company's expansion of its clinical trials and regulatory operations in Illinois. Sales and marketing expenses were $161,000 and consisted primarily of payroll costs for a small core marketing staff. General and administration expenses were approximately $482,000 and were incurred in support of research and development and sales and marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents were $23.3 million at December 31, 1997 and $13.9 million at December 31, 1996. The net cash increase of $9.4 million in 1997 was principally due to private placements in the Company's Common Stock offset by the effect of the net loss, repurchases of the Company's Common Stock, capital expenditures and acquisitions of investments.

    Operating activities consumed $14.0 million of cash in 1997 principally reflecting the net loss of $16.0 million offset by $2.6 million of non-cash charges for the acquisition of in-process research and development. Investing activities used $3.4 million of cash in 1997 due principally to capital expenditures on new production and laboratory facilities as well as the acquisition of equity investments. Capital expenditures in 1998 are expected to be less than in 1997, as the Company has acquired the manufacturing equipment related to its Nipent-Registered Trademark- production and completed the build out of its Pleasanton, California, office and laboratory facilities.

    Net cash provided by financing activities increased to $26.7 million in 1997 primarily reflecting net proceeds from the July 1997 private placement of unregistered Common Stock of $15.0 million, the August 1997 private placement of unregistered Common Stock of $9.8 million and the November 1997 exercise of an option to acquire unregistered Common Stock of $7.6 million. These cash inflows were partially offset by the repurchase of shares of Common Stock from Israel Chemicals, Ltd. totaling $7.9 million in August 1997.

    At December 31, 1996, the Company's cash and cash equivalents were $13.9 million compared to $1.8 million at December 31, 1995. The increase of $12.1 million during the year was primarily due to the net proceeds from sales of the Company's Common Stock and Warrants of $21.5 million offset by the use of $9.4 million for operations for the year.

    Net cash used in the Company's operations increased from $2.5 million for the nine months ended December 31, 1995, to $9.4 million for the year ended December 31, 1996. This cash was used primarily to fund increasing levels of research and development of clinical and preclinical trials, the initial marketing and inventory purchases of the Company's first four commercial products and increased general and administrative expenses to support these increased operations. Capital expenditures of $377,000 in 1996 were substantially in support of increased marketing and administrative activities, since much of the research and development activities were performed by outside contractors. The increase in inventories was financed principally by cash.

    Net cash provided by financing activities increased from $2.3 million for the nine months ended December 31, 1995, to $22.0 million for the year December 31, 1996, which was primarily due to the sale of 4,024,302 shares of Common Stock and Warrants to purchase an additional 4,024,302 shares of Common Stock at an exercise price of $9.00 per share for total net proceeds of $21.5 million in the Company's initial public offering.

    The Company believes that its cash and cash equivalents on hand at December 31, 1997, are sufficient to meet its requirements through at least the next eighteen months, based on the Company's current operating plan. The Company anticipates that its operating losses will continue for at least the next year since it plans to expend substantial resources in funding clinical trials in support of regulatory submissions and to continue to expand research, development, marketing and sales activities. Also, the Company is continuing to actively consider the acquisition of products and product candidates which would require significant additional financial commitments. If the Company experiences unanticipated cash requirements, the Company could require additional capital to fund operations, continue research and development programs and preclinical and clinical testing of its potential proprietary, Extra, and generic products and commercialize and market any products that may be developed. The Company may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. At December 31, 1997, the Company had no material commitment for capital expenditures. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds will be available on acceptable terms, if at all. If funds are raised by issuing additional equity securities or should the outstanding warrants be exercised, then results per share could be adversely affected, and such effects could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. A computer program thus written may incorrectly recognize 21st century dates as occurring in the 20th century. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company expects to convert to new accounting software in 1998 and that software will properly utilize dates beyond December 31, 1999. The Company has determined that no other software programs currently in use by the Company will require significant modification or replacement to properly utilize dates beyond December 31, 1999.

    The Company has initiated formal communications with its significant contract manufacturers and contract research organizations to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Based upon those communications, the Company believes that all significant computer software programs utilized by third parties upon which the Company relies are either Year 2000 compliant or will be converted to Year 2000 compliance prior to December 31, 1999.

    The Company has concluded that the cost of addressing and mitigating its Year 2000 issue is immaterial. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted, or that a failure to convert by another company would not have a material adverse effect on the Company.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS, RECEIVING REGULATORY APPROVALS, ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES, SOURCING OF BULK GENERICS AND THE MANUFACTURING OF FINISHED PRODUCTS, INCURRING OPERATING LOSSES AND REQUIRING ADDITIONAL CAPITAL, AND INCURRING CAPITAL EXPENDITURES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS, LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR THE COMPANY'S PRODUCTS, INTENSE PRICE OR PRODUCT COMPETITION, LACK OF AVAILABLE SUPPLY OF BULK GENERICS, FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS, FAILURE TO OBTAIN ADDITIONAL FINANCING AND OTHER FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT.

    HISTORY OF OPERATING LOSSES; FUTURE PROFITABILITY UNCERTAIN. Since its inception in 1991 through December 31, 1997, the Company incurred losses of approximately $40.3 million (including non-cash charges of approximately $7.5 million for the acquisition of in-process research and development), substantially all of which consisted of research and development and general and administrative expenses. The Company expects to continue to incur substantial operating losses. Although the Company has received marketing approval to sell Nipent-Registered Trademark- manufactured at its designated vendor's manufacturing site, the Company's ability to achieve a profitable level of operations in the future will depend in large part on its completing product development and obtaining regulatory approval of its other proprietary (including Extra) products, and bringing several of these products to market. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new pharmaceutical products, competition, as well as the burdensome regulatory environment in which the Company operates. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

    EARLY STAGE OF DEVELOPMENT OF PROPRIETARY PRODUCTS; UNCERTAINTY OF FINAL PRODUCT DEVELOPMENT. While the Company's proposed proprietary products are in the development rather than the research stage, significant development remains prior to the time any of these proposed products may be brought to market. The Company believes that although results obtained to date in its preclinical and pilot clinical studies support further development of its potential proprietary products, such results are not necessarily indicative of results of further testing, including controlled human clinical testing. All of the potential proprietary products currently under development by the Company will require extensive clinical testing prior to submission of any regulatory application for commercial use. Such proposed proprietary products as well as the Company's proposed Extra and generic products are subject to the risks of failure inherent in the development of pharmaceutical products, including the possibilities that some of the Company's potential products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory clearances; that the products, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude the Company from marketing such products; or that third parties will market superior or equivalent products. As a result, there can be no assurance that any of the Company's products currently under development will be successfully developed, receive required governmental regulatory approvals, become commercially viable or achieve market acceptance. Generic products and Extra products based on generic products are also subject to the additional risks related to their dependence on the expiration or anticipated expiration of the patents for the underlying drug. For instance, although the original period of exclusivity for Taxol-Registered Trademark- expired in December 1997 and the patent for cisplatin expired in December 1996, there remain issues relating to additional patents outstanding. There can be no assurance that the issues relating to these patents will be resolved favorably or in a timely manner or that such patent or other intellectual property issues will not affect other Extra and generic products or potential products of the Company. Unfavorable resolution or significant delays in the resolution of such issues is expected to significantly limit, and perhaps prevent, the Company's ability to compete in these marketplaces and could have a material adverse effect on the Company's business, results of operations and cash flows. In addition, because of the lack of proprietary protection of generic products, in the event generic products are brought to market, such products will face intense competition and the potential for significant price and gross profit margin erosion. See "-- Competition."

    EXTRA AND GENERIC PHARMACEUTICAL PRODUCT DEVELOPMENT. One of the factors the Company believes will contribute to its success is the commercialization of its potential Extra and generic products. However, there can be no assurance that government approvals will be obtained or, if obtained, that the Company will successfully commercialize its generic or Extra products. While the Company has obtained bulk source approvals from the FDA for certain of its Extra and generic products, it has yet to receive marketing approval for any of its internally developed products, and there can be no assurance that any such marketing approval will be obtained. As a result, there can be no assurance that any of the Company's potential Extra or generic products will ever be brought to market. In the event any of the Company's Extra or generic products are brought to market, such products will face intense competition and the potential for significant price and gross profit margin erosion.

    A significant number of Extra products currently in development by the Company consist of, or are based upon, generic products for which patent protection has expired or is expected to expire. Both the price at which the Company can expect to sell such products and the volume of any such sales are expected to depend to a significant degree on the number of competitors at any time. There can be no assurance that the prices or volumes achieved by the Company for any such products will meet the Company's expectations that formed the basis for its decision to proceed with development or will justify production of such products.

    ADDITIONAL FINANCING REQUIREMENTS. The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the development and commercialization of its products and other activities. Based on the Company's current operating plan, additional funds will be needed after approximately eighteen months. Moreover, if the Company experiences unanticipated cash requirements during the interim period, the Company could require additional funds much sooner. The source, availability and terms of such funding have not been determined. Although funds may be received from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock of the Company, there is no assurance any such funding will occur, or if it occurs, will be on terms favorable to the Company. Failure to obtain adequate financing in a timely manner would have a material adverse effect on the Company's business, results of operations and cash flows. If funds are raised by issuing additional equity securities or should the outstanding warrants be exercised, results per share could be adversely effected and such effects could be material.

    NEED TO COMPLY WITH GOVERNMENTAL REGULATION AND TO OBTAIN PRODUCT
APPROVALS. The research, testing, manufacture, labeling, distribution, marketing and advertising of products such as the Company's existing and proposed products and its ongoing research and development activities are subject to extensive regulation by governmental regulatory authorities in the U.S. and other countries. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time consuming compliance procedures. The Company's proprietary nongeneric drugs and the Company's Extra drugs may require substantial clinical trials and FDA review as new drugs. The Company's generic drugs require approval of the bulk source of the drug and FDA approval of the final formulation. The Company cannot predict with certainty if or when it might submit its products currently under development for regulatory review. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis or at all. For example, the Company had initially believed that the approval process for its Extra products would be abbreviated. However, the FDA reviewed Mito Extra as a new drug. A delay in obtaining or failure to obtain such approvals would have a material adverse effect on the Company's business, results of operations and cash flows. Failure to comply with regulatory requirements could subject the Company to regulatory or judicial enforcement actions, including, but not limited to, product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products and withdrawal of existing approvals, as well as potentially enhanced product liability exposure. Sales of the Company's products outside the U.S. will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay introduction of the Company's products in those countries.

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

    COMPETITION. There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sale of products for certain of the applications being pursued by the Company. The Company's competitors and probable competitors include Ortho Biotech, Amgen, Gensia, Bristol-Myers Squibb and Immunex, among others. Most of these companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than the Company does and represent substantial long-term competition for the Company. Such companies may succeed in developing pharmaceutical products that are more effective or less costly than any that may be developed or marketed by the Company.

    Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. If the Company is able to establish and maintain a significant proprietary position with respect to its proprietary products, competition will likely depend primarily on the effectiveness of the product and the number, gravity and severity of its unwanted side effects as compared to alternative products. Competition with respect to generic products is based primarily on price and, to a lesser extent, on name recognition and the reputation of the manufacturer in its target markets. Moreover, the number of competitors offering a particular generic product could dramatically affect price and gross margin for that product, or an Extra product based on such generic product. The Company may be at a disadvantage in competing with more established companies on the basis of price or market reputation. In addition, increased competition in a particular generic market would likely lead to significant price erosion for the Company's generic products and Extra products based on such generic products, which would have a negative effect on the Company's sales and potential gross profit margins. For example, the Company believes that the total estimated U.S. sales for mitomycin, bleomycin, etoposide and cisplatin, as well as other of the Company's proposed generic products and generic products upon which the Company proposes to base its Extra products, have decreased in recent years due to increased competition and that sales and unit prices of these generics may continue to decrease as a result of competitive factors, including the introduction of additional generics as well as other cancer drugs, the desire of some companies to increase their market share, new formulations for these drugs and the use of different therapies.

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

    MANUFACTURING LIMITATIONS. The Company currently relies on foreign manufacturers for the production of certain of its bulk Extra and generic formulations and on domestic manufacturers to supply sufficient quantities of compounds to conduct clinical trials on its proposed proprietary products. If the Company is unable to contract for or obtain a sufficient supply of its potential pharmaceutical products on acceptable terms, or such supplies are delayed or contaminated, there could be significant reductions in sales, delays in bringing the Company's proposed proprietary, Extra and generic products to market, as well as delays in the Company's preclinical and human clinical testing schedule, and delays in submission of products for regulatory approval and initiation of new development programs, any of which could have a material adverse effect on the Company's business, results of operations and cash flows. The Company currently relies on two vendors for Nipent-Registered Trademark-related manufacturing activities. One vendor purifies pentostatin from the crude concentrate and a separate vendor manufactures the Nipent-Registered Trademark-finished dosage. The facilities used by the vendors have passed a plant inspection required by the FDA prior to market clearance of all pharmaceutical products. This inspection is conducted by the FDA to ensure compliance with current Good Manufacturing Practices ("cGMP") regulations enforced by the FDA. In the event that the facilities fail to maintain their cGMP status, or there is an interruption at either of these facilities due to the occurrence of a fire, natural disaster, equipment failure or other condition, there can be no assurance that the Company will be able to locate other facilities which are FDA approved for Nipent-Registered Trademark- related manufacturing activities in a timely manner or on terms commercially acceptable to the Company. In addition, the Company stores the majority of its crude concentrate at a single storage location and expects to continue to do so. Improper storage, fire, natural disaster, theft or other conditions at this location which lead to the loss or destruction of crude concentrate could have a material adverse effect on the Company's business, results of operations and cash flows. The Company is currently negotiating a long-term agreement with the vendor which purifies its current supply of crude concentrate to continue its purification services. However, there can be no assurance that the Company will be able to finalize such an agreement. In the event that the Company is not able to so, the Company's supply of Nipent-Registered Trademark- would be interrupted while it seeks to locate another facility and to have such a facility FDA approved. Such a delay could have a material adverse effect on the Company's business, results of operations and cash flows. In the event that the FDA clears any of the Company's other potential products for sale, the Company will encounter similar issues with respect to such products. The Company must establish and maintain relationships with manufacturers to produce and package its finished pharmaceutical products. In addition, the facilities used by these contract manufacturers must be cleared by the FDA. If the Company is unable to obtain or retain third-party manufacturing on commercially acceptable terms or obtain necessary FDA clearances to manufacture the products currently being developed, it may not be able to commercialize pharmaceutical products as planned. The Company's dependence upon third parties for the manufacture of pharmaceutical products may materially adversely affect the Company's profit margins and its ability to develop and deliver pharmaceutical products on a timely and competitive basis.

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

    LIMITED EXPERIENCE. The Company has only limited experience in procuring products in commercial quantities, selling pharmaceutical products and negotiating, setting up or maintaining strategic relationships and conducting clinical trials and other late stage phases of the regulatory approval process. There can be no assurance that the Company will successfully engage in any of these activities. In addition, with respect to certain of the Company's proposed products, such as the Company's obesity/diabetes pill and aplastic anemia compounds, the Company may seek to enter into joint venture, sublicense or other marketing arrangements with another party that has an established marketing capability. There can be no assurance that the Company will be able to enter into any such marketing arrangements with third parties, or that such marketing arrangements would be successful. In addition, the Company has no current joint venture, strategic partnering or other similar agreements with more established pharmaceutical companies, and there can be no assurance that the Company could negotiate any such arrangements, on an acceptable basis or at all, if it chose to do so. Accordingly, the viability of the Company's proposed products has not been independently evaluated by any independent pharmaceutical company.

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

    ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS. Certain provisions of the Company's Certificate of Incorporation and Bylaws could discourage potential acquisition proposals, could delay or prevent a change in control of the Company and could make removal of management more difficult. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers that are priced above the then-current market value of the Common Stock. The provisions may also inhibit increases in the market price of the Comon Stock and Warrants that could result from takeover attempts. For example, the Board of Directors of the Company, without further stockholder approval, may issue up to 2,000,000 shares of Preferred Stock, in one or more series, with such terms as the Board of Directors may determine, including rights such as voting, dividend and conversion rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock thus may be issued quickly with terms calculated to delay or prevent a change in control of the Company or make removal of management more difficult. Additionally, the issuance of Preferred Stock may have the effect of decreasing the market price of the Common Stock. The Company's Certificate of Incorporation and Bylaws also provide that Stockholder action can be taken only at an annual or special meeting of stockholders and may not be taken by written consent. In addition, Section 203 of the Delaware General Corporation Law, which could have the effect of delaying, deferring or preventing a change of control, applies. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a business combination with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

    CONTROL BY EXISTING STOCKHOLDERS. The Company's officers and directors beneficially own approximately 38% of the Company's outstanding shares of Common Stock. Beneficial ownership includes shares of Common Stock subject to options exercisable within 60 days of March 6, 1998. Accordingly, these stockholders, if they were to act as a group, may be able to elect all of the Company's directors, and otherwise control matters requiring approval by the stockholders of the Company, including approval of significant corporate transactions. Such concentration of ownership and the lack of cumulative voting may also have the effect of delaying or preventing a change in control of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    All information required by this item is included on pages F-1 to F-17 in
Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding the Directors of the Company is incorporated by reference to the section entitled "Election of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) The following documents are filed as part of this Report:

           1. FINANCIAL STATEMENTS. The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

                                                                                  PAGE
                                                                                  -----
Report of Ernst & Young LLP, Independent Auditors............................         F-1
Consolidated Balance Sheets..................................................         F-2
Consolidated Statements of Operations........................................         F-3
Consolidated Statement of Stockholders' Equity...............................         F-4
Consolidated Statements of Cash Flows........................................         F-5
Notes to Consolidated Financial Statements...................................         F-6

           2.  FINANCIAL STATEMENT SCHEDULES.

           All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

           3.  EXHIBITS:

    EXHIBIT
    NUMBER       DESCRIPTION OF DOCUMENT
---------------  ---------------------------------------------------------------------------------------
        (f)3.17  Certificate of Incorporation of the Registrant.

            3.2  Bylaws, as amended, of the Registrant.

            4.1  Specimen Common Stock Certificate.

         (a)4.2  Form of Representative's Warrant.

         (a)4.3  Form of Warrant Agreement (including form of Common Stock Purchase Warrant).

        (l)10.1  Form of Indemnification Agreement between the Registrant and each of its directors and officers.

        (i)10.2  1993 Stock Option Plan, as amended and restated and forms of stock option agreements thereunder.

        (i)10.3  1996 Directors' Stock Option Plan, as amended effective February 3, 1997, and form of stock option agreement thereunder.

        (c)10.4  Employees and Consultants Stock Option Agreement/Plan.

     (b)(m)10.5  Patent Royalty Agreement dated June 30, 1992 between the Registrant and Progenics, Inc.

     (b)(m)10.6  Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and
                   The Jackson Laboratory.

     (b)(m)10.7  Worldwide License Agreement dated March 1, 1994 between the Registrant and Janssen
                   Biotech, N.V.

     (b)(m)10.8  Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex Inc.

     (b)(m)10.9  Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and
                   The Long Island Jewish Medical Center.

    (b)(m)10.10  License Agreement dated February 1, 1995 between the Registrant and Pharmos
                   Corporation.

       (b)10.11  Research and License Agreement dated August 1, 1993 between the Registrant and Amur
                   Research Corp.

       (i)10.12  Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel Chemicals,
                   Ltd. ("ICL") and the Registrant.

          10.13  First Amendment to Common Stock Sale/Repurchase Agreement between ICL and the
                   Registrant dated November 12, 1997.

          10.14  Amended and Restated Employment, Confidential Information and Invention Assignment
                   Agreement dated January 1, 1998 between the Registrant and Joseph Rubinfeld.

       (b)10.15  Form of Consulting Agreement between the Registrant and J. Gregory Swendsen and David
                   M. Fineman.

       (b)10.16  Consulting Agreement between the Registrant and Vida International Pharmaceutical
                   Consultants.

       (d)10.17  Purchase and Sale Agreement dated as of September 30, 1996 between the Registrant and
                   Warner-Lambert Company, a Delaware corporation.

    EXHIBIT
    NUMBER       DESCRIPTION OF DOCUMENT
---------------  ---------------------------------------------------------------------------------------
    (e)(m)10.18  Asset Purchase Agreement dated January 15, 1997 between the Registrant and Immunex
                   Corporation, a Washington corporation.

       (e)10.19  Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate
                   (Non-Residential) dated December 11, 1996 between the Registrant and The Ashwill
                   Trust, established November 8, 1989.

       (e)10.20  Bishop Ranch Business Park Building Lease dated October 14, 1996 between the Registrant and Annabel Investment Company, a California partnership.

    (g)(m)10.21  License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April
                   11, 1997.

    (g)(m)10.22  Nonexclusive Supply Agreement between the Registrant and Yunnan Hande Technological
                   Development Co. Ltd. dated May 7, 1997.

       (g)10.23  Assignment and Assumption Agreement between the Registrant and R&S, LLC, dated April
                   17, 1997.

       (h)10.24  Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17, 1997 among the Registrant, Tako Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison.

       (j)10.25  Form of Common Stock Purchase Agreement among the purchasers and the Registrant dated
                   August 29, 1997.

    (j)(m)10.26  License Agreement between Stehlin Foundation for Cancer Research and the Registrant
                   dated September 3, 1997.

       (j)10.27  Letter Agreement dated August 13, 1997 between the Registrant and South Bay
                   Construction, Inc.

    (k)(m)10.28  Supply Agreement dated October 20, 1997 between the Registrant and Warner-Lambert
                   Company.

       (l)10.29  Standard Industrial/Commercial Multi-Tenant Lease dated October 13, 1997 between R&S,
                   LLC and Quark Biotech, Inc.

           23.1  Consent of Ernst & Young LLP, Independent Auditors.

           27.1  Financial Data Schedule.

------------------------

(a) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission January 18, 1996.

(b) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission February 26, 1996.

(c) Incorporated by reference from the Registrant's Report on Form S-8 filed with the Securities and Exchange Commission on July 1, 1996.

(d) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

(e) Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

(f) Incorporated by reference from the Registrant's Proxy Statement filed with the Securities and Exchange Commission on April 25, 1997.

(g) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997.

(h) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1997.

(i) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997.

(j) Incorporated by reference from Amendment No. 2 on Form S-3 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission October 6, 1997.

(k) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 1997.

(l) Incorporated by reference from Amendment No. 3 on Form S-3 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission November 5, 1997.

(m) Confidential treatment has been previously granted for certain portions of these exhibits.

        (b) REPORTS ON FORM 8-K.

           (1) Form 8-K dated September 3, 1997, filed November 3, 1997, regarding the License Agreement with the Stehlin Foundation for Cancer Research.

           (2) Form 8-K dated October 20, 1997, filed on October 31, 1997, regarding the Warner-Lambert Company Supply Agreement.

           (3) Form 8-K dated November 3, 1997, filed on November 17, 1997, regarding the Registrant's reincorporation in Delaware.

           (4) Form 8-K dated November 18, 1997, filed December 3, 1997 regarding Tako Ventures, LLC's exercise of its option to acquire 850,000 shares of Company Common Stock.

        (c) EXHIBITS. See Item 14(a) above.

        (d) FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

SuperGen, Inc.

    We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and the nine months ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for the years then ended and the nine months ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 13, 1998

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   23,326  $   13,915
  Accounts receivable.....................................................................         303         183
  Inventories.............................................................................       1,428       1,574
  Due from related parties................................................................         570          --
  Prepaid expenses and other current assets...............................................         493         540
                                                                                            ----------  ----------
    Total current assets..................................................................      26,120      16,212
Property, plant and equipment, net........................................................       2,906         411
Developed technology at cost, net of amortization of $131 in 1997 and $3 in 1996..........       1,289       1,267
Marketable securities.....................................................................          74          --
Investment in preferred stock of related party............................................         500          --
Due from related party....................................................................          80          --
Other assets..............................................................................          42          46
                                                                                            ----------  ----------
    Total assets..........................................................................  $   31,011  $   17,936
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities................................................  $    1,162  $      837
  Allowance for product returns...........................................................         239          62
  Clinical trials accrual.................................................................          81         206
  Accrued compensation and related expenses...............................................         212         290
  Due to related parties..................................................................          --         334
  Amount due under asset purchase agreements..............................................         750         500
                                                                                            ----------  ----------
    Total current liabilities.............................................................       2,444       2,229

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding.........          --          --
  Common stock, $.001 par value; 40,000,000 shares authorized; 20,177,696 and 16,930,292 shares issued and outstanding at December 31, 1997 and December 31, 1996,
    respectively..........................................................................      68,976      40,027
  Unrealized loss on investment...........................................................         (93)         --
  Accumulated deficit.....................................................................     (40,316)    (24,320)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      28,567      15,707
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $   31,011  $   17,936
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                             See accompanying notes

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               YEARS ENDED
                                                                              DECEMBER 31,       NINE MONTHS ENDED
                                                                          ---------------------     DECEMBER 31,
                                                                             1997       1996            1995
                                                                          ----------  ---------  ------------------
Net sales...............................................................  $    1,748  $     226      $       --
Grant revenues..........................................................          54         38              --
Contract revenues from related party....................................          --         --              13
                                                                          ----------  ---------         -------
    Total revenues......................................................       1,802        264              13
Operating expenses:
  Cost of sales.........................................................       1,539        283              --
  Research and development..............................................       8,583      6,152           2,174
  Sales and marketing...................................................       2,018        982             161
  General and administrative............................................       2,934      1,912             482
  Acquisition of in-process research and development....................       3,506        442              --
                                                                          ----------  ---------         -------
    Total operating expenses............................................      18,580      9,771           2,817
                                                                          ----------  ---------         -------
Loss from operations....................................................     (16,778)    (9,507)         (2,804)
Interest income.........................................................         782        749              75
                                                                          ----------  ---------         -------
Net loss................................................................  $  (15,996) $  (8,758)     $   (2,729)
                                                                          ----------  ---------         -------
                                                                          ----------  ---------         -------
Basic loss per share....................................................  $    (0.85) $   (0.55)     $    (0.22)
                                                                          ----------  ---------         -------
                                                                          ----------  ---------         -------
Weighted average shares used
  in basic loss per share calculation...................................      18,765     15,961          12,629
                                                                          ----------  ---------         -------
                                                                          ----------  ---------         -------

                             See accompanying notes

                                 SUPERGEN, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                            COMMON STOCK       UNREALIZED                     TOTAL
                                                        --------------------     LOSS ON     ACCUMULATED   STOCKHOLDERS'
                                                         SHARES     AMOUNT     INVESTMENT      DEFICIT        EQUITY
                                                        ---------  ---------  -------------  ------------  ------------
Balances at April 1, 1995.............................     12,075  $  14,866    $      --     $  (12,833)   $    2,033
  Issuance of common stock to Israel Chemicals,
    Ltd...............................................        500      1,500           --             --         1,500
  Issuance of common stock and warrants, net of
    offering costs of $42.............................        177        847           --             --           847
  Net loss............................................         --         --           --         (2,729)       (2,729)
                                                        ---------  ---------          ---    ------------  ------------
Balances at December 31, 1995.........................     12,752     17,213           --        (15,562)        1,651
  Issuance of common stock and warrants...............         27        134           --             --           134
  Issuance of common stock and warrants in connection
    with the initial public offering, net of offering
    costs of $2,615...................................      4,024     21,531           --             --        21,531
  Issuance of common stock upon exercise of warrants
    and stock options.................................         55        326           --             --           326
  Issuance of common stock for acquisition of
    developed technology..............................         72        700           --             --           700
  Compensation expense from grant of options to
    vendors and acceleration of option vesting........         --        123           --             --           123
  Net loss............................................         --         --           --         (8,758)       (8,758)
                                                        ---------  ---------          ---    ------------  ------------
Balances at December 31, 1996.........................     16,930     40,027           --        (24,320)       15,707
  Issuance of common stock and warrants in connection
    with the Tako Ventures, LLC private placement, net
    of offering costs of $268.........................      2,550     22,682           --             --        22,682
  Repurchase of common stock from Israel Chemicals,
    Ltd. including transaction costs of $26...........       (740)    (7,892)          --             --        (7,892)
  Issuance of common stock in connection with a
    private placement, net of offering costs of $4....        889      9,774           --             --         9,774
  Issuance of common stock for acquisition of
    in-process research and development...............        183      1,875           --             --         1,875
  Issuance of common stock upon exercise of warrants
    and stock options.................................        366      2,179           --             --         2,179
  Compensation expense from grants of options to
    vendors and acceleration of option vesting........         --        331           --             --           331
  Unrealized loss on investment.......................         --         --          (93)            --           (93)
  Net loss............................................         --         --           --        (15,996)      (15,996)
                                                        ---------  ---------          ---    ------------  ------------
Balances at December 31, 1997.........................     20,178  $  68,976    $     (93)    $  (40,316)   $   28,567
                                                        ---------  ---------          ---    ------------  ------------
                                                        ---------  ---------          ---    ------------  ------------

                             See accompanying notes

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                              YEARS ENDED
                                                                             DECEMBER 31,       NINE MONTHS ENDED
                                                                         ---------------------     DECEMBER 31,
                                                                            1997       1996            1995
                                                                         ----------  ---------  ------------------
OPERATING ACTIVITIES:
  Net loss.............................................................  $  (15,996) $  (8,758)     $   (2,729)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation.......................................................         286        116              42
    Amortization.......................................................         184          3              --
    Non-cash charges related to acquisition of in-process research and
      development......................................................       2,625         --              --
    Stock options granted to vendors and acceleration of option
      vesting..........................................................         331        123              --
    Changes in operating assets and liabilities:
      Accounts receivable..............................................        (120)      (183)             --
      Inventories......................................................         146     (1,574)             --
      Due from related parties.........................................        (650)        --              --
      Prepaid expenses and other current assets........................          47       (406)             77
      Other assets.....................................................           4         16             (35)
      Accounts payable, accrued liabilities and accrued compensation...         (34)       822            (102)
      Allowance for product returns....................................         177         62              --
      Clinical trials accrual..........................................        (125)       206              --
      Due to related parties...........................................        (334)       128             206
      Amount due under asset purchase agreements.......................        (500)        --              --
                                                                         ----------  ---------         -------
Net cash used in operating activities..................................     (13,959)    (9,443)         (2,541)

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment............................      (2,556)      (377)             (5)
  Acquisition of developed technology..................................        (150)       (70)             --
  Purchase of equity securities........................................        (667)        --              --
                                                                         ----------  ---------         -------
Net cash used in investing activities..................................      (3,373)      (447)             (5)

FINANCING ACTIVITIES:
  Issuance of common stock and warrants................................      34,635     21,990           2,347
  Repurchase of common stock...........................................      (7,892)        --              --
                                                                         ----------  ---------         -------
Net cash provided by financing activities..............................      26,743     21,990           2,347
                                                                         ----------  ---------         -------
Net increase (decrease) in cash and cash equivalents...................       9,411     12,100            (199)
Cash and cash equivalents at beginning of period.......................      13,915      1,815           2,014
                                                                         ----------  ---------         -------
Cash and cash equivalents at end of period.............................  $   23,326  $  13,915      $    1,815
                                                                         ----------  ---------         -------
                                                                         ----------  ---------         -------

                             See accompanying notes

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    SuperGen, Inc. (the "Company"), which was incorporated in California in March 1991 and changed its state of incorporation to Delaware in 1997, is a pharmaceutical company that is dedicated to the acquisition, development and commercialization of products to treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders and other serious conditions such as obesity and diabetes. The Company was in the development stage through September 30, 1997, and its activities during that time consisted primarily of raising capital, recruiting personnel and performing research and development. The Company began marketing acquired anticancer products in the United States during the fourth quarter of 1996 and is developing its portfolio of anticancer drugs, many of which are proprietary. The Company is also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with renal failure, chemotherapy, radiotherapy, and aplastic anemia. The Company's proprietary obesity pill, which is being developed for chronic genetic obesity and general obesity, is in Phase II clinical studies, and Phase I/II trials are commencing for Type II diabetes. The Company operates in one industry segment--the pharmaceutical industry.

    By resolution of the Company's Board of Directors, effective January 17, 1996, the Company's fiscal year end was changed from March 31 to December 31.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of a wholly-owned Israeli subsidiary, Rubicon Pharmaceuticals, Ltd., ("Rubicon") formed in June 1996. Results of the subsidiary's operations were immaterial and, as of June 30, 1997, Rubicon ceased active operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Net sales relate principally to one pharmaceutical product and are recognized upon shipment to customers, with allowances provided for estimated returns and exchanges. The Company established a reserve for product returns in 1996. In 1996 and 1997 additions to the reserve of $62,000 and $180,000, respectively, were charged to sales. In 1997, $3,000 of the reserve was applied to products returned by customers. Product sales are made principally to clinics, drug distributors and wholesalers, hospitals and hospital buying groups in the United States. The Company does not require collateral from its customers.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include bank demand deposits, certificates of deposit and, as of December 31, 1996, an interest in a money market fund which invests primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant risk.

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EQUITY INVESTMENTS

    The Company has classified an investment in marketable securities as "available for sale." Such investment, costing $167,000, is recorded at fair value of $74,000 at December 31, 1997, with unrealized holding gains and losses reported as a separate component of stockholders' equity.

    Equity investments in securities without readily determinable fair value are either expensed upon acquisition or carried at cost, depending upon management's estimate of the near term viability of the investee and underlying net assets.

INVENTORIES

    Inventories are stated at the lower of cost (using first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
Raw materials..............................................................  $     235  $     254
Work in process............................................................        720         --
Finished goods.............................................................        473      1,320
                                                                             ---------  ---------
                                                                             $   1,428  $   1,574
                                                                             ---------  ---------
                                                                             ---------  ---------

    The Company's primary pharmaceutical bulk materials must be purified at a United States Food and Drug Administration (FDA) approved facility that meets stringent Good Manufacturing Practices standards. The Company currently engages a single vendor to perform this manufacturing process using Company-owned equipment located at the vendor's site and also has contracted with a separate vendor to manufacture the Nipent-Registered Trademark- finished dosage at its approved facility. Although there are a limited number of vendors who may be qualified to perform these services, management believes that other vendors could be engaged to provide similar services on comparable terms. In addition, the Company stores the majority of its bulk raw materials at a single storage location. The time required to locate and qualify other vendors or replace lost bulk inventory, however, could cause a delay in manufacturing that could potentially be financially and operationally disruptive to the Company.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation of building, equipment and furniture and fixtures is provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to thirty one years. Manufacturing equipment is amortized to cost of sales on a units-manufactured basis expected to approximate six years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives using the straight-line method.

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property, plant and equipment consist of the following at December 31 (in thousands):

                                                                                1997       1996
                                                                              ---------  ---------
Land and building...........................................................  $   1,666  $      --
Equipment...................................................................        707        187
Furniture and fixtures......................................................        930        468
                                                                              ---------  ---------
Total property and equipment................................................      3,303        655
Less: accumulated depreciation and amortization.............................       (397)      (244)
                                                                              ---------  ---------
Property, plant and equipment, net..........................................  $   2,906  $     411
                                                                              ---------  ---------
                                                                              ---------  ---------

DEVELOPED TECHNOLOGY

    Developed technology is being amortized to cost of sales on a units-manufactured basis over a period expected to approximate six years. Recoverability of developed technology is periodically assessed based upon expected future cash flows of the related product.

SEGMENT INFORMATION

    The Company's major customers include four buying groups. The percentage of sales of each of these major customers to total consolidated sales for 1997 and 1996 were:

                                                                              YEARS ENDED DECEMBER
                                                                                      31,
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
Customer A..................................................................       16.4%       8.3%
Customer B..................................................................       12.4       16.7
Customer C..................................................................       11.2       11.7
Customer D..................................................................       10.0       36.3
All others..................................................................       50.0       27.0
                                                                              ---------  ---------
Total.......................................................................      100.0%     100.0%
                                                                              ---------  ---------
                                                                              ---------  ---------

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
BASIC LOSS PER SHARE

    The following table sets forth the computation of basic loss per share (in thousands, except for per share amounts):

                                                                               YEARS ENDED DECEMBER   NINE MONTHS
                                                                                        31,              ENDED
                                                                               ---------------------  DECEMBER 31,
                                                                                  1997       1996         1995
                                                                               ----------  ---------  ------------
Numerator for basic loss per share--loss available for common stockholders...  $  (15,996) $  (8,758)  $   (2,729)
Denominator for basic loss per share--weighted average shares outstanding....      18,765     15,961       12,629
                                                                               ----------  ---------  ------------
                                                                               ----------  ---------  ------------
Basic loss per share.........................................................  $    (0.85) $   (0.55)  $    (0.22)
                                                                               ----------  ---------  ------------
                                                                               ----------  ---------  ------------

    As the Company has reported operating losses each period since its inception, the effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, diluted loss per share is not presented.

STOCK-BASED COMPENSATION

    As permitted by Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation," the Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not record compensation expense for stock option grants to employees and outside directors when the exercise price equals or exceeds the market price of the Company's common stock on the date of grant.

RECLASSIFICATIONS

    Certain prior year amounts, as well as amounts reported in Forms 10-Q filed in 1997, have been reclassified to conform to the current year's presentation.

2. RELATED PARTY TRANSACTIONS

    The Company has entered into consulting agreements with two stockholders, both of whom are directors of the Company. In August 1997, the Company advanced $240,000 to one director/stockholder as payment for services under his agreement for the ensuing two years. Of total payments of $423,000 made to him in 1997, $223,000 has been included in general and administrative expenses and $200,000 is included in "Due from related parties" at December 31, 1997. Payments under these agreements totaled $127,000 for the year ended December 31, 1996, and $91,000 for the nine months ended December 31, 1995, and are included in general and administrative expenses.

    Three directors/stockholders and one director are directors of a privately-held company conducting research and development work partially funded by SuperGen. SuperGen has provided research funding of $325,000 for the year ended December 31, 1997, $248,000 for the year ended December 31, 1996, and $182,000 for the nine months ended December 31, 1995. In addition, SuperGen holds an 8% ownership interest in this company at December 31, 1997, which is carried at no value.

                                 SUPERGEN, INC.

2. RELATED PARTY TRANSACTIONS (CONTINUED)
    At December 31, 1997, the Company owned 10% of another privately-held company performing research and development work for SuperGen as well as selling SuperGen certain research supplies. Research payments to this company totaled $464,000 for the year ended December 31, 1997, $287,000 for the year ended December 31, 1996, and $131,000 for the nine months ended December 31, 1995. An amount due of $175,000 at December 31, 1996, is included in "Due to related parties" in the accompanying balance sheets. The Company's investment in this company is carried at no value.

    Five directors/stockholders are directors and stockholders of a privately-held development stage biotechnology company, headquartered in Israel. In June 1997, the Company made an equity investment of $500,000 in this company's preferred stock, which represents less than 1% of the outstanding shares and is carried at cost. Effective November 1997, the Company leased approximately one-third of the laboratory square footage at the SuperGen Pharmaceutical Research Institute to this company for $3,000 per month for three years, plus its pro-rata share of specified common expenses. The Company also completed certain building and laboratory improvements and purchased furniture on behalf of this company for a total of approximately $750,000, which is to be reimbursed. As of December 31, 1997, $450,000 was unpaid and is included in "Due from related parties." An amount due this company of $156,500 at December 31, 1996, is included in "Due to related parties" in the accompanying balance sheets.

    In November 1996, the Company paid $250,000 for approximately 4% of the ownership interest in a privately held development stage biopharmaceutical company. At that time, two directors/stockholders were directors of this company. The Company's investment in this company is carried at no value.

    In connection with the resignation of one of its officers and founders, the Company recorded $187,500 in general and administrative expenses in the accompanying statement of operations for the nine months ended December 31, 1995, of which $131,250 was paid in 1996.

3. STOCKHOLDERS' EQUITY

COMMON STOCK

    In March 1996, the Company completed an initial public offering and issued 3,500,000 shares of common stock, raising net proceeds of approximately $18.6 million. Additional net proceeds of approximately $2.9 million were received in April 1996 from the issuance of 524,302 shares in connection with the exercise of the underwriter's overallotment option.

    In June 1997, the Company finalized an agreement with Tako Ventures, LLC, an investment entity controlled by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement of the Company's common stock. Under this agreement, the investment entity purchased 1,700,000 unregistered shares of common stock in July 1997 for $15.3 million and was issued an option, which it exercised in November 1997, to purchase an additional 850,000 shares of common stock at $9.00 per share. In connection with the purchases of stock under this agreement, the investment entity received warrants to acquire up to an additional 1,275,000 shares of common stock at $13.50 per share. Such warrants will expire in June 2007.

    In August 1997, the Company executed a definitive agreement with Israel Chemicals Ltd. ("ICL"), its largest stockholder at that time, and repurchased 740,000 of the 2,571,000 shares of common stock then held by ICL for $10.63 per share, or a total of $7.9 million, plus transaction costs. Under the terms of the

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
agreement, ICL relinquished all of its international marketing rights to SuperGen products and released SuperGen from all residual obligations remaining from ICL's strategic investment in the Company.

    In August 1997, the Company closed a private placement of unregistered common shares for approximately $9.8 million. The Company issued a total of 888,907 shares for this placement in September 1997 and October 1997.

    In September 1997, the Company issued 183,458 unregistered shares of its common stock to acquire exclusive worldwide rights to a patented anticancer compound (see Note 5).

    In September 1996, the Company issued 71,813 unregistered shares of its common stock in partial consideration of its acquisition of Nipent-Registered Trademark- (see Note 5).

WARRANTS

    At December 31, 1997, warrants to purchase the following shares of the Company's common stock were outstanding:

                     EXERCISE
NUMBER OF SHARES       PRICE       ISSUE DATE     EXPIRATION DATE
-----------------  -------------  -------------  -----------------
       164,736       $    5.00           1995             2000
     3,853,877            9.00           1996             2001
       330,000            7.20           1996             2001
     1,275,000           13.50           1997             2007

    In addition, upon exercise, the holders of the warrants to purchase 330,000 shares will receive an additional warrant to acquire 330,000 shares at $9.00 per share, which warrant will expire in 2001. The $5.00 and $9.00 warrants are redeemable by the Company for $0.25 each upon thirty days written notice, if the closing bid price exceeds $10.00 and $18.00, respectively, for specified periods of time. Of the $13.50 warrants, 775,000 may be redeemed for $0.25 upon thirty days written notice if the market price of the common stock exceeds $27.00 for a specified period of time.

4. STOCK OPTION PLANS

    There are 3,800,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under the Company's stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by the Company's Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The Board of Directors has approved an increase in the number of shares authorized for issuance upon the grant of stock options of 750,000 shares, which are included in the total of 3,800,000 above. This increase in the number of shares authorized for issuance under the 1993 Stock Option Plan is subject to stockholder approval. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

                                 SUPERGEN, INC.

4. STOCK OPTION PLANS (CONTINUED)

    A summary of the Company's stock option activity and related information follows:

                                                                                 OPTIONS OUTSTANDING
                                                                ------------------------------------------------------
                                                                             WEIGHTED
                                                                              AVERAGE                WEIGHTED AVERAGE
                                                                NUMBER OF    EXERCISE     OPTIONS      FAIR VALUE AT
                                                                  SHARES       PRICE     EXERCISABLE    GRANT DATE
                                                                ----------  -----------  ----------  -----------------
Balance at April 1, 1995......................................     426,000   $    1.53
Granted at fair value.........................................     375,000        4.19                        2.55
Forfeited.....................................................      (8,550)       3.00
                                                                ----------
Balance at December 31, 1995..................................     792,450        2.80      347,949
Granted at fair value.........................................   1,058,000        7.21                        4.45
Granted at greater than fair value............................     120,000        2.80                        2.80
Exercised.....................................................      (8,450)       1.30
Forfeited.....................................................     (56,000)       5.17
                                                                ----------
Balance at December 31, 1996..................................   1,906,000        5.46      882,062
Granted at fair value.........................................     949,000       14.65                        7.53
Exercised.....................................................    (161,250)       3.38
Forfeited.....................................................     (51,686)      11.50
                                                                ----------
Balance at December 31, 1997..................................   2,642,064        8.77    1,384,425
                                                                ----------
                                                                ----------

    Information concerning the options outstanding at December 31, 1997 is as follows:

                                                                 OPTIONS OUTSTANDING
                                                        --------------------------------------    OPTIONS EXERCISABLE
                                                                                   WEIGHTED     -----------------------
                                                                     WEIGHTED       AVERAGE                  WEIGHTED
                                                                      AVERAGE      REMAINING                  AVERAGE
                                                                     EXERCISE     CONTRACTUAL     NUMBER     EXERCISE
RANGE                                                     NUMBER       PRICE         LIFE       EXERCISABLE    PRICE
------------------------------------------------------  ----------  -----------  -------------  ----------  -----------
$0.135 to $3.00.......................................     451,583   $    1.80          6.33       353,944   $    1.54
  3.01 to 6.00........................................     991,481        5.50          7.62       635,127        5.54
  6.01 to 11.00.......................................     100,000       10.17          8.64        59,167       10.41
 11.01 to 15.00.......................................     559,500       13.20          8.78       214,729       12.77
 15.01 to 17.50.......................................     539,500       15.76          9.90       121,458       15.47
                                                        ----------                              ----------
$0.135 to $17.50......................................   2,642,064        8.77          8.15     1,384,425        6.72
                                                        ----------                              ----------
                                                        ----------                              ----------

    Pro forma information regarding net loss and net loss per share is required by FASB Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair

                                 SUPERGEN, INC.

4. STOCK OPTION PLANS (CONTINUED)
value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                                YEARS ENDED DECEMBER
                                                                                        31,
                                                                                --------------------   NINE MONTHS ENDED
                                                                                  1997       1996      DECEMBER 31, 1995
                                                                                ---------  ---------  -------------------
Risk-free interest rate.......................................................       6.34       6.02            6.07
Dividend yield................................................................         --         --              --
Expected volatility...........................................................        0.6        0.7             0.7
Expected life (in years)......................................................        4.4        4.6             5.2

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting requirements and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                          YEARS ENDED DECEMBER
                                                                                  31,
                                                                         ----------------------  NINE MONTHS ENDED
                                                                            1997        1996     DECEMBER 31, 1995
                                                                         ----------  ----------  -----------------
Pro forma net loss (in thousands)......................................  $  (18,332) $  (10,293)     $  (3,013)
Pro forma loss per share...............................................       (0.98)      (0.64)         (0.24)

    As the Company adopted Statement No. 123 in 1996, it has only reflected the pro forma effect on net loss for options granted after March 31, 1995. Accordingly, the pro forma disclosures that result from applying Statement No. 123 are not indicative of future pro forma amounts because the Statement has not been applied to all outstanding, non vested awards.

5. ACQUISITION OF TECHNOLOGY AND RELATED ASSETS

    In September 1996, the Company purchased from Warner-Lambert Company ("Warner-Lambert") the exclusive rights to the anticancer drug Pentostatin (the "Drug"--trade name Nipent-Registered Trademark-) for the United States, Canada and Mexico. The Company also acquired certain assets pertaining to the Drug, including all of Warner-Lambert's crude concentrate form of the Drug and certain of its finished goods inventory; the trademarks, patents and data relating to the manufacture of the Drug; the U.S. New Drug Application relating to the Drug (including two Orphan Drug Designations); the Canadian New Drug Submission; and certain clinical studies. In September 1996, the Company paid consideration of $2,073,000 in cash and $1,000,000 in unregistered restricted shares of common stock of the Company (which constituted 71,813 shares of such stock, and which was valued at $700,000 for accounting purposes). Furthermore, the Company paid Warner-Lambert an additional $500,000 in cash in December 1997 upon the FDA's

                                 SUPERGEN, INC.

5. ACQUISITION OF TECHNOLOGY AND RELATED ASSETS (CONTINUED) approval of the Company's supplemental NDA (permitting the Company to sell the Drug purified from the crude concentrate at the Company's designated manufacturing facilities). Of the total consideration of $3,273,000, $1,561,000 was allocated to inventory, including $250,000 to raw materials inventory, $1,270,000 to developed technology, which is being amortized to manufacturing costs of the Drug, and $442,000 as a charge for the acquisition of in-process research and development.

    In January 1997, the Company purchased from Immunex Corporation ("Immunex") the rights to Immunex's version of the generic anticancer drug etoposide. The acquisition included the Abbreviated New Drug Application, Immunex's inventory of the product, records relating to the production of etoposide, and data, information and know-how relating to the manufacture, testing, storage and regulatory status of etoposide. The Company paid approximately $1,315,000 in cash of which $334,000 was allocated to inventory and $150,000 was allocated to developed technology. The remainder of the purchase price was recorded as charge for the acquisition of in-process research and development.

    In May 1997, the Company entered into a supply agreement for an ongoing source of bulk paclitaxel, an anticancer drug currently sold by Bristol-Myers Squibb Company under the tradename Taxol-Registered Trademark-. Under this agreement, the Company will provide funding up to $1,000,000 to the supplier during its GMP development process and FDA inspection period. Of this amount, $400,000 was paid and expensed to research and development in 1997 and the remainder will be due upon the supplier's achievement of specified milestones. Subsequent to FDA approval of both the supplier's production facility and of the Company's Abbreviated New Drug Application for its bulk paclitaxel product, the supplier will provide the Company with bulk paclitaxel. The Company has established a $1,000,000 letter of credit on behalf of the supplier, which, along with milestone payments, is to be applied to purchase specific quantities of bulk paclitaxel.

    In September 1997, the Company acquired exclusive worldwide rights to a patented anticancer compound ("the Compound") from the Stehlin Foundation for Cancer Research ("Stehlin"). The Company paid consideration of $2,500,000 in shares of its common stock (which constituted 183,458 shares of such stock, was valued at $1,875,000 for accounting purposes and was recorded as a charge for the acquisition of in-process research and development). The Company also agreed to make monthly cash payments to Stehlin of $100,000 until the date of FDA marketing approval of the Compound or for four years, whichever comes first. In 1997, the Company paid a total of $600,000 to Stehlin, of which $400,000 was charged to research and development and $200,000 is included in prepaid expenses at December 31, 1997. The Company's agreement with Stehlin also calls for additional payments in Company common stock upon the achievement of specified milestones and royalties on any product sales.

    In December 1997, the Company entered into an agreement to acquire certain intellectual property rights related to a compound in development in exchange for $1,000,000 in shares of unregistered common stock of the Company (which was valued at $750,000 for accounting purposes) and $50,000 in cash, all of which has been recorded as in-process research and development.

                                 SUPERGEN, INC.

6. COMMITMENTS AND CONTINGENCIES

    The Company leases its facilities under noncancelable operating leases, each of which may be renewed for one period of five years. Future minimum rentals under all noncancelable operating leases with terms greater than one year are as follows (in thousands):

               YEAR ENDING DECEMBER
               31,
               --------------------
               1998................     $   248
               1999................         248
               2000................         237
               2001................         220
               2002................           7
                                          -----
                                        $   960
                                          -----
                                          -----

    Rent expense was $155,000, $335,000, and $83,000 for the year ended December 31, 1997, the year ended December 31, 1996, and the nine months ended December 31, 1995, respectively.

    The Company maintains an employment contract with one key employee requiring payments of $350,000 in 1998.

    The Company also has entered into technology license agreements allowing the Company access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 1997.

    The Company has also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies.

7. INCOME TAXES

    The significant components of the Company's deferred tax assets at December 31 are as follows (in thousands):

                                                                                                 1997       1996
                                                                                              ----------  ---------
Net operating loss carryforwards............................................................  $   10,700  $   5,875
Purchased in-process technology.............................................................       2,000        425
Research and development credit carryforwards...............................................         700        425
Capitalized research and development........................................................         600        450
Other.......................................................................................         100        175
                                                                                              ----------  ---------
Total deferred tax assets...................................................................      14,100      7,350
Valuation allowance.........................................................................     (14,100)    (7,350)
                                                                                              ----------  ---------
Net deferred tax assets.....................................................................  $       --  $      --
                                                                                              ----------  ---------
                                                                                              ----------  ---------

                                 SUPERGEN, INC.

7. INCOME TAXES (CONTINUED)
    The valuation allowance increased by $3,520,000 during the year ended December 31, 1996 and by $1,072,000 during the nine months ended December 31, 1995.

    As of December 31, 1997 the Company has net operating loss carryforwards for federal income tax purposes of approximately $29,500,000 expiring in the years 2008 through 2012, and net operating losses for state income tax purposes of approximately $13,000,000 expiring principally in the years 1998 through 2002. At December 31, 1997, the Company had research and development credit carryforwards for federal income tax purposes of approximately $500,000 which expire in the years 2009 through 2012.

    Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

8. EMPLOYEE BENEFIT PLAN

    In December 1996, the Company adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with over six months of service. The Company may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, up to 3% of each participant's annual compensation. The Company's expense under the 401(k) Plan was approximately $97,000 in 1997 and $24,000 in 1996.

9. UNAUDITED STATEMENT OF OPERATIONS AND STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 1994

                            STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                NINE MONTHS ENDED
                                                                                                DECEMBER 31, 1994
                                                                                                ------------------
                                                                                                   (UNAUDITED)
Contract revenues from related parties........................................................      $       95
Operating expenses:
  Research and development....................................................................           2,017
  Sales and marketing.........................................................................             144
  General and administrative..................................................................             511
                                                                                                       -------
    Total operating expenses..................................................................           2,672
                                                                                                       -------
Loss from operations..........................................................................          (2,577)
Interest income...............................................................................              76
                                                                                                       -------
Net loss......................................................................................      $   (2,501)
                                                                                                       -------
                                                                                                       -------
Basic loss per share..........................................................................      $     (.21)
                                                                                                       -------
                                                                                                       -------
Weighted average shares used in basic loss per share calculation..............................          11,797
                                                                                                       -------
                                                                                                       -------

                                 SUPERGEN, INC.

9. UNAUDITED STATEMENT OF OPERATIONS AND STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 (CONTINUED)
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                NINE MONTHS ENDED
                                                                                                DECEMBER 31, 1994
                                                                                                ------------------
                                                                                                   (UNAUDITED)
Operating activities
  Net loss....................................................................................      $   (2,501)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................................              33
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets...............................................            (248)
      Other assets............................................................................             (30)
      Accounts payable and accrued liabilities................................................              (7)
                                                                                                       -------
Net cash used in operating activities.........................................................          (2,753)
Investing activities
  Purchase of property and equipment..........................................................             (77)
Financing activities
  Issuance of common stock....................................................................           3,990
                                                                                                       -------
Net increase in cash..........................................................................           1,160
Cash at beginning of period...................................................................           1,893
                                                                                                       -------
Cash at end of period.........................................................................      $    3,053
                                                                                                       -------
                                                                                                       -------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of March, 1998.

                                SUPERGEN, INC.

                                By:             /s/ JOSEPH RUBINFELD
                                     -----------------------------------------
                                                  Joseph Rubinfeld
                                       CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                      DIRECTOR

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer,
     /s/ JOSEPH RUBINFELD         President and Director
------------------------------    (Principal Executive        March 16, 1998
      (Joseph Rubinfeld)          Officer)

   /s/ HENRY C. SETTLE, JR.     Chief Financial Officer
------------------------------    (Principal Financial and    March 17, 1998
    (Henry C. Settle, Jr.)        Accounting Officer)

     /s/ DAVID M. FINEMAN
------------------------------  Director                      March 17, 1998
      (David M. Fineman)

   /s/ J. GREGORY SWENDSEN
------------------------------  Director                      March 17, 1998
    (J. Gregory Swendsen)

       /s/ DENIS BURGER
------------------------------  Director                      March 17, 1998
        (Denis Burger)

      /s/ JULIUS A. VIDA
------------------------------  Director                      March 17, 1998
       (Julius A. Vida)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ DANIEL ZURR
------------------------------  Director                      March 18, 1998
        (Daniel Zurr)

------------------------------  Director                      March ___, 1998
    (Lawrence J. Ellison)

                                 SUPERGEN, INC.
                               INDEX TO EXHIBITS

    EXHIBIT                                                                                          SEQUENTIALLY
    NUMBER       DESCRIPTION OF DOCUMENT                                                             NUMBERED PAGE
---------------  --------------------------------------------------------------------------------  -----------------
        (f)3.17  Certificate of Incorporation of the Registrant.

            3.2  Bylaws, as amended, of the Registrant.

            4.1  Specimen Common Stock Certificate.

         (a)4.2  Form of Representative's Warrant.

         (a)4.3  Form of Warrant Agreement (including form of Common Stock Purchase Warrant).

        (l)10.1  Form of Indemnification Agreement between the Registrant and each of its directors and officers.

        (i)10.2  1993 Stock Option Plan, as amended and restated and forms of stock option agreements thereunder.

        (i)10.3  1996 Directors' Stock Option Plan, as amended effective February 3, 1997, and form of stock option agreement thereunder.

        (c)10.4  Employees and Consultants Stock Option Agreement/Plan.

     (b)(m)10.5  Patent Royalty Agreement dated June 30, 1992 between the Registrant and
                   Progenics, Inc.

     (b)(m)10.6  Patent License and Royalty Agreement dated August 30, 1993 between the
                   Registrant and The Jackson Laboratory.

     (b)(m)10.7  Worldwide License Agreement dated March 1, 1994 between the Registrant and
                   Janssen Biotech, N.V.

     (b)(m)10.8  Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex
                   Inc.

     (b)(m)10.9  Patent License and Royalty Agreement dated November 15, 1993 between the
                   Registrant and The Long Island Jewish Medical Center.

    (b)(m)10.10  License Agreement dated February 1, 1995 between the Registrant and Pharmos
                   Corporation.

       (b)10.11  Research and License Agreement dated August 1, 1993 between the Registrant and
                   Amur Research Corp.

       (i)10.12  Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel
                   Chemicals, Ltd. ("ICL") and the Registrant.

          10.13  First Amendment to Common Stock Sale/Repurchase Agreement between ICL and the
                   Registrant dated November 12, 1997.

          10.14  Amended and Restated Employment, Confidential Information and Invention
                   Assignment Agreement dated January 1, 1998 between the Registrant and Joseph
                   Rubinfeld.

       (b)10.15  Form of Consulting Agreement between the Registrant and J. Gregory Swendsen and
                   David M. Fineman.

       (b)10.16  Consulting Agreement between the Registrant and Vida International
                   Pharmaceutical Consultants.

       (d)10.17  Purchase and Sale Agreement dated as of September 30, 1996 between the
                   Registrant and Warner-Lambert Company, a Delaware corporation.

    EXHIBIT                                                                                          SEQUENTIALLY
    NUMBER       DESCRIPTION OF DOCUMENT                                                             NUMBERED PAGE
---------------  --------------------------------------------------------------------------------  -----------------
    (e)(m)10.18  Asset Purchase Agreement dated January 15, 1997 between the Registrant and
                   Immunex Corporation, a Washington corporation.

       (e)10.19  Standard Offer, Agreement and Escrow Instructions for Purchase of Real Estate
                   (Non-Residential) dated December 11, 1996 between the Registrant and The
                   Ashwill Trust, established November 8, 1989.

       (e)10.20  Bishop Ranch Business Park Building Lease dated October 14, 1996 between the
                   Registrant and Annabel Investment Company, a California partnership.

    (g)(m)10.21  License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April 11, 1997.

    (g)(m)10.22  Nonexclusive Supply Agreement between the Registrant and Yunnan Hande
                   Technological Development Co. Ltd. dated May 7, 1997.

       (g)10.23  Assignment and Assumption Agreement between the Registrant and R&S, LLC, dated
                   April 17, 1997.

       (h)10.24  Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17,
                   1997 among the Registrant, Tako Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison.

       (j)10.25  Form of Common Stock Purchase Agreement among the purchasers and the Registrant dated August 29, 1997.

    (j)(m)10.26  License Agreement between Stehlin Foundation for Cancer Research and the
                   Registrant dated September 3, 1997.

       (j)10.27  Letter Agreement dated August 13, 1997 between the Registrant and South Bay
                   Construction, Inc.

    (k)(m)10.28  Supply Agreement dated October 20, 1997 between the Registrant and
                   Warner-Lambert Company.

       (l)10.29  Standard Industrial/Commercial Multi-Tenant Lease dated October 13, 1997 between
                   R&S, LLC and Quark Biotech, Inc.

           23.1  Consent of Ernst & Young LLP, Independent Auditors.

           27.1  Financial Data Schedule.

------------------------

(a) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission January 18, 1996.

(b) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission February 26, 1996.

(c) Incorporated by reference from the Registrant's Report on Form S-8 filed with the Securities and Exchange Commission on July 1, 1996.

(d) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

(e) Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

(f) Incorporated by reference from the Registrant's Proxy Statement filed with the Securities and Exchange Commission on April 25, 1997.

(g) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997.

(h) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1997.

(i) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997.

(j) Incorporated by reference from Amendment No. 2 on Form S-3 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission October 6, 1997.

(k) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 1997.

(l) Incorporated by reference from Amendment No. 3 on Form S-3 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission November 5, 1997.

(m) Confidential treatment has been previously granted for certain portions of these exhibits.