Form 10-Q
period 1998-03-31
SUPERGEN INC
filed 1998-05-07
CIK 919722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.

             (exact name of registrant as specified in its charter)

                  DELAWARE                             91-1841574
      (State or other jurisdiction of         (IRS Employer Identification
       incorporation or organization)                    Number)

  TWO ANNABEL LANE, SUITE 220, SAN RAMON,                 94583
                 CALIFORNIA                            (Zip Code)
  (Address of principal executive offices)

                                 (925) 327-0200
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of April 20, 1998, was 20,348,717.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I  FINANCIAL INFORMATION

  Item 1--Financial Statements

      Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997............................            3

      Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997...            4

      Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31,
       1998.............................................................................................            5

      Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997...            6

      Notes to Consolidated Financial Statements........................................................            7

  Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.........           10

PART II  OTHER INFORMATION

  Item 5--Use of Proceeds...............................................................................           15

  Item 6--Exhibits and Reports on Form 8-K..............................................................           15

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                          MARCH 31,   DECEMBER 31,
                                                                                             1998         1997
                                                                                          ----------  ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.............................................................  $   18,237   $   23,326
  Marketable securities.................................................................       2,033           --
  Accounts receivable, net..............................................................         417          303
  Inventories...........................................................................       1,191        1,428
  Due from related parties..............................................................         589          570
  Prepaid expenses and other current assets.............................................         735          493
                                                                                          ----------  ------------
    Total current assets................................................................      23,202       26,120

Property, plant and equipment, net......................................................       3,202        2,906
Developed technology at cost, net.......................................................       1,289        1,289
Marketable securities...................................................................          43           74
Investment in preferred stock of related party..........................................         500          500
Due from related party..................................................................          50           80
Other assets............................................................................          37           42
                                                                                          ----------  ------------
    Total assets........................................................................  $   28,323   $   31,011
                                                                                          ----------  ------------
                                                                                          ----------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..............................................  $    2,034   $    1,243
  Allowance for product returns.........................................................         275          239
  Accrued compensation and related expenses.............................................         251          212
  Amount due under asset purchase agreement.............................................          --          750
                                                                                          ----------  ------------
    Total current liabilities...........................................................       2,560        2,444

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding.......          --           --
  Common stock, $.001 par value; 40,000,000 shares authorized; 20,347,717 and 20,177,696 shares issued and outstanding at March 31, 1998 and December 31, 1997,
    respectively........................................................................      70,036       68,976
  Accumulated other comprehensive loss..................................................        (128)         (93)
  Accumulated deficit...................................................................     (44,145)     (40,316)
                                                                                          ----------  ------------
    Total stockholders' equity..........................................................      25,763       28,567
                                                                                          ----------  ------------
    Total liabilities and stockholders' equity..........................................  $   28,323   $   31,011
                                                                                          ----------  ------------
                                                                                          ----------  ------------

                            See accompanying notes.

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH
                                                                                                   31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
Net sales.............................................................................  $        758  $        425

Operating expenses:
  Cost of sales.......................................................................           325           326
  Research and development............................................................         2,777         1,536
  Sales and marketing.................................................................           642           296
  General and administrative..........................................................         1,135           598
  Acquisition of in-process research and development..................................            --           831
                                                                                        ------------  ------------
    Total operating expenses..........................................................         4,879         3,587
                                                                                        ------------  ------------
Loss from operations..................................................................        (4,121)       (3,162)
Interest income.......................................................................           292           140
                                                                                        ------------  ------------
Net loss..............................................................................  $     (3,829) $     (3,022)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Basic loss per share..................................................................  $      (0.19) $      (0.18)
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted average shares used in basic loss per share calculation......................        20,235        16,938
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            See accompanying notes.

                                 SUPERGEN, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  ACCUMULATED
                                                                     OTHER
                                                                 COMPREHENSIVE   ACCUMULATED    COMMON
                                                                     LOSS          DEFICIT       STOCK      TOTAL
                                                                ---------------  ------------  ---------  ---------
Balances at January 1, 1998...................................     $     (93)     $  (40,316)  $  68,976  $  28,567
Comprehensive loss:
  Net loss....................................................                        (3,829)                (3,829)
  Other comprehensive loss
    Unrealized loss on investments............................           (35)                                   (35)
                                                                                                          ---------
Comprehensive loss............................................                                               (3,864)
Common stock issued...........................................                                       890        890
Stock options granted to consultants..........................                                       170        170
                                                                       -----     ------------  ---------  ---------
Balances at March 31, 1998....................................     $    (128)     $  (44,145)  $  70,036  $  25,763
                                                                       -----     ------------  ---------  ---------
                                                                       -----     ------------  ---------  ---------

                            See accompanying notes.

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Operating activities:
  Net loss..................................................................................  $  (3,829) $  (3,022)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...........................................................         80         57
    Stock options granted to consultants....................................................        170         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................................................       (114)        (2)
      Inventories...........................................................................        237         (6)
      Prepaid expenses and other assets.....................................................       (253)      (236)
      Accounts payable, accrued compensation, and other liabilities.........................        866       (167)
      Due from related parties..............................................................         11       (127)
                                                                                              ---------  ---------
Net cash used in operating activities.......................................................     (2,832)    (3,503)
Investing activities:
  Purchases of marketable securities........................................................     (2,021)        --
  Purchase of property and equipment........................................................       (376)      (440)
  Acquisition of developed technology.......................................................         --       (150)
                                                                                              ---------  ---------
Net cash used in investing activities:......................................................     (2,397)      (590)
Financing activities:
  Issuance of common stock and warrants.....................................................        140        110
                                                                                              ---------  ---------
Net cash provided by financing activities...................................................        140        110
                                                                                              ---------  ---------
Net decrease in cash and cash equivalents...................................................     (5,089)    (3,983)
Cash and cash equivalents at beginning of period............................................     23,326     13,915
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $  18,237  $   9,932
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1997 and in accordance with the instructions to Form 10-Q. The consolidated financial statements include the accounts of two wholly owned subsidiaries, which are immaterial. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the periods presented. Certain prior year amounts have been reclassified to conform to the current period's presentations. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K.

NOTE 2.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with maturities of three months or less and an interest in money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant risk.

    Marketable securities consist of corporate or government debt securities that have a readily ascertainable market value and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in equity.

    The following is a summary of available-for-sale securities as of March 31, 1998:

                                                                                                GROSS
                                                                                 AMORTIZED   UNREALIZED    ESTIMATED
                                                                                   COST        LOSSES     FAIR VALUE
                                                                                -----------  -----------  -----------
U.S. corporate debt securities................................................   $   8,015    $      (3)   $   8,012
U.S. government debt securities...............................................       2,005           (1)       2,004
Equity security...............................................................         167         (124)          43
                                                                                -----------  -----------  -----------
    Total.....................................................................   $  10,187    $    (128)   $  10,059
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

                                                                                                GROSS
                                                                                 AMORTIZED   UNREALIZED    ESTIMATED
                                                                                   COST        LOSSES     FAIR VALUE
                                                                                -----------  -----------  -----------
Amounts included in cash and cash equivalents.................................   $   7,984    $      (1)   $   7,983
Marketable securities, current................................................       2,036           (3)       2,033
Amounts included in marketable securites, non-current.........................         167         (124)          43
                                                                                -----------  -----------  -----------
    Total.....................................................................   $  10,187    $    (128)   $  10,059
                                                                                -----------  -----------  -----------
                                                                                -----------  -----------  -----------

                                 SUPERGEN, INC.

                                 MARCH 31, 1998

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED) Available-for-sale securities at March 31, 1998, by contractual maturity, are shown below:

                                                                                      ESTIMATED
                                                                                     FAIR VALUE
                                                                                     -----------
Due in one year or less............................................................   $   9,013
Due after one year through three years.............................................       1,003
                                                                                     -----------
                                                                                         10,016
Equity security....................................................................          43
                                                                                     -----------
                                                                                      $  10,059
                                                                                     -----------
                                                                                     -----------

    Realized gains and losses for the three months ended March 31, 1998 were not material. The Company held no marketable securities at any time in the three months ended March 31, 1997.

NOTE 3.  INVENTORIES

    Inventories consisted of (in thousands):

                                                            MARCH 31, 1998   DECEMBER 31, 1997
                                                            ---------------  -----------------
Raw material..............................................     $     234         $     235
Work in process...........................................           384               720
Finished goods............................................           573               473
                                                                  ------            ------
                                                               $   1,191         $   1,428
                                                                  ------            ------
                                                                  ------            ------

NOTE 4.  RELATED PARTY TRANSACTION

    Three directors/stockholders and one director are directors of a privately-held company conducting research and development work partially funded by the Company. In February 1998, Supergen paid $200,000 for shares of this company's preferred stock, which increased Supergen's ownership interest in this company from approximately 8% to 9%. The entire cost of the ownership interest has been charged to research and development expense.

NOTE 5.  COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components; however, the adoption of the Statement had no impact on the Company's net loss or stockholders' equity. Unrealized gains and losses on the Company's available-for-sale securities which, prior to adoption of Statement No. 130, were reported separately in stockholders' equity are now included in other comprehensive loss.

    During the first quarters of 1998 and 1997, total comprehensive losses amounted to $3,864,000 and $3,022,000 respectively. There was no other comprehensive loss in the first quarter of 1997.

                                 SUPERGEN, INC.

                                 MARCH 31, 1998

NOTE 6.  BASIC LOSS PER SHARE

    Basic loss per share information is computed using the weighted average number of shares of common stock outstanding during each period. The exercise of options and warrants is not assumed since the result would be antidilutive.

NOTE 7.  ACQUISITION OF TECHNOLOGY AND RELATED ASSETS

    In December 1997, the Company entered into an agreement to acquire certain intellectual property rights related to a compound in development in exchange for $1,000,000 in shares of unregistered common stock of the Company (which was valued at $750,000 for accounting purposes) and approximately $50,000 in cash. The total cost of these rights was charged to in-process research and development in 1997. In the first quarter of 1998, this agreement was finalized and the related liability of $750,000 was reclassified to common stock upon the issuance of the related shares.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING:

    - THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS,

    - FILING FOR AND RECEIVING REGULATORY APPROVALS,

    - ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES,

    - ANTICIPATING THE MARKET OPPORTUNITIES FOR THE COMPANY'S EXTRA AND PROPRIETARY PRODUCTS,

    - DEVELOPING PARTNERSHIP RELATIONSHIPS,

    - INCURRING OPERATING EXPENSES AND LOSSES AND REQUIRING ADDITIONAL CAPITAL, AND

    - INCURRING CAPITAL EXPENDITURES.

    ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

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

    Beginning in late 1996, the Company actively marketed several pharmaceutical products. Sales of Nipent-Registered Trademark- (pentostatin for injection) composed 100% of product sales in the first quarter of 1998 and approximately 85% of product sales in 1997. The Company acquired this proprietary drug, along with associated North American marketing rights from Warner-Lambert Company in 1996. Nipent-Registered Trademark- is indicated for the treatment of Hairy Cell Leukemia and it has Orphan Drug Designation for both chronic lymphocytic leukemia and cutaneous T-cell lymphoma. In December 1997, the Company received governmental approval to sell Nipent-Registered Trademark- manufactured under its own Supplemental New Drug Application. Remaining product sales in 1997 consisted of sales of several generic products purchased in 1997 and 1996. Sales of those generic products are not expected to be significant in 1998 and beyond.

    In September 1997, the Company acquired exclusive worldwide rights to a patented anticancer compound (RFS2000), which is currently in Phase II human trials for pancreatic cancer, the fifth leading cause of cancer death. It has also shown activity against an array of solid tumors in animal and initial human studies with a favorable side effect profile. At the end of 1997, SuperGen filed for governmental approval for its first Extra product, Mito Extra. That filing was accepted for review by the Food and Drug Administration in February 1998. In April, 1998 the Company received governmental approval to market its internally developed generic version of mitomycin. The Company expects to commence sales of mitomycin in June 1998. The Company intends to file for approval for several additional Extra and generic anticancer products over the next several years. Also, the Company has continued development of a proprietary blood cell disorder product for the treatment of aplastic anemia (and other anemias associated with chemotherapy, radiotherapy, and renal failure). SuperGen's proprietary obesity/diabetes pill, which has shown promise in early preclinical and human studies, is currently in Phase II clinical trials for a genetic disorder leading to chronic obesity and is expanding into multi-center Phase I/II trials for Type II diabetes. To date, the Company has received Orphan Drug Designations for its aplastic anemia agent and obesity pill in the treatment of a genetic disorder leading to chronic obesity. The Company has also received a grant from the U.S. government for aplastic anemia clinical trials.

    The Company has incurred losses in each year since its inception and has accumulated approximately $44 million in net losses through March 31, 1998. While the Company's products are being sold in the United States and certain international markets there can be no assurance that revenue from future product sales or other sources will increase or be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

    The Company expects its research and development expenses to increase as a result of expanded clinical trials of Nipent-Registered Trademark-, RFS 2000, the Extra product line and other drugs. The Company expects its marketing and sales expenses to increase as it proceeds with the commercialization of Nipent-Registered Trademark- through its United States direct sales and marketing organization. As of March 31, 1998, the Company had a United States sales team of ten individuals experienced in the sale of pharmaceutical products, with particular emphasis on oncology.

    The Company's future quarterly operating results will depend upon a variety of factors, including:

    - the price, volume and timing of sales of the Company's products,

    - the mix between Nipent-Registered Trademark- sales in the United States and those under a supply agreement for sale outside North America,

    - variations in gross margins of the Company's products, which may be affected by the sales mix referred to above and by competitive pricing pressures,

    - regulatory approvals of new products or expanded labeling of existing products,

    - changes in the Company's level of research and development, including the timing of any expansion of clinical trials, and

    - acquisitions of products or technology.

    In addition, sales of any product in any given period may include a significant amount of orders for inventory by distributors and wholesalers and may not be indicative of actual demand for products by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. The Company expects quarterly operating results to continue to fluctuate in the future.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1997.

    Total revenues were $758,000 in the first quarter of 1998 compared to $425,000 in the first quarter of 1997. The increase in revenue was due primarily to higher sales volumes of Nipent-Registered Trademark- in 1998. Gross margins increased to 57% in the first quarter of 1998 from 23% in the same period in 1997. This increase was due primarily to the lower unit cost of Nipent-Registered Trademark- sold in the first quarter of 1998 compared to the same period in 1997. Most of the Nipent-Registered Trademark- inventory sold in the first quarter of 1998 was manufactured by the Company and had a lower unit cost than that assigned to the Nipent-Registered Trademark- inventory acquired from Warner-Lambert Company. Nipent-Registered Trademark- sales throughout 1997 consisted entirely of inventory acquired from Warner-Lambert Company.

    Research and development expenses were $2,777,000 in the first quarter of 1998 compared to $1,536,000 in the same period in 1997. The principal reasons for the increased expense in 1998 were formulation and development costs for new and existing products, development costs associated with RFS 2000 and costs associated with a higher number of research and development personnel. The Company hired additional research and development personnel to support increased activities in product development and clinical trials management. The cost of the Company's investment in the preferred stock of a related party and costs associated with pre-clinical trials and related laboratory supplies also contributed to the overall increase in research and development expense.

    Sales and marketing expenses were $642,000 in the first quarter of 1998 compared to $296,000 in the same period in 1997. This increase was primarily due to higher costs reflecting the expansion of the sales force from four individuals at March 31, 1997, to ten at March 31, 1998. The Company hired additional sales personnel primarily to market Nipent-Registered Trademark- to additional major cancer centers in the United States. Initiation of media advertising and increased trade show participation also contributed to the higher expense in 1998.

    General and administrative expenses were $1,135,000 in the first quarter of 1998, compared to $598,000 in the same period in 1997. The increase was due principally to costs relating to investor relations, higher facilities and legal costs and somewhat higher salary costs reflecting an increase in administrative staff.

    The Company incurred a charge for the acquisition of in-process research and development of $831,000 in the first quarter of 1997 related to the acquisition of the generic anticancer drug etoposide.

    Interest income was $292,000 in the first quarter of 1998 compared to $140,000 in the same period in 1997 primarily reflecting higher average balances of cash, cash equivalents and marketable securities in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities totaled $20.3 million at March 31, 1998 compared to $23.3 million at December 31, 1997. In January 1998, the Company invested a portion of its cash in a portfolio of highly liquid, short-term marketable securities. The Company believes this will increase the potential return from its available cash reserves and help diversify its portfolio of short-term investments to minimize risk.

    The net cash used in operating activities of $2.8 million in the first quarter of 1998 reflected the net loss for the quarter of $3.8 million, partially offset by an increase in accounts payable. Cash used for purchases of property and equipment was $376,000, principally for equipment, fixtures and other costs associated with the Company's research facility in Pleasanton, California.

    The Company believes that its current cash, cash equivalents and marketable securities will satisfy its budgeted cash requirements for approximately the next fifteen months, based on the Company's current operating plan. The primary planned uses of cash during that period are:

    - funding operations,

    - continuing research and development programs,

    - conducting clinical testing of potential proprietary and Extra-TM-products,

    - commercialization and marketing of any new products or expanded indications for Nipent-Registered Trademark- that may be developed, and

    - acquisition and licensing of additional products or technology.

    The Company is actively considering future contractual arrangements that would require significant financial commitments. If the Company experiences currently unanticipated cash requirements, it could require additional capital prior to the second quarter of 1999. The Company does not anticipate significant capital expenditures for the remainder of 1998.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

    The future operating results of the Company cannot be predicted with any degree of certainty. In assessing potential future outcomes the following factors should be carefully reviewed together with the other information contained in this quarterly report on Form 10-Q.

    - HISTORY OF OPERATING LOSSES: The Company has incurred losses in every fiscal period to date and expects to continue to incur significant operating losses. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development, commercialization and manufacturing of new pharmaceutical products, as well as competition and the burdensome regulatory environment in which the Company operates. The Company has limited experience in each of these areas. There can be no assurance that the Company will ever achieve significant revenues or profitable operations.

    - EARLY STAGE OF DEVELOPMENT OF PROPRIETARY PRODUCTS; UNCERTAINTY OF FINAL PRODUCT DEVELOPMENT: While the Company's proposed proprietary products are in the development rather than the research stage, significant development remains prior to the time any of these proposed products may be brought to market and as a result, there can be no assurance that any of the Company's products currently under development will be successfully developed, receive required governmental regulatory approvals, become commercially viable or achieve market acceptance.

    - PHARMACEUTICAL DEVELOPMENT: While the Company has obtained clearance from the FDA related to its Nipent-Registered Trademark- manufacturing processes, marketing approval for internally developed mitomycin and approval of sources of bulk drugs for certain of its Extra and generic products, it has yet to receive marketing approval for any of its internally developed proprietary products. There can be no assurance that any further manufacturing or marketing approvals will be obtained.

    - ADDITIONAL FINANCING REQUIREMENTS: The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the acquisition, development and commercialization of its products and other activities. Based on the Company's current operating plan, additional funds will be needed after approximately fifteen months. If the Company experiences unanticipated cash requirements during that fifteen month period, the Company could require funds much sooner. Failure to obtain adequate financing in a timely manner would have a material adverse effect on the Company's business, results of operations and cash flows.

    - NEED TO COMPLY WITH GOVERNMENTAL REGULATION AND TO OBTAIN PRODUCT
      APPROVALS: The Company cannot predict with certainty if or when it might submit its products currently under development for regulatory review. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis or at all.

    - PATENTS AND PROPRIETARY TECHNOLOGY: The Company has licenses to or assignments of numerous issued U.S. patents. However, there can be no assurance that the Company's patent position will provide it with significant protection against competitors. Failure to comply with the terms of licenses and agreements could result in loss of the Company's underlying rights to one or more of its potential proprietary products. There can be no assurance that claims against the Company will not be raised in the future based on patents held by others or that, if raised, such claims will not be successful. If the Company becomes involved in any litigation, that process could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

    - COMPETITION: There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sale of products for many of the applications being pursued by the Company. The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. Price erosion is also characteristic of this industry, particularly with regard to products such as the Company's proposed Extra and generic drugs. The Company's competitive position will be affected by many factors, including but not limited to:

       - discoveries by others,

       - the ability of the Company to establish or maintain proprietary positions,

       - the number of competitors,

       - market selling prices and their effects upon the Company's gross margins, and

       - the Company's ability to attract and retain qualified personnel, develop effective proprietary products, implement development and marketing plans, and secure adequate capital resources.

    - MANUFACTURING LIMITATIONS: The Company currently relies on foreign and domestic manufacturers and vendors for Nipent-Registered Trademark-related manufacturing activities, for storage of crude concentrate, for production of certain of its bulk Extra and generic formulations and for production of sufficient quantities of compounds to conduct clinical trials for its proposed proprietary products. Failure of one or more of these manufacturers or vendors to successfully perform could have a material adverse effect upon the Company's business, results of operations and cash flows.

    The above factors are not intended to be inclusive and there are numerous other factors which could contribute to the business risk inherent in the Company's operations. Some of these factors are described in the Company's 1997 Annual Report on Form 10-K. Failure to satisfactorily achieve any of the Company's objectives or avoid any of these risks may have a material adverse effect on the Company's business, results of operations and cash flows.

                                 SUPERGEN, INC.
                           PART II--OTHER INFORMATION

ITEM 5.  USE OF PROCEEDS

    On March 13, 1996, the Company commenced its initial public offering (the "IPO") of 4,025,000 units (a unit consisted of one share of Common Stock $0.001 par value per share, and a warrant to purchase one share of Common Stock at $9.00), including the underwriter's over-allotment option consisting of 525,000 units at a public offering price of $6.00 per unit pursuant to a registration statement on Form S-B (file no. 333-476 LA) filed with the Securities and Exchange Commission. Of the units registered, 4,024,302 were sold. Paulson Investment Company was the managing underwriter of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering and any exercises of the warrants) were $24,146,000. All of the shares registered for the exercise of the warrants have not yet been sold. There were no selling stockholders in the IPO.

    The Company paid underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $2,615,000, and the net proceeds to the Company from the IPO through March 31, 1998, including the subsequent exercise of warrants to purchase common stock, were $23,424,000.

    From March 13, 1996, the effective date of the registration statement, to March 31, 1998, (the Company's fiscal 1998 first quarter end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities.................................  $   1,246,000
Purchase and installation of machinery and equipment...........................        295,000
Purchase of real estate........................................................        744,000
Working capital used in operations.............................................     16,862,000
Repurchase of common stock.....................................................      3,557,000
Purchase of equity investment..................................................        500,000
Acquisition of developed technology............................................        220,000

    None of such payments consisted of direct or indirect payments to directors, officers, owners of more than 10% of the outstanding stock of the Company or affiliates of the Company, with the exception of the payment to repurchase common stock, which was made to a stockholder that, immediately prior to the repurchase, owned more than 10% of the then outstanding common stock of the Company; $279,000 which was paid to director under a consulting agreement and is included in working capital used in operations; and compensation to directors and officers as compensation for services provided to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit No.

       27 Financial Data Schedule--electronic filing only

    (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUPERGEN, INC.

Date: May 6, 1998               By              /s/ JOSEPH RUBINFELD
                                     -----------------------------------------
                                              Joseph Rubinfeld, Ph.D.
                                        CHIEF EXECUTIVE OFFICER, PRESIDENT,
                                     AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER
                                         AND PRINCIPAL FINANCIAL ACCOUNTING
                                                      OFFICER)