Form 10-Q
period 1998-06-30
SUPERGEN INC
filed 1998-08-07
CIK 919722

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             91-1841574
        (State or other jurisdiction          (IRS Employer Identification
     of incorporation or organization)                   Number)

  TWO ANNABEL LANE, SUITE 220, SAN RAMON,                 94583
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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of July 20, 1998, was 20,376,439.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I  FINANCIAL INFORMATION

    Item 1--Financial Statements

            Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.......................            3

            Consolidated Statements of Operations for the three and six month periods ended June 30,
               1998 and 1997............................................................................            4

            Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and
               1997.....................................................................................            5

            Notes to Consolidated Financial Statements..................................................            6

    Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................................            8

PART II  OTHER INFORMATION

    Item 2--Changes in Securities and Use of Proceeds...................................................           14

    Item 4--Submission of Matters to a Vote of Security Holders.........................................           15

    Item 6--Exhibits and Reports on Form 8-K............................................................           15

                                 SUPERGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     ASSETS

                                                                                           JUNE 30,   DECEMBER 31,
                                                                                             1998         1997
                                                                                           ---------  ------------
Current assets:
  Cash and cash equivalents..............................................................  $  11,630   $   23,326
  Marketable securities..................................................................      4,062           --
  Accounts receivable, net...............................................................        534          303
  Inventories............................................................................      1,411        1,428
  Due from related parties...............................................................        664          570
  Prepaid expenses and other current assets..............................................        945          493
                                                                                           ---------  ------------
    Total current assets.................................................................     19,246       26,120

Property, plant and equipment, net.......................................................      3,259        2,906
Developed technology at cost, net........................................................      1,289        1,289
Investment in preferred stock of related party...........................................        500          500
Due from related party...................................................................         20           80
Other assets.............................................................................         88          116
                                                                                           ---------  ------------
    Total assets.........................................................................  $  24,402   $   31,011
                                                                                           ---------  ------------
                                                                                           ---------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities...............................................  $   1,418   $    1,243
  Allowance for product returns..........................................................         94          239
  Accrued compensation and related expenses..............................................        185          212
  Amount due under asset purchase agreement..............................................         --          750
                                                                                           ---------  ------------
    Total current liabilities............................................................      1,697        2,444

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding........         --           --
  Common stock, $.001 par value; 40,000,000 shares authorized; 20,376,439 and 20,177,696
    shares issued and outstanding at June 30, 1998 and December 31, 1997, respectively...     70,075       68,976
  Accumulated other comprehensive loss...................................................       (132)         (93)
  Accumulated deficit....................................................................    (47,238)     (40,316)
                                                                                           ---------  ------------
    Total stockholders' equity...........................................................     22,705       28,567
                                                                                           ---------  ------------
    Total liabilities and stockholders' equity...........................................  $  24,402   $   31,011
                                                                                           ---------  ------------
                                                                                           ---------  ------------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Net sales.............................................................  $     794  $     556  $   1,552  $     981

Operating expenses:
  Cost of sales.......................................................        263        450        588        776
  Research and development............................................      2,263      2,092      5,038      3,628
  Sales and marketing.................................................        804        497      1,447        791
  General and administrative..........................................        802        663      1,938      1,262
  Acquisition of in-process research and development..................     --         --         --            831
                                                                        ---------  ---------  ---------  ---------
    Total operating expenses..........................................      4,132      3,702      9,011      7,288
                                                                        ---------  ---------  ---------  ---------
Loss from operations..................................................     (3,338)    (3,146)    (7,459)    (6,307)

Interest income.......................................................        245        128        537        267
                                                                        ---------  ---------  ---------  ---------
Net loss..............................................................  $  (3,093) $  (3,018) $  (6,922) $  (6,040)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Basic loss per share..................................................  $   (0.15) $   (0.18) $   (0.34) $   (0.36)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average shares used in basic loss per share calculation......     20,364     16,986     20,300     16,979
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------
Operating activities:
  Net loss.................................................................................  $   (6,922) $  (6,040)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................         214        144
    Stock options granted to consultants...................................................         170         --
    Changes in operating assets and liabilities:
      Accounts receivable..................................................................        (231)       (62)
      Inventories..........................................................................          17        441
      Prepaid expenses and other assets....................................................        (463)      (138)
      Accounts payable, accrued compensation and other liabilities.........................           3       (117)
      Due from related parties.............................................................         (34)      (334)
                                                                                             ----------  ---------
Net cash used in operating activities......................................................      (7,246)    (6,106)
Investing activities:
  Purchases of marketable securities.......................................................      (5,138)        --
  Sale of marketable security..............................................................       1,076         --
  Purchase of property and equipment.......................................................        (567)    (1,910)
  Acquisition of developed technology......................................................          --       (150)
  Purchase of preferred stock of related party.............................................          --       (500)
                                                                                             ----------  ---------
Net cash used in investing activities......................................................      (4,629)    (2,560)
Financing activities:
  Issuance of common stock.................................................................         179        311
  Common stock subscription................................................................          --     15,300
                                                                                             ----------  ---------
Net cash provided by financing activities..................................................         179     15,611
                                                                                             ----------  ---------
Net increase (decrease) in cash and cash equivalents.......................................     (11,696)     6,945
Cash and cash equivalents at beginning of period...........................................      23,326     13,915
                                                                                             ----------  ---------
Cash and cash equivalents at end of period.................................................  $   11,630  $  20,860
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1997, and in accordance with the instructions to Form 10-Q. The consolidated financial statements include the accounts of two wholly owned subsidiaries, which are immaterial. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the periods presented. Certain prior year amounts have been reclassified to conform to the current year's presentations. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with maturities of three months or less and an interest in money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant risk.

    Marketable securities consist of corporate or government debt securities and an equity security that have readily ascertainable market values and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in equity.

    The following is a summary of available-for-sale securities as of June 30, 1998 (in thousands):

                                                                                    GROSS
                                                                   AMORTIZED     UNREALIZED      ESTIMATED
                                                                     COST      GAINS (LOSSES)   FAIR VALUE
                                                                  -----------  ---------------  -----------
U.S. corporate debt securities..................................   $   9,151      $      (3)     $   9,148
U.S. government debt securities.................................         999              1          1,000
Marketable equity security......................................         167           (130)            37
                                                                  -----------         -----     -----------
    Total.......................................................   $  10,317      $    (132)     $  10,185
                                                                  -----------         -----     -----------
                                                                  -----------         -----     -----------

                                                                                    GROSS
                                                                   AMORTIZED     UNREALIZED      ESTIMATED
                                                                     COST      GAINS (LOSSES)   FAIR VALUE
                                                                  -----------  ---------------  -----------
Amounts included in cash and cash equivalents...................   $   6,086      $      --      $   6,086
Marketable securities, current..................................       4,064             (2)         4,062
Amounts included in other assets................................         167           (130)            37
                                                                  -----------         -----     -----------
    Total.......................................................   $  10,317      $    (132)     $  10,185
                                                                  -----------         -----     -----------
                                                                  -----------         -----     -----------

    Available-for-sale securities at June 30, 1998, by contractual maturity, are shown below (in thousands):

                                                                                      ESTIMATED
                                                                                     FAIR VALUE
                                                                                     -----------
Debt securities:
  Due in one year or less..........................................................   $   7,096
  Due after one year through three years...........................................       3,052
                                                                                     -----------
                                                                                         10,148
Marketable equity security.........................................................          37
                                                                                     -----------
                                                                                      $  10,185
                                                                                     -----------
                                                                                     -----------

    Realized gains and losses for the six months ended June 30, 1998 were not material. The Company held no marketable securities at any time in the six months ended June 30, 1997.

NOTE 3. INVENTORIES

    Inventories consisted of (in thousands):

                                                              JUNE 30, 1998  DECEMBER 31, 1997
                                                              -------------  -----------------
Raw material................................................    $     265        $     235
Work in process.............................................          726              720
Finished goods..............................................          420              473
                                                                   ------           ------
                                                                $   1,411        $   1,428
                                                                   ------           ------
                                                                   ------           ------

NOTE 4. COMPREHENSIVE LOSS

    During the second quarters of 1998 and 1997, total comprehensive losses amounted to $3,097,000 and $3,018,000 respectively. During the first six months of 1998 and 1997, total comprehensive losses amounted to $6,961,000 and $6,040,000 respectively. There was no other comprehensive loss in the first six months of 1997.

NOTE 5. BASIC LOSS PER SHARE

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

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING:

    - THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS,

    - FILING FOR AND RECEIVING REGULATORY APPROVALS,

    - ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES,

    - ANTICIPATING THE MARKET OPPORTUNITIES FOR ITS EXTRA AND OTHER PROPRIETARY PRODUCTS,

    - MARKETING CURRENT AND PROPOSED PRODUCTS,

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

OVERVIEW

    SuperGen, Inc. (the "Company" or "SuperGen") is an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of products for the treatment of life-threatening diseases, particularly cancer. The Company's primary oncology programs target leukemias and lymphomas, solid tumors and the development of the Company's proprietary Extra technology (its enhanced line of already established anticancer drugs). SuperGen also seeks to expand its portfolio of anticancer drugs through the acquisition of products and product candidates that complement its portfolio and provide the Company with promising market opportunities. The Company also has non-oncology programs in the large market areas of anemias and other blood cell disorders, obesity/diabetes and certain autoimmune diseases. The Company intends to seek partnership opportunities in these areas. A key element of the Company's strategy is to identify, acquire and develop pharmaceutical products in the later stages of development. The Company believes this strategy will shorten the research and development cycle and thereby minimize the time, expense and technical risk associated with drug development.

    Beginning in late 1996, the Company has actively marketed several pharmaceutical products. Sales of Nipent-Registered Trademark- (pentostatin for injection) were responsible for virtually all product revenues in the first six months of 1998 and for approximately 80% of product revenues in the same period in 1997. The Company acquired this proprietary drug, along with associated North American marketing rights, in 1996. In December 1997, the Company received governmental approval to sell Nipent-Registered Trademark- manufactured under its own Supplemental New Drug Application. Nipent-Registered Trademark- is indicated for the treatment of Hairy Cell Leukemia and has Orphan Drug Designation for both chronic lymphocytic leukemia and cutaneous T-cell lymphoma. In April of 1998, the Company received FDA approval to market the generic drug mitomycin for injection. Mitomycin, originally developed and marketed by Bristol-Myers Squibb Company under the tradename

Mutamycin-Registered Trademark-, is approved in the U.S. for the treatment of adenocarcinoma of the stomach and pancreas in combination with other approved chemotherapeutics. The Company commenced commercial sales of mitomycin in June of 1998. Remaining product sales in 1997 consisted of sales of several generic products purchased in 1997 and 1996. Sales of those generic products are not expected to be significant in 1998 and beyond.

    In September 1997, the Company acquired exclusive worldwide rights to a patented anticancer compound (RFS2000), which is currently in Phase II human trials for pancreatic cancer, the fifth leading cause of cancer death. It has also shown activity against an array of solid tumors in animal and initial human studies with a favorable side effect profile. At the end of 1997, SuperGen filed for governmental approval for its first Extra product, Mito Extra. The Food and Drug Administration accepted that filing for review in February 1998. The Company intends to file for approval for several additional Extra and generic anticancer products over the next several years. Also, the Company has continued development of a proprietary blood cell disorder product for the treatment of aplastic anemia (and other anemias associated with chemotherapy, radiotherapy, and renal failure). SuperGen's proprietary obesity/diabetes pill, which has shown promise in early preclinical and human studies, is currently in Phase II clinical trials for a genetic disorder leading to chronic obesity and is expanding into multi-center Phase I/II trials for Type II diabetes. To date, the Company has received Orphan Drug Designations for its aplastic anemia agent and obesity pill for the treatment of a genetic disorder leading to chronic obesity. The Company has also received a grant from the U.S. government for aplastic anemia clinical trials.

    The Company has incurred losses in each year since its inception and has accumulated approximately $47.2 million in net losses through June 30, 1998. While the Company's products are being sold in the United States and certain international markets, there can be no assurance that revenue from future product sales or other sources will increase or be sufficient to fund operations or that the Company will achieve profitability or positive cash flow.

    The Company expects its research and development expenses to increase as a result of expanded clinical trials of Nipent-Registered Trademark-, RFS 2000, the Extra product line and other drugs. The Company expects its marketing and sales expenses to increase as it expands its United States direct sales and marketing organization. As of June 30, 1998, the Company's United States sales team consisted of ten individuals experienced in the sale of pharmaceutical products, with particular emphasis on oncology.

    The Company's future quarterly operating results will depend on a variety of factors, including

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

    Total revenues were $794,000 in the second quarter of 1998 compared to $556,000 in the same period in 1997. The increase in revenue was due primarily to higher sales volumes of Nipent-Registered Trademark-, which resulted from the initial sales of Nipent-Registered Trademark- under a supply agreement for sale outside North America. Product revenues in the second quarter of 1998 consisted almost entirely of sales of Nipent-Registered Trademark-. Gross margin was 67% in the second quarter of 1998 compared to 19% in the same period in 1997. This increase was due primarily to the lower unit cost of Nipent-Registered Trademark- sold in the second quarter of 1998 compared to the same period in 1997 partially offset by lower selling prices for Nipent-Registered Trademark- sold under the supply agreement.
Nipent-Registered Trademark- sold in the second quarter of 1998 consisted entirely of inventory manufactured by the Company while
Nipent-Registered Trademark- sales in the second quarter of 1997 consisted entirely of inventory acquired from Warner-Lambert Company. The unit cost of manufactured Nipent-Registered Trademark- is, and is expected to continue to be, significantly lower than the unit cost assigned to the Nipent-Registered Trademark- inventory acquired from Warner-Lambert Company. However, manufactured Nipent-Registered Trademark- unit costs may vary significantly in the future. The Company is in the early stages of Nipent-Registered Trademark- sales and manufacturing, and current margins may not be indicative of future margins due to possible future variations in selling prices and manufacturing costs.

    Research and development expenses were $2,263,000 in the second quarter of 1998 compared to $2,092,000 in 1997. Since the second quarter of 1997, the research and development group has grown by 11 employees, primarily in the areas of product development and clinical trials administration. The increase in research and development expenses in 1998 was due primarily to the resultant increase in personnel and related costs. Variations in other costs were largely offsetting. In the second quarter of 1998, the Company incurred charges of approximately $300,000 relating to ongoing development and clinical trials for RFS2000. In the second quarter of 1997, the Company incurred a charge of $400,000 related to a supply agreement for a source of bulk paclitaxel. While the Company continues to develop its own version of paclitaxel, there have been no further charges relating to this supply agreement.

    Sales and marketing expenses were $804,000 in the second quarter of 1998 compared to $497,000 in the same period in 1997. This increase was primarily due to the expansion of the sales and marketing group to 15 at June 30, 1998, resulting in higher personnel and related costs. Expanded participation at selected trade shows and Nipent-Registered Trademark- media advertising costs also contributed to the higher level of expense in 1998.

    General and administrative expenses were $802,000 in the second quarter of 1998, compared to $663,000 in 1997. The increase was due principally to costs relating to investor relations, higher facilities and legal expenses and higher personnel expenses reflecting a slight increase in administrative staff.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

    Total revenues were $1,552,000 in the first six months of 1998 compared to $981,000 in the same period in 1997. The increase in revenue was due primarily to higher sales volumes of Nipent-Registered Trademark- in 1998, which resulted principally from the initial sales of Nipent-Registered Trademark- under a supply agreement for sale outside North America. Product revenues in the first six months of 1998 consisted almost entirely of sales of Nipent-Registered Trademark-. Gross margins were 62% in the first six months of 1998 compared to 21% in the same period in 1997. This increase was due primarily to the lower unit cost of Nipent-Registered Trademark- sold in the first six months of 1998 partially offset by lower selling prices for Nipent-Registered Trademark- sold under the supply agreement. The Company is in the early stages of Nipent-Registered Trademark- sales and manufacturing, and current margins may not be indicative of future margins due to possible future variations in selling prices and manufacturing costs.

    Research and development expenses were $5,038,000 in the first six months of 1998 compared to $3,628,000 in the same period in 1997. Product formulation and development costs associated with RFS 2000 contributed to the overall increase in expense. The Company added staff, primarily in the areas of product development and clinical trials administration, which also contributed to the increase in expense as did the investment in a related party in the first quarter of 1998.

    Sales and marketing expenses were $1,447,000 in the first six months of 1998 compared to $791,000 in the same period in 1997. This increase was primarily due to higher costs reflecting the expansion of the sales and marketing group to 15 at June 30, 1998. Also, in 1998 the Company initiated media advertising and increased its presence at selected trade shows.

    General and administrative expenses were $1,938,000 in the first six months of 1998, compared to $1,262,000 in the same period in 1997. The increase was due principally to costs relating to investor relations, patent related legal fees and enhancements in information technology. Higher facilities and personnel costs also contributed to the overall increase in expense. The Company moved into larger administrative offices in March of 1997 and the administrative staff has grown slightly to accommodate the overall increase in headcount and business activities.

    The Company incurred a charge for the acquisition of in-process research and development of $831,000 in the first quarter of 1997 related to the acquisition of the generic anticancer drug etoposide.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities totaled $15.7 million at June 30, 1998 compared to $23.3 million at December 31, 1997. The net cash used in operating activities of $7.2 million in the first six months of 1998 reflected the net loss for the period of $6.9 million and prepayments for insurance and other purposes. Cash used for purchases of property and equipment was $569,000, principally for equipment, fixtures and other costs associated with the Company's recently established research facility in Pleasanton, California.

    The Company believes that its current cash, cash equivalents and marketable debt securities will satisfy its budgeted cash requirements for at least the next twelve months, based on the Company's current operating plan. The primary planned uses of cash during that period are:

    - funding operations,

    - conducting clinical testing of potential proprietary and Extra products,

    - commercialization and marketing of any new products or expanded indications for Nipent-Registered Trademark- that may be developed,

    - continuing research and development programs, and

    - acquisition and licensing of additional products or technologies.

    The Company is actively considering future contractual arrangements that would require significant financial commitments, particularly with respect to acquiring rights to additional drug candidates and for clinical trials for existing and new drug candidates. The Company does not anticipate significant capital expenditures for the remainder of 1998. If the Company experiences currently unanticipated cash requirements, it could require additional capital prior to the second quarter of 1999. The Company may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds will be available on acceptable terms, if at all. See "Factors Affecting Future Operating Results."

FACTORS AFFECTING FUTURE OPERATING RESULTS

    The future operating results of the Company cannot be predicted with any degree of certainty. In assessing potential future outcomes, the following factors should be carefully reviewed together with the other information contained in this quarterly report on Form 10-Q.

    - HISTORY OF OPERATING LOSSES. The Company has incurred losses in every fiscal period to date and expects to continue to incur significant operating losses. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development, commercialization and manufacturing of new pharmaceutical products, as well as competition and the burdensome regulatory environment in which the Company operates. The Company has limited experience in each of these areas. There can be no assurance that the Company will ever achieve significant revenues, profitable operations or positive cash flow.

    - EARLY STAGE OF PRODUCT DEVELOPMENT; UNCERTAINTY OF FINAL PRODUCT DEVELOPMENT. While the Company's proposed proprietary products are in the development rather than the research stage, significant development remains prior to the time any of these proposed products may be brought to market. The Company has obtained clearance from the FDA related to its Nipent-Registered Trademark- and mitomycin manufacturing processes and sources of bulk drugs for certain of its Extra and generic products. However, it has yet to receive marketing approval for any of its internally developed products. There can be no assurance that any of the Company's products currently under development will be successfully developed, receive required governmental regulatory approvals, become commercially viable or achieve market acceptance.

    - ADDITIONAL FINANCING REQUIREMENTS. The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the acquisition, development and commercialization of its products and other activities. Based on the Company's current operating plan, additional funds will be needed after approximately twelve months. If the Company experiences unanticipated cash requirements during that twelve month period, the Company could require funds much sooner. There can be no assurance that additional funds will be available at terms favorable to the Company, if at all. Failure to obtain adequate financing in a timely manner would have a material adverse effect on the Company's business, results of operations and cash flows.

    - DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on certain key management and scientific personnel, including Dr. Joseph Rubinfeld, the loss of whose services could significantly affect the ability of the Company to achieve its planned objectives. The loss of key personnel, or the inability to attract and retain the additional, highly skilled personnel required for the expansion of the Company's activities, could have a material adverse effect upon the Company's business, results of operations and cash flows.

    - MANUFACTURING LIMITATIONS; RELIANCE ON THIRD PARTIES. The Company currently relies on foreign and domestic manufacturers and vendors for Nipent-Registered Trademark- related manufacturing activities, for storage of crude concentrate, for production of certain of its bulk Extra and generic formulations and for production of sufficient quantities of compounds to conduct clinical trials for its proposed proprietary products. There can be no assurance that these manufacturers or vendors will perform satisfactorily or that relationships with these manufacturers or vendors will continue on terms favorable to the Company or that the Company will be able to retain other qualified manufacturers or vendors in the event that current manufacturers or vendors do not perform satisfactorily. Failure of one or more of these manufacturers or vendors to satisfactorily perform could have a material adverse effect upon the Company's business, results of operations and cash flows, as could the failure of the Company to retain other qualified manufacturers or vendors in the event of a termination of a relationship with a current manufacturer or vendor.

    - NEED TO COMPLY WITH GOVERNMENTAL REGULATION AND TO OBTAIN PRODUCT APPROVALS. The research, testing, manufacturing, labeling, distribution, marketing and advertising of the Company's existing and proposed products are subject to extensive regulation by governmental and regulatory authorities in the U.S. and other countries. The Company cannot predict with certainty if or when it might submit its products currently under development for regulatory review. Once the Company submits its potential products for review, there can be no assurance that FDA or other regulatory approvals for any pharmaceutical products developed by the Company will be granted on a timely basis or at all. Failure to obtain FDA and other regulatory approvals would delay product sales and would have a material adverse affect on the Company's business, results of operations and cash flows.

    - PATENTS AND PROPRIETARY TECHNOLOGY; UNCERTAINTY OF PROTECTION THEREOF. The Company has licenses to or assignments of numerous issued U.S. patents. However, there can be no assurance that the Company's patent position will provide it with significant protection against competitors. Failure to comply with the terms of licenses and agreements could result in loss of the Company's underlying rights to one or more of its potential proprietary products. There can be no assurance that claims against the Company will not be raised based on patents held by others or that, if raised, such claims will not be successful. If the Company becomes involved in any litigation, that process could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

    - COMPETITION. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the development and sale of products for many of the applications being pursued by the Company. The industry in which the Company competes is highly competitive and is characterized by extensive research and development efforts and rapid technological progress. Price erosion is also characteristic of this industry, particularly with regard to products such as the Company's proposed Extra and generic drugs. The Company's competitive position will be affected by many factors, including but not limited to:

     - discoveries by others,

     - the ability of the Company to establish or maintain proprietary positions,

     - the Company's ability to obtain necessary government approvals,

     - the number of competitors, and

     - market selling prices and their effects upon the Company's gross margins.

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

                                 SUPERGEN, INC.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

    The Company paid underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $2,615,000, and the net proceeds to the Company from the IPO through June 30, 1998, including the subsequent exercise of warrants to purchase common stock, were $23,424,000.

    From March 13, 1996, the effective date of the registration statement, to June 30, 1998, (the Company's fiscal 1998 second quarter end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities..................  $1,246,000
Purchase and installation of machinery and equipment............    295,000
Purchase of real estate.........................................    744,000
Working capital used in operations..............................  16,862,000
Repurchase of common stock......................................  3,557,000
Purchase of equity investment...................................    500,000
Acquisition of developed technology.............................    220,000

    None of such payments consisted of direct or indirect payments to directors, officers, owners of more than 10% of the outstanding stock of the Company or affiliates of the Company, with the exception of:

    - the payment to repurchase common stock, which was made to a stockholder that, immediately prior to the repurchase, owned more than 10% of the then outstanding common stock of the Company,

    - $279,000 which was paid to director under a consulting agreement and is included in working capital used in operations,

    - compensation to directors and officers as compensation for services provided to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 7, 1998. The results of the voting were as follows:

Proposal 1: Election of the Board of Directors of the Company.

                                           VOTES
NOMINEE                     VOTES FOR    WITHHELD
-------------------------  ------------  ---------
Joseph Rubinfeld             16,141,714    142,457
Lawrence J. Ellison          16,141,864    142,307
Denis Burger                 16,116,964    167,207
David M. Fineman             16,124,564    159,607
J. Gregory Swendsen          16,138,364    145,807
Julius A. Vida               16,138,664    145,507
Daniel Zurr                  16,031,564    252,607

Proposal 2: Amendment of the Company's Amended and Restated 1993 Stock Option
            Plan to increase the number of shares reserved for issuance by 750,000 shares to 3,250,000 shares.

                        Votes For:  15,187,364
                    Votes Against:    317,973
                 Votes Abstaining:    101,916
                 Broker Non-Votes:    676,918

Proposal 3: Ratification and Approval of the 1998 Employee Stock Purchase Plan.

                        Votes For:  16,091,282
                    Votes Against:    145,806
                 Votes Abstaining:     47,083
                 Broker Non-Votes:     --

Proposal 4: Ratification of Ernst & Young LLP as the independent auditors of the
            Company for the fiscal year ending December 31, 1998.

                        Votes For:  16,198,412
                    Votes Against:     33,400
                 Votes Abstaining:     52,359
                 Broker Non-Votes:     --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 1998

                                By              /s/ JOSEPH RUBINFELD
                                     -----------------------------------------
                                              Joseph Rubinfeld, Ph.D.
                                      CHIEF EXECUTIVE OFFICER, PRESIDENT, AND
                                                      DIRECTOR
                                         (PRINCIPAL EXECUTIVE AND FINANCIAL
                                                      OFFICER)

                                By                /s/ KEVIN C. LEE
                                     -----------------------------------------
                                                    Kevin C. Lee
                                     CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)