Form 10-Q
period 1998-09-30
SUPERGEN INC
filed 1998-11-12
CIK 919722

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                       91-1841574
         (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                     Identification Number)

   TWO ANNABEL LANE, SUITE 220, SAN RAMON,                          94583
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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of October 30, 1998, was 20,381,439.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                -----
PART I  FINANCIAL INFORMATION

  Item 1--Financial Statements

    Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.............................           3

    Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 and
     1997..................................................................................................           4

    Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997.....           5

    Notes to Consolidated Financial Statements.............................................................           6

  Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations............           8

PART II  OTHER INFORMATION

  Item 5--Use of Proceeds..................................................................................          14

  Item 6--Exhibits and Reports on Form 8-K.................................................................          14

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents.........................................................   $     8,380    $   23,326
  Marketable securities.............................................................         4,277            --
  Accounts receivable, net..........................................................           368            64
  Inventories.......................................................................           966         1,428
  Due from related parties..........................................................           545           570
  Prepaid expenses and other current assets.........................................         1,443           493
                                                                                      -------------  ------------
    Total current assets............................................................        15,979        25,881
Property, plant and equipment, net..................................................         3,150         2,906
Developed technology at cost, net...................................................         1,265         1,289
Investment in preferred stock of related party......................................           500           500
Due from related party..............................................................            --            80
Other assets........................................................................            71           116
                                                                                      -------------  ------------
    Total assets....................................................................   $    20,965    $   30,772
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..........................................   $     2,317    $    1,243
  Accrued employee benefits.........................................................           189           212
  Amount due under asset purchase agreement.........................................            --           750
                                                                                      -------------  ------------
  Total current liabilities.........................................................         2,506         2,205
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding...            --            --
  Common stock, $.001 par value; 40,000,000 shares authorized; 20,381,439 and
    20,177,696 shares issued and outstanding at September 30, 1998 and December 31,
    1997, respectively..............................................................        70,086        68,976
  Accumulated other comprehensive loss..............................................          (115)          (93)
  Accumulated deficit...............................................................       (51,512)      (40,316)
                                                                                      -------------  ------------
    Total stockholders' equity......................................................        18,459        28,567
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................   $    20,965    $   30,772
                                                                                      -------------  ------------
                                                                                      -------------  ------------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                         SEPTEMBER 30,          SEPTEMBER 30,
                                                                      --------------------  ----------------------
                                                                        1998       1997        1998        1997
                                                                      ---------  ---------  ----------  ----------
Net sales...........................................................  $     537  $     302  $    2,089  $    1,282

Operating expenses:
  Cost of sales, including manufacturing capacity costs of $253 in
    1998............................................................        739        445       1,327       1,221
  Research and development..........................................      2,592      2,275       7,630       5,903
  Sales and marketing...............................................        738        440       2,185       1,231
  General and administrative........................................        947        912       2,885       2,173
  Acquisition of in-process research and development................         --      1,875          --       2,706
                                                                      ---------  ---------  ----------  ----------
    Total operating expenses........................................      5,016      5,947      14,027      13,234
                                                                      ---------  ---------  ----------  ----------
Loss from operations................................................     (4,479)    (5,645)    (11,938)    (11,952)

Interest income.....................................................        205        228         742         495
                                                                      ---------  ---------  ----------  ----------
Net loss............................................................  $  (4,274) $  (5,417) $  (11,196) $  (11,457)
                                                                      ---------  ---------  ----------  ----------
                                                                      ---------  ---------  ----------  ----------
Basic loss per share................................................  $   (0.21) $   (0.30) $    (0.55) $    (0.66)
                                                                      ---------  ---------  ----------  ----------
                                                                      ---------  ---------  ----------  ----------
Weighted average shares used in basic loss per share calculation....     20,379     18,238      20,326      17,393
                                                                      ---------  ---------  ----------  ----------
                                                                      ---------  ---------  ----------  ----------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Operating activities:
  Net loss................................................................................  $  (11,196) $  (11,457)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.........................................................         417         375
    Stock options granted to consultants..................................................         170         290
    Non-cash charges related to acquisition of in-process research and development........          --       1,875
    Changes in operating assets and liabilities:
    Accounts receivable...................................................................        (304)        (30)
    Inventories...........................................................................         462         112
    Prepaid expenses and other assets.....................................................        (927)       (570)
    Accounts payable and other liabilities................................................       1,051       1,540
    Due to related parties................................................................          --        (334)
    Due from related parties..............................................................         105        (364)
                                                                                            ----------  ----------
Net cash used in operating activities.....................................................     (10,222)     (8,563)

Investing activities:
  Purchases of marketable securities......................................................      (5,353)       (167)
  Sale of marketable security.............................................................       1,076          --
  Purchase of property and equipment......................................................        (637)     (2,300)
  Acquisition of developed technology.....................................................          --        (150)
  Purchase of equity investment in related party..........................................          --        (500)
                                                                                            ----------  ----------
Net cash used in investing activities:....................................................      (4,914)     (3,117)
Financing activities:
  Issuance of common stock and warrants...................................................         190      25,582
  Repurchase of common stock..............................................................          --      (7,866)
                                                                                            ----------  ----------
Net cash provided by financing activities.................................................         190      17,716
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................     (14,946)      6,036
Cash and cash equivalents at beginning of period..........................................      23,326      13,915
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $    8,380  $   19,951
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1997, and in accordance with the instructions to Form 10-Q. The consolidated financial statements include the accounts of two wholly-owned subsidiaries, which are immaterial. The statements include all adjustments (consisting of normal recurring accruals) which in the opinion of the Company's management are necessary for a fair presentation of the results for the periods presented. Certain prior year amounts have been reclassified to conform to the current year's presentations. The interim results are not necessarily indicative of results that may be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K.

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with maturities of three months or less and an interest in money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant risk.

    Marketable securities consist of corporate and government debt securities and equity securities that have a readily ascertainable market value and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in equity.

    The following is a summary of available-for-sale securities as of September 30, 1998 (in thousands):

                                                                                              GROSS
                                                                             AMORTIZED     UNREALIZED      ESTIMATED
                                                                               COST      GAINS (LOSSES)   FAIR VALUE
                                                                            -----------  ---------------  -----------
U.S. corporate debt securities............................................   $   3,069      $      13      $   3,082
U.S. government debt securities...........................................       3,201             16          3,217
Marketable equity security................................................         167           (144)            23
                                                                            -----------         -----     -----------
  Total...................................................................   $   6,437      $    (115)     $   6,322
                                                                            -----------         -----     -----------
                                                                            -----------         -----     -----------

                                                                                              GROSS
                                                                             AMORTIZED     UNREALIZED      ESTIMATED
                                                                               COST      GAINS (LOSSES)   FAIR VALUE
                                                                            -----------  ---------------  -----------
Amounts included in cash and cash equivalents.............................   $   2,022      $      --      $   2,022
Marketable securities, current............................................       4,248             29          4,277
Marketable equity security, non-current...................................         167           (144)            23
                                                                            -----------         -----     -----------
  Total...................................................................   $   6,437      $    (115)     $   6,322
                                                                            -----------         -----     -----------
                                                                            -----------         -----     -----------

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 2. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED) Available-for-sale securities at September 30, 1998, by contractual maturity, are shown below (in thousands):

                                                                                      ESTIMATED
                                                                                     FAIR VALUE
                                                                                     -----------
Debt securities:
  Due in one year or less..........................................................   $   3,230
  Due after one year through three years...........................................       3,069
                                                                                     -----------
                                                                                          6,299
Marketable equity security.........................................................          23
                                                                                     -----------
                                                                                      $   6,322
                                                                                     -----------
                                                                                     -----------

    Realized gains and losses for the nine months ended September 30, 1998 were not material. The Company held no marketable securities at any time in the nine months ended September 30, 1997.

NOTE 3. INVENTORIES

    Inventories consisted of (in thousands):

                                                          SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                         ---------------------  -----------------
Raw material...........................................        $     229            $     235
Work in process........................................              284                  720
Finished goods.........................................              453                  473
                                                                   -----               ------
                                                               $     966            $   1,428
                                                                   -----               ------
                                                                   -----               ------

NOTE 4. COST OF SALES

    The Company has an agreement with a contract manufacturing facility for the production of Nipent-Registered Trademark-. This agreement requires the Company to pay a fixed monthly amount in exchange for a specified number of production runs per year. Management estimates that production at that facility will fall short of the minimum level of production runs for which the Company is obligated to pay. Therefore, cost of sales in the third quarter of 1998 includes a charge of $253,000 in recognition of this manufacturing capacity cost.

NOTE 5. COMPREHENSIVE LOSS

    During the third quarters of 1998 and 1997, total comprehensive losses amounted to $4,257,000 and $5,417,000 respectively. During the first nine months of 1998 and 1997, total comprehensive losses amounted to $11,218,000 and $11,457,000 respectively. There was no other comprehensive loss in 1997.

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

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING:

    - THE TIMING AND PROGRESS OF THE DEVELOPMENT OF THE COMPANY'S PROPOSED PRODUCTS,

    - FILING FOR AND RECEIVING REGULATORY APPROVALS,

    - ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES,

    - ANTICIPATING THE MARKET OPPORTUNITIES FOR ITS EXTRA AND PROPRIETARY PRODUCTS,

    - MARKETING CURRENT AND PROPOSED PRODUCTS TO HOSPITAL BUYING GROUPS AND OTHERS,

    - DEVELOPING PARTNERSHIP RELATIONSHIPS,

    - INCURRING OPERATING EXPENSES AND LOSSES AND REQUIRING ADDITIONAL CAPITAL, AND

    - INCURRING CAPITAL EXPENDITURES.

    ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "--FACTORS AFFECTING FUTURE OPERATING RESULTS" BELOW AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    SuperGen, Inc. ("SuperGen" or the "Company") is an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of products for the treatment of life-threatening diseases, particularly cancer. A key element of the Company's strategy is to identify, acquire and develop pharmaceutical products in the later stages of development. The Company believes this strategy will shorten the research and development cycle and thereby minimize the time, expense and technical risk associated with drug development. The Company's primary oncology programs target leukemias and lymphomas, solid tumors and the development of the Company's proprietary Extra technology (its enhanced line of already established anticancer drugs). SuperGen also seeks to expand its portfolio of anticancer drugs through the acquisition of products and product candidates that complement its portfolio and provide the Company with market opportunities. The Company also has non-oncology programs in the large market areas of anemias and other blood cell disorders, obesity/diabetes and certain autoimmune diseases. The Company intends to seek partnership opportunities in these areas.

    Since late 1996, the Company has actively marketed several pharmaceutical products. The Company acquired the proprietary drug Nipent-Registered Trademark- (pentostatin for injection), along with associated North American marketing rights, in 1996. In December 1997, the Company received governmental approval to sell Nipent-Registered Trademark- manufactured under its own Supplemental New Drug Application. Nipent-Registered Trademark- is indicated for the treatment of Hairy Cell Leukemia and it has Orphan Drug Designation for both chronic lymphocytic leukemia and cutaneous T-cell lymphoma. In April 1998, the Company received FDA approval to market the generic drug mitomycin for injection. Mitomycin, originally developed and marketed by Bristol-Meyers Squibb under the tradename Mutamycin-Registered Trademark-, is approved in the U.S. for the treatment of adenocarcinoma of the stomach and pancreas in combination with other approved chemotherapeutics. The Company began to sell mitomycin in June 1998.

    Sales of Nipent-Registered Trademark- were responsible for 96% of product revenues in the first nine months of 1998 and 81% of product revenues for the same period in 1997. Remaining product revenues in 1998 consisted of sales of mitomycin, and remaining product revenues in 1997 consisted of sales of several generic products purchased in 1997 and 1996.

    In September 1997, the Company acquired exclusive worldwide rights to a patented anticancer compound (RFS2000), which is currently in Phase III human trials for pancreatic cancer, the fifth leading cause of cancer death. It has also shown activity against an array of solid tumors in animal and initial human studies with a favorable side effect profile. At the end of 1997, SuperGen filed for governmental approval for its first Extra product, Mito Extra. The Food and Drug Administration accepted that filing for review in February 1998. The Company intends to file for approval of several additional Extra and generic anticancer products over the next several years. Also, the Company has continued development of a proprietary blood cell disorder product for the treatment of aplastic anemia (and other anemias associated with chemotherapy, radiotherapy, and renal failure). SuperGen's proprietary obesity/diabetes pill, which has shown promise in early preclinical and human studies, is currently in Phase II clinical trials for a genetic disorder leading to chronic obesity and is expanding into multi-center Phase I/II trials for Type II diabetes. The Company has received Orphan Drug Designations for its aplastic anemia agent and obesity pill for the treatment of a genetic disorder leading to chronic obesity.

    The Company has incurred losses in each year since its inception and has accumulated approximately $51.5 million in net losses through September 30, 1998. Revenue from future product sales or other sources may never be sufficient to fund operations and the Company may never achieve profitability or positive cash flow.

    The Company expects its research and development expenses to increase as a result of expanded clinical trials of RFS 2000, Nipent-Registered Trademark-, the Extra product line and other drugs. The Company expects its marketing and sales expenses to increase as it expands its United States direct sales and marketing organization.

    The Company's future quarterly operating results will depend on a variety of factors, including

    - changes in the Company's level of research and development, including the timing of any expansion of clinical trials,

    - acquisitions of products or technology,

    - regulatory approvals of new products or expanded labeling of existing products,

    - the price, volume and timing of sales of the Company's products,

    - the Company's ability to successfully manufacture approved products for sale,

    - the mix between Nipent-Registered Trademark- sales in the United States and those under a supply agreement for sale outside North America, and

    - variations in gross margins of the Company's products, which may be affected by the sales mix referred to above, competitive pricing pressures, and fluctuations in manufacturing yields.

    In addition, sales of any product in any given period may include a significant amount of orders for inventory by distributors and wholesalers and may not be indicative of actual demand for products by physicians and patients. There can be no assurance that distributors or wholesalers will be able to forecast demand for product accurately. The Company expects quarterly operating results to fluctuate in the future.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1997.

    Total revenues were $537,000 compared to $302,000 in 1997. Revenues in both periods consisted entirely of product sales. The increase in revenues in 1998 was due primarily to higher sales volumes of Nipent-Registered Trademark-, which resulted from sales of Nipent-Registered Trademark- under a supply agreement for sale outside North America, which commenced in March 1998. Sales of mitomycin, which commenced in June 1998, also contributed to the increased revenues in 1998.

    Gross margin on sales of Nipent-Registered Trademark- was negative in both 1998 and 1997. In 1998, margins on sales of Nipent-Registered Trademark- were adversely affected by a $253,000 charge to cost of sales for manufacturing capacity costs and lower unit selling prices for Nipent-Registered Trademark-sold under the supply agreement (relative to selling prices for direct sales of Nipent-Registered Trademark- in the United States). Margins in 1997 were adversely affected by low selling prices for certain generic products and high unit cost for Nipent-Registered Trademark- inventory. In 1997, sales of Nipent-Registered Trademark- consisted entirely of inventory acquired from Warner-Lambert Company and margins were affected by the relatively high unit cost of that inventory. The unit cost of manufactured
Nipent-Registered Trademark- has been, and is expected to continue to be, significantly lower than the unit cost assigned to the Nipent-Registered Trademark- inventory acquired from Warner-Lambert Company. However, the Company is in the early stages of Nipent-Registered Trademark-sales and manufacturing and current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $2,592,000 in 1998 compared to $2,275,000 in 1997. The increased expense was primarily due to manufacturing and clinical costs associated with RFS2000, and expansion of the research and development staff. These increased costs were partially offset by the effect of Nipent-Registered Trademark- manufacturing start-up costs incurred in 1997 and not duplicated in 1998.

    Sales and marketing expenses were $738,000 in 1998 compared to $441,000 in 1997. The increased expense was primarily due to advertising and related costs to support Nipent-Registered Trademark- sales in 1998. Also, the Company has expanded its sales and professional services staff resulting in additional expense in 1998.

    General and Administrative expenses were $947,000 in 1998 compared to $912,000 in 1997. The increased expense in 1998 included costs, totaling $120,000, related to the termination of a consultancy relationship with a former director and costs resulting from a slight increase in administrative staff. These increased expenses were offset by lower legal and other costs in 1998. Such costs incurred in 1997 related to technology acquisition and equity financing transactions, and were not repeated in 1998.

    In 1997, the Company incurred a charge of $1,875,000 for the acquisition of in-process research and development, relating to the acquisition of RFS2000.

    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER
     30, 1997.

    Total revenues were $2,089,000 in 1998 compared to $1,282,000 in 1997. The increase in revenues was due primarily to higher sales volumes of Nipent-Registered Trademark- in 1998, which resulted principally from sales of Nipent-Registered Trademark- under a supply agreement for sale outside North America, which commenced in March 1998. The Company began to sell mitomycin late in the second quarter of 1998 and revenues from sales of mitomycin contributed slightly to the overall revenue increase.

    Gross margin was higher in 1998 due primarily to the lower unit cost of Nipent-Registered Trademark- sold. This positive effect upon margin was partially offset by lower selling prices for Nipent-Registered Trademark- sold under the supply agreement and a $253,000 charge to cost of sales for manufacturing capacity costs. The Company is in the early stages of Nipent-Registered Trademark- sales and manufacturing and current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $7,630,000 in 1998 compared to $5,903,000 in 1997. Product formulation and development costs associated with RFS 2000, Nipent-Registered Trademark- and mitomycin contributed to the overall increase in expenses in 1998. Costs attributable to expansion of the research and development staff also contributed to the increase in expense, as did the Company's investment of $200,000 in a related party in the first quarter of 1998.

    Sales and marketing expenses were $2,185,000 in 1998 compared to $1,231,000 in 1997. This increase was primarily due to costs reflecting the expansion of the sales and marketing group from six at December 31, 1996 to 15 at September 30, 1998. In 1998 the Company initiated media advertising for Nipent-Registered Trademark- and increased its presence at strategic trade shows. Costs associated with these activities also contributed to the overall increase in expenses.

    General and Administrative expenses were $2,885,000 in 1998, compared to $2,173,000 in 1997. The increase was due principally to consultancy and other costs relating to investor relations, patent related legal fees and enhancements in information technology. Higher facilities and personnel costs also contributed to the overall increase in expense. The Company moved into larger administrative offices in March of 1997 and the administrative staff has grown slightly to accommodate increases in headcount and business activities.

    In 1997, the Company incurred the following charges for the acquisition of in-process research and development:

    - $831,000 related to the acquisition of the generic anticancer drug etoposide, and

    - $1,875,000 for the acquisition of RFS2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and marketable securities totaled $12.7 million at September 30, 1998 compared to $23.3 million at December 31, 1997. The net cash used in operating activities of $10.3 million in the first nine months of 1998 reflected the net loss of $11.2 million partially offset by non-cash charges for depreciation, stock options granted to consultants and the termination of a consultancy relationship with a former director. Cash used for purchases of property and equipment was $608,000, principally for equipment, fixtures and computer equipment at the Company's research facility established in Pleasanton, California late in 1997.

    The Company believes that its cash, cash equivalents and investments in marketable securities on-hand at September 30, 1998 will satisfy its budgeted cash requirements for approximately 12 months, based on the Company's current operating plan. The primary planned uses of cash during that period are:

    - funding operations,

    - conducting clinical testing of potential proprietary and Extra-TM-products,

    - marketing for expanded indications for Nipent-Registered Trademark- that may be developed, and

    - continuing research and development programs.

    The Company is actively considering future contractual arrangements that would require significant financial commitments, particularly for acquiring rights to additional drug candidates and for clinical trials for existing and new drug candidates. The Company will need to raise capital before the third quarter of 1999 if cash needs exceed budgeted amounts. The Company does not anticipate significant capital expenditures for the remainder of 1998.

    The Company may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. The Company has no credit facility or other committed sources of capital. There can be no assurance that additional funds will be available on acceptable terms, if at all. See "--Factors Affecting Future Operating Results."

FACTORS AFFECTING FUTURE OPERATING RESULTS

    As the future operating results of the Company cannot be accurately predicted, the following factors should be carefully reviewed together with the other information contained in this quarterly report on Form 10-Q.

    - HISTORY OF OPERATING LOSSES. The Company has incurred losses in every fiscal period to date and expects to continue to incur significant operating losses. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development, commercialization and manufacturing of new pharmaceutical products, as well as competition and the burdensome regulatory environment in which the Company operates. The Company has limited experience in each of these areas. The Company may never achieve significant revenues or profitable operations.

    - ADDITIONAL FINANCING REQUIREMENTS. The Company's need for additional funding is expected to be substantial and will be determined by the progress and cost of the acquisition, development and commercialization of its products and other activities. Cash, cash equivalents and marketable securities on hand at September 30, 1998 will satisfy the Company's budgeted cash requirements for approximately 12 months. During that period, the Company will need to secure additional funding. If the Company experiences unanticipated cash requirements during that period, the Company could require funds much sooner. Failure to obtain adequate funding in a timely manner would have a material adverse effect on the Company's business, results of operations and cash flows.

    - EARLY STAGE OF DEVELOPMENT OF PROPRIETARY PRODUCTS; UNCERTAINTY OF FINAL PRODUCT DEVELOPMENT. While the Company's proposed proprietary products are in the development rather than the research stage, significant development remains prior to the time any of these proposed products may be brought to market. The Company's products currently under development may never be successfully developed, receive required governmental regulatory approvals, become commercially viable or achieve market acceptance.

    - MANUFACTURING RISK. The Company is manufacturing (through contract manufacturers and vendors) Nipent-Registered Trademark- and mitomycin, for sale. If, for any reason, the Company is unable to produce sufficient quantities of these products to satisfy market demand in a timely manner, the result could be a material adverse effect upon the Company's business, results of operations and cash flows. The Company also relies upon various domestic and foreign manufacturers and vendors for storage of crude concentrate, for production of certain of its bulk Extra and generic formulations and for production of sufficient quantities of compounds to conduct clinical trials for its proposed proprietary products. Failure of any of these manufacturers or vendors to successfully perform could have a material adverse effect upon the Company's business, results of operations and cash flows.

    - PHARMACEUTICAL DEVELOPMENT. The Company has obtained clearance from the FDA related to its Nipent-Registered Trademark- and mitomycin manufacturing processes and sources of bulk drugs for certain of its Extra and generic products. However, it has yet to receive marketing approval for any of its internally developed products, and such marketing approval may never be obtained.

    - DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent on certain key management and scientific personnel, including Dr. Joseph Rubinfeld, the loss of whose services could significantly affect the ability of the Company to achieve its planned objectives. The loss of key personnel, or the inability to attract and retain the highly skilled personnel required to conduct and expand the Company's activities, could have a material adverse effect upon the Company's business, results of operations and cash flows.

    - NEED TO COMPLY WITH GOVERNMENTAL REGULATION AND TO OBTAIN PRODUCT APPROVALS. The Company cannot predict if or when it might submit its products currently under development for regulatory review. Once the Company submits its potential products for review, regulatory approvals may never occur.

    - PATENTS AND PROPRIETARY TECHNOLOGY. The Company has licenses to or assignments of numerous issued U.S. patents but these may not provide any significant protection against competitors. Failure to comply with the terms of licenses and agreements could result in loss of the Company's underlying rights to one or more of its potential proprietary products. Claims against the Company may be raised based on patents held by others and such claims may be successful. If the Company becomes involved in any litigation, that process could consume a substantial portion of the Company's resources regardless of the outcome of such litigation.

    - COMPETITION. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the development and sale of products for many of the applications being pursued by the Company. The industry in which the Company competes is characterized by extensive research and development efforts and rapid technological progress. Price erosion is also characteristic of this industry, particularly with regard to products such as the Company's proposed Extra and generic drugs. The Company's competitive position will be affected by many factors, including but not limited to:

        - the Company's ability to attract and retain qualified personnel, develop effective proprietary products, implement development and marketing plans, and secure adequate capital resources,

        - the ability of the Company to establish or maintain proprietary positions,

        - discoveries by others,

        - the number and success of competitors, and

        - market selling prices, inventory production costs and their effects upon the Company's gross margins.

    The above factors are not intended to be inclusive and there are numerous other factors which could contribute to the business risk inherent in the Company's operations. Some of these factors are described in the Company's Annual Report on Form 10-K. Failure to satisfactorily achieve any of the Company's objectives or avoid any of these risks may have a material adverse effect on the Company's business, results of operations and cash flows.

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

    The Company paid underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000 in connection with the IPO. The total expenses paid by the Company in the IPO were $2,615,000, and the net proceeds to the Company from the IPO through September 30, 1998, including the subsequent exercise of warrants to purchase common stock, were $23,424,000.

    From March 13, 1996, the effective date of the registration statement, to September 30, 1998, (the Company's fiscal 1998 third quarter end), the approximate amount of net proceeds used was:

Construction of plant, building and facilities..............  $  1,246,000
Purchase and installation of equipment......................       295,000
Purchase of real estate.....................................       744,000
Working capital used in operations..........................    16,862,000
Repurchase of common stock..................................     3,557,000
Purchase of equity investment in a related party............       500,000
Acquisition of developed technology.........................       220,000

    None of such payments consisted of direct or indirect payments to directors, officers, owners of more than 10% of the outstanding stock of the Company or affiliates of the Company, with the exception of:

    - the payment to repurchase common stock, which was made to a stockholder that, immediately prior to the repurchase, owned more than 10% of the then outstanding common stock of the Company, and

    - compensation to directors and officers as compensation for services provided to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit No.

10.1       Letter of intent regarding Nipent-Registered Trademark- manufacturing.
27.1       Financial Data Schedule--electronic filing only.

    (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 11, 1998

                                By:             /s/ JOSEPH RUBINFELD
                                      ----------------------------------------
                                              Joseph Rubinfeld, Ph.D.
                                      CHIEF EXECUTIVE OFFICER, PRESIDENT, AND
                                         DIRECTOR (PRINCIPAL EXECUTIVE AND
                                                 FINANCIAL OFFICER)

                                By:               /s/ KEVIN C. LEE
                                      ----------------------------------------
                                                    Kevin C. Lee
                                     CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)