Form 10-Q/A
period 1998-09-30
SUPERGEN INC
filed 1999-01-19
CIK 919722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-Q/A-1

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

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer software applications being written using two rather than four digits to define a year. On January 1, 2000, computer equipment and programs that have time sensitive software may not be able to distinguish whether "00" means 1900 or 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company converted to new accounting software in 1998 and that software properly recognizes dates beyond December 31, 1999. The Company has determined that no other software programs currently in use by the Company will require significant modification or replacement to properly recognize dates beyond December 31, 1999. The Company has initiated and maintains formal communications with significant contract manufacturers, contract research organizations and certain other vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Based upon those communications, the Company believes that all significant computer software programs utilized by third parties upon which the Company relies are either Year 2000 compliant or will be converted to Year 2000 compliance prior to December 31, 1999.

    The total estimated cost of addressing and mitigating the Company's Year 2000 issue is less than $10,000.

    One or more of the Company's or its business partners' software applications may prove to be non-Year 2000 compliant. In that case the Company may experience difficulties on and after January 1, 2000. The worst case Year 2000 scenario envisioned by the Company's management would involve delays in invoicing and shipping, inventory production, and clinical trial documentation. The Company believes that such delays, if encountered, would be addressed quickly and would not result in a material adverse effect upon business, results of operations, or cash.

    The Company is in the process of developing a contingency plan to address a worst case Year 2000 scenario as described above and plans to complete this contingency plan in the first quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 14, 1999

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