Form 10-K
period 1998-12-31
SUPERGEN INC
filed 1999-03-31
CIK 919722

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628
                            ------------------------

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             91-1841574
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

                TWO ANNABEL LANE, SUITE 220, SAN RAMON, CA 94583
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (925) 327-0200
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                         COMMON STOCK PURCHASE WARRANTS

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 12, 1999) was approximately $167,930,081. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 12, 1999 was 21,091,303.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12 and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 5, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I. BUSINESS.

    THIS "ITEM 1--BUSINESS" AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING:

    - THE TIMING AND PROGRESS OF THE DEVELOPMENT OF OUR PROPOSED PRODUCTS;

    - FILING FOR AND RECEIVING REGULATORY APPROVALS;

    - ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES;

    - SOURCING OF BULK GENERICS;

    - MANUFACTURING OF FINISHED PRODUCTS;

    - ANTICIPATING THE MARKET OPPORTUNITIES FOR OUR EXTRA AND PROPRIETARY PRODUCTS;

    - MARKETING CURRENT AND PROPOSED PRODUCTS TO HOSPITAL BUYING GROUPS AND OTHERS;

    - DEVELOPING DISTRIBUTOR RELATIONSHIPS;

    - FORMING STRATEGIC MARKETING RELATIONSHIPS;

    - INCURRING OPERATING LOSSES;

    - REQUIRING ADDITIONAL CAPITAL; AND

    - INCURRING CAPITAL EXPENDITURES.

    ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF:

    - THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS OR AT ALL;

    - INABILITY TO MANUFACTURE APPROVED PRODUCTS IN SUFFICIENT VOLUME OR AT ALL;

    - LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR OUR PRODUCTS;

    - PRICE OR PRODUCT COMPETITION;

    - LACK OF AVAILABLE SUPPLY OF BULK GENERICS;

    - FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS;

    - FAILURE TO OBTAIN ADDITIONAL FINANCING; AND

    - OTHER FACTORS SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    SuperGen, Inc. ("We", the "Company" or "SuperGen") is an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of products for the treatment of life-threatening diseases, particularly cancer. We seek to minimize the time, expense and technical risk associated with drug commercialization by identifying, acquiring and developing pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery. We are focusing our existing and proposed commercialization efforts on two drugs, Nipent-Registered Trademark- and RFS 2000.

    We are currently marketing Nipent-Registered Trademark- in the United States for the treatment of hairy cell leukemia. We are also conducting clinical trials of Nipent-Registered Trademark- to seek FDA approval to expand its use for the treatment of additional forms of leukemia and lymphoma. RFS 2000 is a drug compound in the late stage of clinical development. Clinical studies indicate it has the potential to treat a variety of solid tumors, such as pancreatic, breast, lung, colorectal, ovarian and prostate cancers, and hematological disorders.

    We are also developing our product line of enhanced generic anticancer drugs using our Extra proprietary drug delivery technology. This technology, consisting of a delivery system incorporating the active drug cyclodextrin, has the following properties:

    - The form of a ready to inject, stable solution that increases the ease and safety of administration.

    - Increased shelf life, facilitating multiple doses from a single vial.

    - Less susceptibility to ulceration at the injection site due to shielding properties of the Extra formulation. The drug is released only upon circulation within the bloodstream.

    Our Extra technology is protected by a combination of exclusive and non-exclusive licenses and related patents. These patents were issued between 1991 and 1998. The licenses pertaining to the Extra platform generally are effective for the terms of the related patents.

    We also seek to expand our portfolio of anticancer drugs through the acquisition of products and product candidates, or companies owning such products or candidates, which complement our portfolio and provide us with market opportunities.

    We have non-oncology programs in the large market areas of anemias and other blood cell disorders, obesity/diabetes and autoimmune diseases. We intend to seek partnerships with larger drug companies for the development and marketing of these non-oncology drug candidates.

    Throughout this report, we use the term "proprietary" to refer to some of our products and technology. By use of this term, we mean to refer to those products and technology that are protected from competition by patents, licenses, manufacturing know-how or a combination of these competitive barriers.

    In January 1999, we executed an agreement to acquire all of the outstanding capital stock of Sparta Pharmaceuticals, Inc. for 650,000 shares (subject to adjustment) of our common stock. The acquisition is subject to the approval of Sparta's stockholders. If all conditions of the acquisition are satisfied, we expect to complete this transaction by May 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

    We incorporated in March 1991 as a California corporation and changed our state of incorporation to Delaware on November 3, 1997. Our executive offices are located at Two Annabel Lane, Suite 220, San Ramon, California 94583, and our telephone number at that address is (925) 327-0200.

STRATEGY

    Our objective is to become a leading supplier of oncology therapies as well as pharmaceuticals for other serious diseases, such as blood cell disorders, obesity and diabetes. We focus our product development efforts where we believe there are significant market opportunities, as well as in smaller niche markets such as anticancer drug markets where we believe there is limited competition. Within our focused oncology market, we seek to develop a diversified offering of products, including proprietary and Extra drugs. We are implementing a staged strategy for commercializing oncology products in a multitude of therapeutic and other areas, such as immunotherapies and vaccines, photodynamic therapy, new biotechnology-based drugs, diagnostic agents and prophylaxis. We believe that by marketing acquired anticancer products, such as Nipent-Registered Trademark-, we are developing our reputation and presence in the oncology market. Concurrently, we will continue to develop our proprietary and Extra products, which have a longer development cycle but may offer us more significant market opportunities. We will consider development and marketing of generic drugs only if they offer access to large markets or can serve as an initial step in the application of our Extra technology.

    Our strategy is to license or buy the rights to lead compounds rather than engaging in pure discovery research. These compounds are typically at the late preclinical or early stage of clinical development and have shown efficacy in humans or in an animal model relevant to a particular disease. We then seek to enhance and complete the product development and bring the product to market. Our objective is to shorten the research and development cycle and thereby reduce the time, expense and technical risk associated with drug development. We believe that our approach minimizes the significant financial investment required by pure discovery research and reduces the risk of failure in developing a commercially viable product.

    Our Extra and generic drug development program targets and develops products based on compounds which have been fully developed, approved by the United States Food and Drug Administration ("FDA") and marketed by others but which are no longer protected by patents. We also seek to acquire rights to products which have been similarly commercialized and which we believe have strong market positions or potential. In addition, we may acquire other companies that own products or compounds that complement our portfolio. Our initial development efforts target diseases in the oncology, anemia and obesity fields that have small patient populations and are therefore eligible for Orphan Drug Designation. In the areas of anemia and obesity, we will explore partnership opportunities when we feel we have built enough value into the programs to maximize the return on our expenditures.

    We have a highly experienced management team and maintain operations focused primarily on product development and clinical registration. In late 1997, we established the SuperGen Pharmaceutical Research Institute near our corporate headquarters, where we conduct much of the management of the preclinical, product development and regulatory functions. While we believe it is essential that we perform these functions ourselves, our current strategy is to outsource other activities to keep our costs relatively low while maintaining high technical and operational standards. For example, we outsource manufacturing to avoid the high fixed costs of operating a plant with a large manufacturing staff, while maintaining our own proprietary manufacturing process. We also contract our inventory control function to an established third party that handles warehousing, shipping, invoicing and product delivery.

PRODUCTS AND PRODUCTS IN DEVELOPMENT

    Our current products and our products in development include our proprietary oncology drugs, Nipent-Registered Trademark- and RFS 2000, Extra and generic oncology drugs, and proprietary compounds for blood cell disorders, obesity/diabetes and autoimmune diseases. A description of each of these products and potential products appears below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

                 SUPERGEN PRODUCTS AND PRODUCTS IN DEVELOPMENT

ONCOLOGY PRODUCTS AND PRODUCTS IN DEVELOPMENT

PROPRIETARY ONCOLOGY COMPOUNDS

NIPENT-REGISTERED TRADEMARK-

                                                                               ESTIMATED
                                                                            U.S. MARKET(1)
INDICATION                                        STATUS                  -------------------
---------------------------------  -------------------------------------      ($MILLIONS)
Hairy Cell Leukemia                Currently marketed in the U. S.             $      15
Cutaneous T-cell lymphoma          NDA filed in February 1999                         65
Chronic lymphocytic leukemia       Clinical studies ongoing                          150
Non-Hodgkin's lymphoma             Clinical studies ongoing                          150
Prolymphocytic leukemia            Clinical studies ongoing                           10

    We are currently marketing Nipent-Registered Trademark- (pentostatin for injection), a proprietary drug that we acquired from Warner-Lambert Company in 1996. Nipent-Registered Trademark- is approved for the treatment of Hairy Cell Leukemia, a type of B-lymphocytic leukemia. In 1998, our net sales of Nipent-Registered Trademark- in the United States were approximately $2.1 million, which represented 14% of the estimated total United States market of $15 million for products used to treat this disease. Our net sales of Nipent-Registered Trademark- of $1.5 million in 1997 and $225,000 in 1996 were from the finished goods inventory obtained when we acquired the drug. In December 1997, we received approval from the FDA to begin selling our own commercially manufactured Nipent-Registered Trademark-. Thereafter, sales have consisted of product manufactured at our subcontractor's facility.

    We are selling this drug only in the United States, although we have rights to sell it in Canada and Mexico. We may sell it outside of North America for diseases other than cancer until September 2006, at which time we may sell the drug worldwide for any disease. Warner-Lambert retained a worldwide, royalty-free license to sell Nipent-Registered Trademark- outside North America but has agreed not to sell Nipent-Registered Trademark- in North America through September 2006. In 1997, Warner-Lambert further agreed to buy all its Nipent-Registered Trademark- for sales outside the United States from us through at least October 2004. Shipments under this supply agreement

------------------------

(1) Estimates based on available industry data.

commenced in the first quarter of 1998. We believe we can manufacture sufficient product to actively promote sales of Nipent-Registered Trademark-, satisfy the supply agreement referred to above, and conduct clinical trials for other indications in both oncology and non-oncology fields.

    Although Nipent-Registered Trademark- is approved only for the treatment of Hairy Cell Leukemia, we believe that the drug has a unique mechanism of action and may have activity in a variety of cancers and other diseases with larger markets. In oncology fields, we are pursuing treatments for lymphatic malignancies and disorders, such as cutaneous T-cell lymphoma, chronic lymphocytic leukemia, non-Hodgkin's lymphoma and prolymphocytic leukemia. Nipent-Registered Trademark- has received Orphan Drug Designation by the FDA for use against cutaneous T-cell lymphoma and chronic lymphocytic leukemia. If results from ongoing trials are consistent with previously completed trials, we intend to pursue approval for both of these diseases. We filed for FDA approval to use Nipent-Registered Trademark- to treat various mature T-cell lymphomas and cutaneous T-cell lymphoma in February of 1999.

RFS 2000

INDICATION                                                STATUS
-----------------------------------------  -------------------------------------
Pancreatic cancer                          Phase III trials underway
Ovarian cancer                             Phase II trials completed; FDA
                                             registration trials commencing
Myelodysplastic syndrome                   Phase II trials completed; FDA
                                             registration trials commencing
Colorectal cancer                          Phase II trials underway
Lung cancer                                Phase II trials underway
Melanoma sarcoma                           Phase II trials underway
Other solid tumors (breast, prostate)      Phase II trials being launched
Combinatorial therapy                      Phase I trials underway

    In September 1997, we acquired the exclusive worldwide royalty-bearing rights to this patented anticancer compound developed by the Stehlin Foundation for Cancer Research. RFS 2000 is a third-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. It is a patented analogue of camptothecin, the active drug extracted from the CAMPTOTHECA ACUMINATA tree. We believe that this is a platform drug for leadership in the treatment of a broad array of solid tumors and hematological malignancies. We are seeking rapid development and approval of the drug for pancreatic cancer, for which there are limited treatment options. We have Orphan Drug Designation for this disease. Pancreatic cancer is the fifth leading cause of cancer death in the United States, with both an incidence and death rate of about 29,000 individuals per year. The current United States market for products used to treat this disease is more than $125 million a year(2). Median survival for patients with an advanced form of this disease is only a few months. Results of clinical trials using RFS 2000 indicate a favorable comparison with historical data in quality of life, survival data and tumor size. In September 1998, we received FDA approval to use our own supplies of RFS 2000 manufactured under current Good Manufacturing Practices for expanded human trials in pancreatic cancer. We are conducting Phase III trials for pancreatic cancer in over 50 sites in the United States, including leading cancer centers. These trials consist of two primary studies. The first compares RFS 2000 to Gemzar-Registered Trademark- (gemcitabine, marketed by Eli Lilly and Co.) in patients who have not undergone chemotherapy. The second compares RFS 2000 to 5-FU (a generic anticancer drug typically prescribed for gastrointestinal tumors) in patients who have failed treatment with gemcitabine.

    RFS 2000 has also shown activity in more than 30 human and animal tumor models in indications such as breast, lung, colorectal, ovarian and prostate cancers and in hematological disorders such as myelodysplastic syndrome and chronic myelo-monocytic leukemia. We estimate the current United States market

------------------------

(2) Unless otherwise indicated, product sales and market size information cited in this Report consist of data provided by IMS HEALTH.

for products to treat most of these diseases is at least $500 million. All of these diseases represent significant market opportunities. In studies to date, RFS 2000 has not exhibited any of the cardiac, pulmonary, hepatic or renal toxicities that limit the acute and/or chronic dosages of most chemotherapeutics. In addition, some early studies suggest RFS 2000 could be used to treat cancer on a chronic rather than acute basis.

    We believe that RFS 2000 may have significant advantages over many existing anticancer drugs, including oral dosing and superior side effect profile. In particular, we believe that the compound causes significantly less inhibition of bone marrow function, due in part to its dosing schedule, which provides for a cycle of five days of administration followed by two days of recovery. The observed side effects are mild to moderate hematological toxicities, low-grade cystitis, infrequent and mild hair loss and gastrointestinal disorder. Finally, as an oral drug that can be taken at home, RFS 2000 may provide patients with additional convenience and significantly reduce healthcare costs.

EXTRA AND GENERIC ANTICANCER DRUGS.

    OUR EXTRA TECHNOLOGY. We have developed several applications for our proprietary Extra technology. We believe this technology significantly improves the safety profile and handling characteristics of several anticancer drugs currently on the market. Current product targets include Mito Extra (mitomycin), Nipent-Registered Trademark- Extra (pentostatin), Paxo Extra (paclitaxel), Etoposide Extra, Dauno Extra (daunorubicin) and Cisplatin Extra. In March 1994, we acquired exclusive worldwide rights to the patented cyclodextrin technology used in our Extra technology from Janssen Biotech, N.V. and others.

    Many anticancer generic drugs are available only in a powder form that must be mixed into a liquid solution before injection into a vein. If successful, our Extra technology will produce a ready-to-inject, stable solution that will ease administration and save time by eliminating the potentially dangerous mixing procedure. It could also provide safety benefits for those administering the dose by reducing their risk of exposure to the drug. Moreover, we believe that our ready-to-inject stable solutions may have a significantly longer shelf life at room temperature than the mixed solutions. This means less waste of expensive drugs as one vial could be utilized for several doses. In addition, many existing anticancer pharmaceuticals, including those under development by us, are potent toxins that can cause serious irreversible damage to a patient's muscle or skin should the drug accidentally leak during injection. We believe that our Extra technology may increase the safety of these existing anticancer drugs by shielding the tissue from the drug at the injection site. The drug is released upon circulation within the bloodstream. We believe that each of these features will result in our Extra products having a significant competitive advantage over their counterparts currently on the market.

    We have filed an application for worldwide patent protection for our anticancer Extra technology and, in February 1997, we obtained our first Extra patent in the United States. An additional patent, issued in September 1998, complements the first patent with more specific claims, including Taxol-Registered Trademark- and amsacrine, and expands coverage to antibiotic, antifungal, vesicant and other agents. In addition, we have licensed the rights to the excipient used for the Extra technology. At the time we acquired the licenses to this excipient, it was in its later stages of development and had already undergone extensive animal toxicology and human testing in areas other than anticancer drugs. Janssen Biotech, N. V. has received FDA approval for and is now marketing an antifungal compound that uses the same underlying technology.

    GENERIC ANTICANCER DRUGS. We believe that the total estimated United States sales for mitomycin, bleomycin, etoposide, cisplatin and other proposed generic products have decreased over the last few years due to increased competition. We also believe sales for these generics may continue to decrease as a result of competitive factors. These factors may include reductions in the per unit sales price, the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies. Therefore, we currently intend to limit our development of generic products to those that we feel either require minimal effort to submit an New Drug Application ("NDA") and obtain marketing clearance or that offer significant market opportunities. These presently include paclitaxel, daunorubicin, and bleomycin.

    Our Extra and generic drugs anticancer drugs currently under development are as follows:

    MITOMYCIN is currently commercially available in powder form and is approved to treat gastric and pancreatic cancer. Doctors also prescribe mitomycin for breast, lung and colorectal cancer. Estimated sales of mitomycin in the United States were approximately $15 million in 1998 and $21 million in 1997. The patent for mitomycin expired in 1987 and, as of December 31, 1998, there were only two approved generic versions of mitomycin in addition to the original version produced by Bristol-Myers Squibb Company.

    MITO EXTRA (MITOMYCIN). We filed an NDA for Mito Extra in December 1997, which was accepted by the FDA in February 1998. We have received a response from the FDA and anticipate responding to the FDA's request for additional formulation, manufacturing and clinical information by the end of the first quarter of 1999.

    GENERIC MITOMYCIN. We received marketing approval for our generic version of mitomycin in April 1998. Our sales of mitomycin, which commenced in June 1998, totaled $270,000 in 1998.

    NIPENT-REGISTERED TRADEMARK- EXTRA.  Pentostatin
(Nipent-Registered Trademark-) is approved to treat Hairy Cell Leukemia and has the potential application to treat chronic lymphocytic leukemia and other lymphatic malignancies. We believe that there is a potential for expanding its application in oncology and non-oncology markets and intend to initiate preclinical studies with Nipent-Registered Trademark- Extra.

    PACLITAXEL (Taxol-Registered Trademark-) is approved to treat ovarian and other solid tumors and is being used experimentally to treat numerous cancers. It currently generates the highest revenue of all anticancer drugs sold in the United States, with sales of approximately $620 million in 1998 and $570 million in 1997.

    PAXO EXTRA (paclitaxel). The current formulation of PACLITAXEL (TAXOL-REGISTERED TRADEMARK-) has numerous problems because the Cremophor-Registered Trademark- EL solvent used for the injection concentrate causes hypersensitivity reactions, leaching of plasticizer from PVC infusion bags, haziness of diluted solutions and the need for in-line filters. We believe that our potential Paxo Extra product would reduce these problems. In 1997, we secured a source of bulk paclitaxel, although the manufacturer has not undergone a pre-approval inspection. We intend to file an NDA with the FDA relating to our potential Paxo Extra.

    GENERIC PACLITAXEL. In August 1998, we filed an Abbreviated New Drug Application with the FDA for our generic version of paclitaxel. Although the original period of marketing exclusivity for paclitaxel
(Taxol-Registered Trademark-) expired in December 1997, the FDA granted Bristol-Myers Squibb a use patent that effectively extended its exclusive rights to market the drug. Several companies have expressed interest in marketing generic versions of paclitaxel and are challenging the use patent but, to date, Bristol-Myers Squibb has successfully defended its exclusive marketing rights. While other companies may continue to challenge the use patent, we do not have the financial or other resources to do so. Therefore, our plans to market a generic version of paclitaxel (Taxol-Registered Trademark-) in the United States and the success of our related FDA filing are dependent upon the successful outcome of challenges to the use patent made by others. These challenges may never be successful and we may not be able to market our generic version of paclitaxel (Taxol-Registered Trademark-) in the United States.

    ETOPOSIDE EXTRA. Etoposide is used to treat small cell lung cancer and testicular tumors unresponsive to other therapies. Etoposide had estimated sales in the United States of $32 million in 1998 and $25 million in 1997. There are currently six approved generic versions of etoposide, in addition to the original version produced by Bristol-Myers Squibb. Generic formulations of etoposide have limited stability and limited solubility. We believe that etoposide Extra formulations would decrease such limitations. Formulation and preclinical evaluation are currently in progress, and we intend to file an NDA for this formulation.

    DAUNORUBICIN is approved to treat a variety of acute leukemias. Daunorubicin had estimated sales in the United States of $10 million in both 1998 and 1997. Daunorubicin is currently sold in powder form only. We believe that daunorubicin represents a niche market with limited competition from large pharmaceutical companies due to its relatively small market size. However, we believe the use of daunorubicin may increase substantially in the future, as recent experimental studies suggest that daunorubicin may be used in an increasing number of combination drug protocols treating a number of cancers.

    DAUNO EXTRA (DAUNORUBICIN). We have commenced preclinical testing for our potential Dauno Extra product and intend to file an NDA with the FDA.

    GENERIC DAUNORUBICIN. We filed an Abbreviated New Drug Application with the FDA in December 1998 for Marketing Approval for daunorubicin.

    CISPLATIN EXTRA. Cisplatin is approved for the treatment of metastatic testicular tumors, metastatic ovarian tumors and advanced bladder cancer. Sales of cisplatin in the United States were estimated to be approximately $100 million in 1998 and $106 million in 1997. We intend to file an NDA with the FDA relating to our potential Cisplatin Extra. Cisplatin is currently protected by a 17-year patent extension granted to Bristol-Myers Squibb in 1996. We expect that other companies interested in marketing generic versions of cisplatin will challenge the extension of Bristol-Myers Squibb's patent but we do not have the financial or other resources to do so. Therefore, the success of our planned FDA filing for our Extra version of cisplatin will be dependent upon the successful outcome of challenges to the patent extension made by others. These challenges, if made, may never be successful and we may not be able to market our generic version of cisplatin in the United States.

    GENERIC BLEOMYCIN. Bleomycin is indicated for the treatment of head and neck cancer, Hodgkin's disease, reticulum cell sarcoma, lymphosarcoma and testicular cancer. Sales of bleomycin in the United States were estimated to be approximately $29 million in 1998 and $30 million in 1997. The patent for bleomycin expired in 1989. Only one generic version of bleomycin has been approved for commercial sale to date. We have a generic version of bleomycin currently under development and intend to file an Abbreviated New Drug Application.

NON-ONCOLOGY PROPRIETARY PRODUCTS

    ANEMIAS

    RF 1010. We are developing a series of proprietary products to treat various forms of anemia and neutropenia. These diseases destroy red and white blood cells and thereby weaken the immune system, leaving patients susceptible to infection that could result in serious illness or death. The blood cell disorders targeted by us frequently result from a severe insult (such as pesticide or radiation poisoning); from treatment with existing anticancer therapies, including chemotherapy and radiation; and from renal failure. We believe that our products under development may have improved therapeutic benefits relative to existing drugs commercially available and may be used in conjunction with existing drugs or may replace existing drugs.

    OBESITY AND DIABETES

    RF 1051. Obesity is a disorder with significant mortality and morbidity due to heart, joint or respiratory problems. The American Obesity Association has estimated that 70 million Americans are defined as obese and that effective prevention of obesity could result in healthcare system savings of up to $100 billion annually. We are developing a proprietary product in pill form for the treatment of obesity. Most obesity drugs depend on suppressing appetite or on stimulating increased metabolic activity by amphetamine-like activity, and some users regain weight and develop severe complications. We believe that our product, which is a naturally occurring substance in humans, may cause the body to store less fat or use more fat to produce energy. Initial studies also indicate that there is an inverse correlation between the body mass index of a person and the amount of RF 1051 that is present. We have received Orphan Drug Designation for RF 1051 in the treatment of Prader-Willi Syndrome, a type of genetic obesity.

    While the results of our clinical studies were consistent with our expectations, we believe that highly publicized problems with other obesity drugs have significantly increased the regulatory requirements for drugs targeting general obesity. As RF 1051 appears to work in diabetic mouse models as well as obese mouse models, and a direct correlation has been shown between RF 1051 administration and reduced blood sugar levels, we have chosen to focus upon multi-center Phase I/II trials in Type II diabetes, which we believe has a more easily defined clinical endpoint for studies and thus a better chance of regulatory approval.

    AUTOIMMUNE DISEASES

    NIPENT-REGISTERED TRADEMARK-. Our non-oncology targets for Nipent-Registered Trademark-are various autoimmune diseases, including graft-versus-host disease and rheumatoid arthritis which is not responsive to standard therapies. We estimate the United States market for graft-versus-host disease to be $500 million and the market for refractory rheumatoid arthritis to be $1 billion. We currently are conducting clinical trials in both of these indications.

CLINICAL DEVELOPMENT AND REGISTRATIONS

    We believe that in-house management of clinical development and registrations is central to our strategy for the accelerated, cost-effective commercialization of drugs. We have assembled a team comprised of seasoned professionals with significant industry experience to coordinate and manage clinical development and registrations of all or our products. The amount we spent on sponsored research and development was $10.5 million in 1998, $8.6 million in 1997 and $6.2 million in 1996.

NEW DRUG DEVELOPMENT AND APPROVAL PROCESS

    The United States system of new drug approvals is the most rigorous in the world. It costs an average of $500 million and takes an average of almost 15 years from the discovery of a compound to bring a single new pharmaceutical to market. For every 5,000 to 10,000 chemically synthesized molecules screened, only 250 are ever issued an Investigational New Drug Application and tested in humans. Of those, the FDA will approve only one for commercialization.(3) Yet, in recent years, societal and governmental pressures have created the expectation that biotech and pharmaceutical companies will reduce the costs for drug discovery and development without sacrificing safety, efficacy and innovation. The need to significantly improve or provide alternative strategies for successful pharmaceutical discovery, research and development remains a major health care industry challenge.

    DRUG DISCOVERY. In the initial stages of drug discovery before a compound reaches the laboratory, tens of thousands of potential compounds are randomly screened for activity against an assay assumed to be predictive for particular disease targets. This drug discovery process can take several years. Once a company locates a "screening lead", or starting point for drug development, isolation and structural determination may begin. The development process results in numerous chemical modifications to the screening lead in an attempt to improve the drug properties of the lead. After a compound emerges from the above process, the next steps are to conduct further preliminary studies on the mechanism of action, further IN VITRO (test tube) screening against particular disease targets and finally, some IN VIVO (animal) screening. If the compound passes these barriers, the toxic effects of the compound are analyzed by performing preliminary exploratory animal toxicology. If the results are positive, the compound emerges from the basic research mode and moves into the preclinical phase.

    PRECLINICAL TESTING. During the preclinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests typically take approximately three and one-half years to complete.

    INVESTIGATIONAL NEW DRUG APPLICATION. During the preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. In addition, an Institutional Review Board, comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

------------------------

(3) Source: Pharmaceutical Research and Manufacturers of America.

    Some limited human clinical testing may be done under a Physician's IND in support of an IND application and prior to receiving an IND. A Physician's IND is an IND application that allows a single individual to conduct a clinical trial under less rigorous standards with a shorter FDA review process. A Physician's IND does not replace the more formal IND process, but can provide a preliminary indication as to whether further clinical trials are warranted, and can, on occasion, facilitate the more formal IND process.

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

    PHASE II CLINICAL TRIALS. In Phase II clinical trials, controlled studies are conducted on approximately 100 to 300 volunteer patients with the targeted disease. The primary purpose of these tests is to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects. These studies generally take approximately two years, and may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug on the patient population, but also its safety.

    PHASE III CLINICAL TRIALS. This phase typically lasts about three years and usually involves 1,000 to 3,000 patients. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any reactions that may result from long-term use of the drug.

    NEW DRUG APPLICATION. After the completion of all three clinical trial phases, if the data indicates that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often over 100,000 pages in length. The average NDA review time for new pharmaceuticals approved in 1997 was 16.2 months, down from 23 months in 1996.

    ABBREVIATED NEW DRUG APPLICATION. This application is for a license to market a generic version of a drug already approved for marketing under a full NDA.

    MARKETING APPROVAL. If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies (Phase IV) to evaluate long-term effects.

    PHASE IV CLINICAL TRIALS AND POST MARKETING STUDIES. In addition to studies requested by the FDA after approval, these trials and studies are conducted to explore new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

    ORPHAN DRUG DESIGNATION. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs for rare diseases and conditions affecting fewer than 200,000 persons in the United States. The first developer to receive FDA Marketing Approval for an orphan drug is entitled to a seven-year exclusive marketing period in the United States following approval for that product. However, the FDA will allow the sale of a drug clinically superior to or different from another approved orphan drug, although for the same indication, during the seven-year exclusive marketing period. There have been 140 drugs approved under this act since its adoption in 1983.

    GENERIC DRUG DEVELOPMENT

    The development of a generic drug is significantly abbreviated from that of a new drug and the approval process may begin once all applicable patents for a particular drug expire. For each generic drug,

FDA approval must be obtained for the active ingredient of the generic drug (the "bulk source") and the final formulation ("Marketing Approval"). The entire approval process takes approximately 36 months.

EXTRA DRUG DEVELOPMENT

    Each Extra product candidate contains an active drug substance which has already been approved by the FDA and may already also have generic versions approved by the FDA. The excipient for the Extra technology has also been approved by the FDA in a non-oncology application. To gain approval to market, we must provide data to the FDA to support the safety, efficacy and quality of each Extra product, but these data are more limited in scope and content than would be required for a novel drug formulation. While extensive clinical trials will not be required, we will be required to provide clinical data that demonstrate the bioequivalence of our Extra formulation to the original product. Overall, the data packages we will submit to the FDA for Extra product candidates will be smaller than an NDA and may take less time to review.

    We also expect that, after the safety and quality of the Extra technology have been adequately demonstrated to the FDA, future Extra submissions will be able to cross-refer to these data, further streamlining our submissions. We will likely have to demonstrate clinical bioequivalence for each Extra formulation, but, as stated above, future submissions should be smaller in size and may take less time to review.

    RECENT REGULATORY DEVELOPMENTS

    The Food and Drug Administration Modernization Act of 1997, which extended the highly successful Prescription Drug User Fee Act of 1992, is expected to enable the FDA to further reduce regulatory approval times, allowing manufacturers to make new cures and treatments available to patients about a year earlier than otherwise would have been possible.(3) Under the user-fee law, the FDA was able to cut drug approval times nearly in half over the past five years. The FDA has also agreed to a number of specific performance goals to streamline the development and approval of new drugs. For example, the FDA has agreed to review standard NDAs, applications for biologics and efficacy supplements in an average of ten months by the end of five years as compared with the current average of twelve months. Other goals set periods for holding meetings, ending clinical holds on INDs, and resolving disputes on procedural and scientific issues. For the first time, the FDA has a legislatively established mission to promote public health by the timely review of applications for new products and to protect public health by ensuring that regulated products are safe, effective and properly labeled.

    Other major provisions of the FDA Modernization Act include:

    - A provision for fast-track drugs that address unmet medical needs for patients with serious or life-threatening conditions;

    - Expanded access to investigational drugs for patients with serious diseases and conditions;

    - A reduction from two to one, adequately controlled clinical study, to prove substantial evidence of effectiveness (at the discretion of the FDA);

    - A reduction of postmarket manufacturing changes needing FDA approval; and

    - Adoption of guidance for the submission of abbreviated reports, standards for review, including prompt review of supplemental applications for new indications for approved products, and dispute resolution.

    There is an additional provision of the FDA Modernization Act, which we feel is very important to us. This provision will allow us to distribute, under strict conditions and FDA supervision, copies of peer-reviewed medical journal articles and other validated scientific information about unapproved uses of approved drugs to physicians and other health-care professionals. Thus physicians will have more up-to-date product information and will be better able to meet their patients' medical needs.

MANUFACTURING

    We currently outsource manufacturing for all of our bulk drugs, Nipent-Registered Trademark-, RFS 2000, RF 1010, and RF 1051, as well as mitomycin and other bulk generics used in the Extra and generic dosage forms. We currently use both United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our bulk proprietary and generic compounds in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures, and thorough analytical testing by outside laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs and conserve our resources.

    The FDA must issue marketing clearance and deem a manufacturer acceptable under current Good Manufacturing Practices standards before production of bulk proprietary or generic compounds for commercial sale may begin. Once a bulk proprietary or generic compound is manufactured on our behalf, it is sent to one or more domestic manufacturers that process it into the finished proprietary, Extra, or generic dosage forms. We currently follow these procedures for our marketed products, Nipent-Registered Trademark- and mitomycin. We then ship our finished proprietary and generic products to an outside vendor for distribution to our customers.

    We have entered agreements with a domestic entity for the future production of our bulk generics required for both our Extra and generic dosage forms. We have licensed from this manufacturer, on an exclusive basis, proprietary fermentation technology for anticancer antibiotic agents. In the future, we may adapt this proprietary fermentation technology to produce other bulk generics.

    In December 1997, we received approval from the FDA to commercially manufacture Nipent-Registered Trademark- at our designated vendors' manufacturing site using our proprietary manufacturing process. We believe we own sufficient bulk inventory for the manufacture of Nipent-Registered Trademark- to meet our clinical and commercial needs for the near future. In April 1998, the FDA approved our application for the production of bulk mitomycin using the fermentation technology described above.

    We intend to continue evaluating our manufacturing requirements and may establish or acquire our own facilities to manufacture our products for commercial distribution if we feel doing so would reduce costs or improve control and flexibility of product supply. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

SALES AND MARKETING

    We sell Nipent-Registered Trademark- to Warner-Lambert Company for resale and distribution outside North America. Warner-Lambert was our single largest customer in 1998 with sales of approximately $600,000 or 20% of total net sales. Our remaining Nipent-Registered Trademark- sales result from direct selling and marketing. We market Nipent-Registered Trademark- and mitomycin to hospitals (major cancer centers), private practice oncology clinics, oncology distributors and drug wholesalers. Oncologists/hematologists, oncology nurses and oncology pharmacists are included in each of these classes of customers. Our target market is approximately 1,700 hospitals, the large majority of which are members of hospital buying groups. We have focused on obtaining winning bids from these groups for generic products since they control a significant majority of the hospital business in the oncology and blood disorder pharmaceutical market. Since acceptance from each buying group can be time consuming, there may be significant delays before we can win bids and generate sales revenue. However, we have taken significant steps toward such acceptance. A large number of these buying groups, including Premier Purchasing Partners, Novation (formally University HealthSystem Consortium), Kaiser Permanente, and the Department of Veteran Affairs have given us approved vendor status. In addition, we have gained recognition as an approved vendor in each state that requires registration or licensing before bidding for those customers. We will continue to target these large buying groups and, as we attain market share, bid with other buying groups while seeking to minimize any price erosion that may occur.

    There are a large number of private practice physicians (approximately 5,000 oncologists/hematologists) in the United States. These physicians usually purchase oncology products through distributors, with whom we are developing relationships. The four major oncology distributors in the United States are Oncology Therapeutic Network Joint Venture, L.P., Florida Infusion Services, Inc., National Specialty Services, Inc. and Priority Healthcare Corporation. These distributors control approximately 60% of the private practice oncology clinics that in turn represent approximately 30% of the oncology-related pharmaceutical market. We have taken significant steps in building relationships with these distributors, all of whom have purchased
Nipent-Registered Trademark-. Our sales force will also continue to target the important private practice oncology clinics within their assigned territories. We also sell to large drug wholesalers that supply hospitals and hospital buying groups. In 1998, two distributors and one wholesaler each accounted for ten percent or more of revenues.

    Generally, our business is not seasonal. However, as chemotherapeutic products often have debilitating side effects, some patients may choose to abate treatment during summer months or during holidays so that they may experience a better temporary quality of life with their family and friends.

    We have divided our sales group into three regions; each headed by a manager who supervises local sales representatives, all of whom have extensive industry experience. We plan to expand our sales force upon receipt of additional Marketing Approvals for proprietary, Extra and generic products. Our sales and marketing group conducts direct sales, sponsors speakers' programs, works with distributors, performs market research analysis, develops marketing strategies, creates and implements educational and promotional programs, establishes pricing and product advertising and maintains compliance with hospital and other buying groups. We contract warehousing, shipping, invoicing and a portion of our customer service responsibilities with an established outside vendor. Customers may return products for credit.

    We may enter strategic marketing or sales arrangements with other companies, particularly with respect to our non-oncology product candidates. No such strategic arrangements exist as of the date of this Report.

PATENTS AND LICENSES

    We actively pursue a policy of seeking patent protection for our proprietary products and technologies whether developed in-house or from outside acquisition. We have acquired licenses to or assignments of numerous United States patents covering our principal proprietary drugs. In February 1997, we received our United States patent relating to our Extra products. This initial patent position was further enhanced in September 1998 with the issuance of an additional patent with more specific claims including
Taxol-Registered Trademark- and amsacrine, as well as broader coverage of anticancer, antibiotic, antifungal, vesicant and other chemical cytotoxic agents. We have entered patent royalty agreements with The Jackson Laboratory and The Stehlin Foundation for Cancer Research. Under these agreements, each of these entities has assigned to us an exclusive license for patents and patent applications (which may be important to our blood cell disorder and obesity/diabetes product development programs). Under the terms of these licenses, we will be obligated to pay fees and royalties and take reasonable steps to achieve specified milestones. These milestones include filing INDs, filing NDAs if commercially reasonable, and using diligent efforts to commence marketing programs after Marketing Approvals. We further have a worldwide license agreement with Janssen Biotech, N.V. related to patent rights and know-how regarding hydroxypropyl-beta-cyclodextrin, which is important to our Extra development program. This agreement gives us an exclusive license, outside the United States, in return for consideration in the form of milestone payments and royalties. In addition, we have a patent license agreement with Cyclex, Inc. ("Cyclex") to license a patent (which is important to our Extra development program) and to make and sell licensed products for cytotoxic anticancer formulations containing hydroxypropyl-beta-cyclodextrin in the United States in return for payments of royalties to Cyclex.

    In addition to pursuing patent protection in appropriate cases, we rely on trade secret protection for our unpatented proprietary technology. We also pursue a policy of having our employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is confidential except in specified circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

COMPETITION

    There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sale of pharmaceutical products for some of the applications that we are pursuing. Our competitors and probable competitors include Ortho-McNeil Pharmaceutical, Amgen, Inc., Gensia-Sicor Inc., Bristol-Myers Squibb and Immunex Corporation, among others. These companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Such companies may succeed in developing pharmaceutical products that are more effective or less costly than any we may develop or market.

    Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. If we are able to establish and maintain a significant proprietary position with respect to our proprietary products, competition will likely depend primarily on the effectiveness of the product and the number, gravity and severity of its unwanted side effects as compared to alternative products. Companies compete with respect to generic products primarily on price and, to a lesser extent, on name recognition and the reputation of the manufacturer in its target markets. Moreover, the number of competitors offering a particular generic product could dramatically affect price and gross margin for that product or an Extra product based on that generic product. We may be at a disadvantage in competing with more established companies based on price or market reputation. In addition, increased competition in a particular generic market would likely lead to significant price erosion for our generic products and Extra products based on such generic products. This would have a negative effect on our sales and potential gross profit margins. For example, we believe that the total estimated United States sales for our proposed generic products, and generic products upon which we propose to base our Extra products, have decreased in recent years due to increased competition. We believe that sales volumes and unit prices of these generics may continue to decrease as a result of competitive factors. These factors include the introduction of additional generics and other cancer drugs, the desire of some companies to increase their market share, new formulations for those drugs and the use of different therapies.

    Extensive research and development efforts and rapid technological progress characterize the industry in which we compete. Although we believe that our proprietary position may give us a competitive advantage with respect to our proposed nongeneric drugs, we expect development of new products to continue. Discoveries by others may render our current and potential products noncompetitive. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

EMPLOYEES

    As of December 31, 1998, we had 54 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our officers and their ages as of December 31, 1998, are as follows:

NAME                               AGE                              POSITION
-----------------------------      ---      --------------------------------------------------------
Joseph Rubinfeld.............          66   Chief Executive Officer, President and Director

Frank Brenner................          51   Vice President of Sales

Frederick L. Grab............          57   Vice President of Pharmaceutical Operations

R. David Lauper..............          54   Vice President of Professional Services

Luigi Lenaz..................          57   Senior Vice President of Clinical Research and Medical
                                            Affairs

Rajesh C. Shrotriya..........          54   Executive Vice President and Chief Scientific Officer

Simeon M. Wrenn..............          54   Vice President of Biotechnology

    JOSEPH RUBINFELD, PH.D. co-founded the Company in 1991. He has served as Chief Executive Officer, President, and a director of the Company since our inception and was Chief Scientific Officer from inception until September 1997. Dr. Rubinfeld was one of the four initial founders of Amgen in 1980 and served as Vice President and Chief of Operations until 1983. From 1987 to 1990, he was a Senior Director at Cetus Corporation. From 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company International Division ("Bristol-Myers") in a variety of positions, most recently as Vice President and Director of Research and Development. While at Bristol-Myers, Dr. Rubinfeld was instrumental in licensing the original anticancer line of products for Bristol-Myers, including Mitomycin and Bleomycin. Before that time, Dr. Rubinfeld was a research scientist with several pharmaceutical and consumer product companies including Schering-Plough Corporation and Colgate-Palmolive Co. He received his BS in chemistry from C.C.N.Y., and his MA and Ph.D. in chemistry from Columbia University. Dr. Rubinfeld has numerous patents and/or publications on a wide range of inventions and developments, including the 10-second developer for Polaroid film, manufacture of cephalosporins and the first commercial synthetic biodegradable detergent. In 1984, Dr. Rubinfeld received the Common Wealth Award for Invention.

    FRANK BRENNER joined us as Vice President of Sales and Marketing in January 1994. Before joining us, he was an independent management consultant for various biotechnology and pharmaceutical companies from September 1991 to January 1994. From December 1987 to September 1991, Mr. Brenner was Senior Director of National Sales for Cetus Corporation and was a Regional Sales Manager from October 1986 to December 1987. Before that time, he served in a variety of positions at Lederle International, including as Senior Product Manager. Mr. Brenner received his BS from California State University at Dominguez Hills. He resigned as Vice President of Sales in January 1999, and we hired his replacement in February 1999.

    FREDERICK L. GRAB, PH.D. joined us as Vice President of Pharmaceutical Operations in July 1996. From April 1989 to July 1996, Dr. Grab was Director, Regulatory Affairs, Generic Drugs for Pharmacia Inc., a developer and manufacturer of pharmaceuticals. From 1982 to 1988, Dr. Grab served as Manager, Pharmaceutical Product Development at Pharmacia Inc. Dr. Grab received his BS in Pharmacy from

Columbia University, College of Pharmacy and his Ph.D. in pharmaceutical chemistry from the University of California, San Francisco Medical Center.

    R. DAVID LAUPER, PHARM.D. has served as Vice President of Professional Services since December 1996 and as Vice President of Oncology Product Development from August 1995 to November 1996. Dr. Lauper joined SuperGen from Chiron Corp. where he served as Director of Professional Services, Chiron Therapeutics, from 1994 to 1995. Before that time, from 1986 to 1993, Dr. Lauper served in the same capacity at Cetus Corporation. From 1980 to 1986, Dr. Lauper was with Bristol-Myers Squibb as Assistant
Director of Medical Information Oncology. He received his Pharm.D. in pharmacy from the University of California School of Pharmacy.

    LUIGI LENAZ, M.D. has served as Senior Vice President of Clinical Research and Medical Affairs since October 1997. Before joining SuperGen, he was Senior Medical Director, Oncology Franchise Management for Bristol-Myers Squibb from 1990 to 1997 and was Director, Scientific Affairs, Anti-Cancer for Bristol-Myers Squibb from 1978 to 1990. Dr. Lenaz was a Post Doctoral Fellow at both the Memorial Sloan-Kettering Cancer Center in New York and at the National Cancer Institute in Milan, Italy. He received his medical training at the University of Bologna Medical School in Bologna, Italy.

    RAJESH C. SHROTRIYA, M.D. has served as our Executive Vice President and Chief Scientific Officer since October 1997 and as Senior Vice President and Special Assistant to the President from January 1997 to September 1997. Before joining us, Dr. Shrotriya was Vice President and Chief Medical Officer of MGI Pharma, Inc., an oncology company, from August 1994 to October 1996. Previously he spent 18 years at Bristol-Myers Squibb in a variety of positions most recently as Executive Director, Worldwide CNS Clinical Research. Dr. Shrotriya received his medical training in India at Grant Medical College in Bombay, Delhi University and the Armed Forces Medical College in Poona.

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

ITEM 2. PROPERTIES.

    Our principal administrative facility is currently located in leased general office space in San Ramon, California, under a lease that expires on January 31, 2002. Either the landlord or we may cancel the lease upon substantial catastrophic damage to the property or its condemnation, and the landlord has the right to move us, at its expense, to comparable facilities. We have the right to extend the lease for one additional five-year period at the fair market rental rate. In late 1998, we ended the lease for the office space used in our sales and marketing efforts in Parsippany, New Jersey, and those activities are now being coordinated from San Ramon. In April 1997, we purchased an unimproved industrial building in Pleasanton, California, and located our laboratory operations there upon substantial completion of the improvements in December 1997. We believe the above properties are suitable for our operations. The San Ramon office facility and Pleasanton laboratory facility are nearing full utilization, therefore, we have leased additional office space in Pleasanton for a period of seven years commencing May, 1999.

ITEM 3. LEGAL PROCEEDINGS

    There are no pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

    Our Common Stock trades on the Nasdaq Stock Market under the symbol "SUPG." Our Common Stock Purchase Warrants trade on the Nasdaq Stock Market under the symbol "SUPGW." The following table sets forth the high and low bid information for the Common Stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq Stock Market:

                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
Quarter ended March 31, 1997...............................................  $   14.13  $    9.63
Quarter ended June 30, 1997................................................      14.75      10.88
Quarter ended September 30, 1997...........................................      18.81      12.88
Quarter ended December 31, 1997............................................      18.63      14.50

1998
Quarter ended March 31, 1998...............................................      15.13      11.69
Quarter ended June 30, 1998................................................      17.75       9.63
Quarter ended September 30, 1998...........................................      12.50       5.13
Quarter ended December 31, 1998............................................       9.31       5.38

HOLDERS OF RECORD

    As of March 12, 1999, there were 338 holders of record of the Common Stock and approximately 6,900 beneficial stockholders.

DIVIDENDS

    We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended December 31, 1998, we issued the following securities:

    - 74,416 shares of common stock in March 1998, in connection with the 1997 acquisition of a patent royalty agreement and other intellectual property related to our obesity/diabetes product candidate, RF 1051.

    - 460,000 shares of common stock in December 1998, in a private placement to an institutional investor for a total of $3,000,000.

    The issuances of shares described above were in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    We made no public solicitation in connection with the issuance of the above securities nor were there any other offerees. We relied on representations from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

USE OF PROCEEDS

    On March 13, 1996, we commenced our initial public offering (the "IPO") of 4,025,000 units and an underwriters' over-allotment option consisting of 525,000 units at a public offering price of $6.00 per unit. We made this offering pursuant to a registration statement on Form S-B (file no. 333-476 LA) filed with the Securities and Exchange Commission. A unit consisted of one share of Common Stock, $.001 par value per share, and a warrant to purchase one share of Common Stock at $9.00. Of the units registered, 4,024,302 were sold. Paulson Investment Company was the managing underwriter of the IPO. The aggregate gross proceeds of the IPO (before deduction of underwriting discounts and commissions and expenses of the offering and any exercises of the warrants) were $24,146,000. We have not yet sold all of the shares registered for the exercise of the warrants. There were no selling stockholders in the IPO.

    We paid total expenses of $2,615,000 in connection with the IPO consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of $623,000. The net proceeds of the IPO through December 31, 1998, including subsequent exercises of warrants to purchase common stock, were $23,424,000.

    From March 13, 1996, the effective date of the registration statement for the IPO, to December 31, 1998 (our most recent fiscal year end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities.................  $1,246,000
Purchase and installation of machinery and equipment...........     295,000
Purchase of real estate........................................     744,000
Working capital used in operations.............................  16,862,000
Repurchase of common stock.....................................   3,557,000
Purchase of equity investment..................................     500,000
Acquisition of developed technology............................     220,000

    None of such payments consisted of direct or indirect payments to directors, officers, 10% stockholders or affiliates, with the exception of:

    - The payment to repurchase common stock, which was made to a stockholder that, immediately prior to the repurchase, owned more than 10% of the our then outstanding common stock; and

    - Payments to directors and officers as compensation for services provided.

ITEM 6. SELECTED FINANCIAL DATA.

    The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 14 of Part IV of this Report.

                                                                                       NINE MONTHS
                                              YEAR ENDED    YEAR ENDED    YEAR ENDED      ENDED      YEAR ENDED
                                             DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   MARCH 31,
                                                 1998          1997          1996          1995         1995
                                             ------------  ------------  ------------  ------------  -----------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................   $    3,004    $    1,802    $      264    $       13    $     169
Net loss...................................      (15,577)      (15,996)       (8,758)       (2,729)      (3,639)
Total assets...............................       19,793        30,772        17,936         2,162        2,440
Basic net loss per common share............        (0.77)        (0.85)        (0.55)        (0.22)       (0.31)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING:

    - TIMING AND PROGRESS OF THE DEVELOPMENT OF OUR PROPOSED PRODUCTS;

    - FILING FOR AND RECEIVING REGULATORY APPROVALS;

    - ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES;

    - SOURCING OF BULK GENERICS;

    - MANUFACTURING OF FINISHED PRODUCTS;

    - ANTICIPATING THE MARKET OPPORTUNITIES FOR OUR EXTRA AND PROPRIETARY PRODUCTS;

    - MARKETING CURRENT AND PROPOSED PRODUCTS TO HOSPITAL BUYING GROUPS AND OTHERS;

    - DEVELOPING DISTRIBUTOR RELATIONSHIPS;

    - FORMING STRATEGIC MARKETING RELATIONSHIPS;

    - INCURRING OPERATING LOSSES;

    - REQUIRING ADDITIONAL CAPITAL; AND

    - INCURRING CAPITAL EXPENDITURES.

    ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF NUMEROUS FACTORS, INCLUDING, WITHOUT
LIMITATION:

    - FAILURE TO OBTAIN ADDITIONAL FINANCING;

    - THE FAILURE TO RECEIVE APPROPRIATE REGULATORY APPROVALS OF MARKETING OR MANUFACTURING ACTIVITIES ON A TIMELY BASIS OR AT ALL;

    - INABILITY TO MANUFACTURE APPROVED PRODUCTS IN SUFFICIENT VOLUME OR AT ALL;

    - LACK OF MARKET ACCEPTANCE OF AND DEMAND FOR OUR PRODUCTS;

    - PRICE OR PRODUCT COMPETITION;

    - LACK OF AVAILABLE SUPPLY OF BULK GENERICS;

    - FAILURE TO SELL EXISTING INVENTORIES AT PRICES SUFFICIENT TO COVER RELATED COSTS; AND

    - OTHER FACTORS SET FORTH IN "--FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    We are an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of products for the treatment of life-threatening diseases, particularly cancer. A key element of our strategy is to identify and acquire potential pharmaceutical products in the later stages of development that complement our portfolio. We may also acquire companies owning such potential or approved products. We believe this strategy will shorten the research and development cycle and thereby minimize the time, expense and technical risk associated with drug development. Our primary oncology programs target leukemias and lymphomas, solid tumors and the development of our proprietary Extra technology (our enhanced line of already established anticancer drugs). We also have non-oncology programs in the large market areas of anemias and other blood cell disorders, obesity/diabetes and certain autoimmune diseases. We intend to seek partnership opportunities in these areas.

    We currently sell two anticancer products, Nipent-Registered Trademark- and mitomycin. We acquired Nipent-Registered Trademark- (pentostatin for injection), along with associated North American marketing rights, in 1996. In December 1997, we received governmental approval to sell Nipent-Registered Trademark-manufactured under our own Supplemental New Drug Application.
Nipent-Registered Trademark- is approved for the treatment of Hairy Cell Leukemia and has Orphan Drug Designation for both chronic lymphocytic leukemia and cutaneous T-cell lymphoma. In April 1998, we received FDA approval to market the generic drug mitomycin for injection. Mitomycin, originally developed and marketed by Bristol-Myers Squibb under the tradename
Mutamycin-Registered Trademark-, is approved in the United States for the treatment of adenocarcinoma of the stomach and pancreas in combination with other approved chemotherapeutics. We began to sell mitomycin in June 1998.

    Sales of Nipent-Registered Trademark- were responsible for 91% of product revenues in 1998, 84% of product revenues in 1997 and virtually all product revenues in 1996. Remaining product revenues in 1998 consisted of sales of mitomycin, and remaining product revenues in 1997 and 1996 consisted of sales of other generic products purchased in 1997 and 1996 under a program that we have discontinued.

    In September 1997, we acquired exclusive worldwide rights to a patented anticancer compound (RFS 2000), which is currently in Phase III human trials for pancreatic cancer, the fifth leading cause of cancer death. This compound has also shown activity against an array of solid tumors and hematological malignancies in animal and initial human studies with a favorable side effect profile.

    Late in 1997, we filed for governmental approval for our first Extra product, Mito Extra. The Food and Drug Administration accepted that filing for review in February 1998 and we are responding to the comments we received from them in December 1998. We intend to file for approval of several additional Extra and generic anticancer products over the next several years.

    Also, we have continued development of a proprietary blood cell disorder product for the treatment of aplastic anemia (and other anemias associated with chemotherapy, radiotherapy, and renal failure). Our proprietary obesity/diabetes pill has shown promise in early preclinical and human studies. It is currently in Phase II clinical trials for a genetic disorder leading to chronic obesity and we plan to begin multi-center Phase I/II trials of this pill for Type II diabetes. We have received Orphan Drug Designations for our aplastic anemia agent and for our obesity pill for the treatment of a genetic disorder leading to chronic obesity.

    We expect our research and development expenses to increase as a result of expanded clinical trials of RFS 2000, Nipent-Registered Trademark-, the Extra product line and other drugs. We expect our marketing and sales expenses to increase as we expand our United States direct sales and marketing organization.

    In January 1999, we executed an agreement to acquire all of the outstanding capital stock of Sparta Pharmaceuticals, Inc. for 650,000 shares (subject to adjustment) of our common stock. Sparta has several anticancer compounds in late-stage clinical development. The acquisition is subject to the approval of Sparta's stockholders. If Sparta's stockholders approve the acquisition we anticipate accounting for the acquisition using the purchase method of accounting. Assuming that the SuperGen common stock market price used at the time of acquisition is equal to the stock's closing price on March 12, 1999 ($10.13) we estimate the purchase price for this acquisition would be approximately $6.6 million. We believe that substantially all of this estimated amount will represent an excess of the purchase price over the net book value of Sparta's assets at the time of acquisition.

    We expect our future operating results to fluctuate and these results will depend on a variety of factors, including:

    - Changes in our level of research and development, including the timing of any expansion of clinical trials;

    - Acquisitions of products, technology or companies owning such assets;

    - Regulatory approvals of new products or expanded labeling of existing products;

    - The price, volume and timing of sales of our products;

    - Our ability to successfully manufacture approved products for sale;

    - The mix between Nipent-Registered Trademark- sales in the United States and those under a supply agreement for sale outside North America;

    - Variations in gross margins of our products, which may be affected by the sales mix referred to above;

    - Competitive pricing pressures; and,

    - Fluctuations in manufacturing yields.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    Total revenues were $3.0 million in 1998 compared to $1.8 million in 1997. The increase in revenues was due primarily to higher sales volumes of Nipent-Registered Trademark- in 1998. This volume increase resulted principally from sales of Nipent-Registered Trademark- under a supply agreement for sale outside North America. We began to sell mitomycin late in the second quarter of 1998 and revenues from sales of mitomycin contributed slightly to the overall revenue increase.

    Gross margin was higher in 1998 due primarily to lower
Nipent-Registered Trademark- unit costs. In 1998, virtually all Nipent-Registered Trademark- sales consisted of our own manufactured inventory. In 1997, sales of Nipent-Registered Trademark- consisted entirely of inventory acquired from Warner-Lambert Company and the relatively high unit cost of that inventory affected our margins. The unit cost of manufactured
Nipent-Registered Trademark- has been, and is expected to continue to be, significantly lower than the unit cost assigned to the Nipent-Registered Trademark- inventory acquired from Warner-Lambert Company. This positive effect upon margin was partially offset by lower selling prices for Nipent-Registered Trademark- sold under the supply agreement and a $667,000 charge to cost of sales for unabsorbed fixed product manufacturing costs. We have limited Nipent-Registered Trademark- sales and manufacturing experience and current Nipent-Registered Trademark- margins may not be indicative of future margins due to variations in average selling prices and manufacturing costs.

    Research and development expenses were $10.5 million in 1998 compared to $8.6 million in 1997. Product formulation and development costs associated with RFS 2000, Nipent-Registered Trademark- and mitomycin contributed to the overall increase in expenses in 1998. Costs attributable to expansion of the research and development staff also contributed to the increase in research and development expense, as did our investment of $200,000 in a related party in the first quarter of 1998.

    Sales and marketing expenses were $3.2 million in 1998 compared to $2.0 million in 1997. This increase was primarily due to costs reflecting the continued expansion of the sales and marketing group in 1998. Upon receiving NDA approval to begin selling our own manufactured Nipent-Registered Trademark- we began media advertising for Nipent-Registered Trademark- and expanded our participation at strategic trade shows. Costs associated with these activities also contributed to the overall increase in sales and marketing expenses.

    General and administrative expenses were $3.8 million in 1998, compared to $2.9 million in 1997. The increase was due principally to consultancy costs relating to investor relations, patent related legal fees and information technology services. Higher facilities and personnel costs also contributed to the overall increase in expense. We moved into larger administrative offices in March of 1997 and we have hired additional administrative staff to accommodate increases in headcount and business activities.

    In 1997, we incurred the following charges for the acquisition of in-process research and development:

    - $831,000 related to the acquisition of the generic anticancer drug etoposide; and

    - A non-cash charge of $1,875,000 for the acquisition of RFS 2000.

    - $800,000 consisting of non-cash charge of $750,000 and $50,000 of additional cash expenses for the acquisition of a patent royalty agreement and other intellectual property related to our obesity/ diabetes product candidates, RF 1051.

    We incurred no such charges in 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    Total revenues were $1.8 million in 1997 compared to $264,000 in 1996. Product revenues in 1997 and 1996 consisted primarily of sales of Nipent-Registered Trademark- acquired in September 1996 and were limited to inventory then acquired. The increase in revenues in 1997 was primarily due to the increased volume resulting from a full year's sales of Nipent-Registered Trademark- compared to only the fourth quarter's sales in 1996. The remainder of 1997 and 1996 sales related to the generic etoposide inventory acquired in January 1997 and other generic products purchased in 1996. We have no further plans to market etoposide as competition has eroded market prices and potential margins below an acceptable level. In 1997, we concluded our program of selling other generic products we had acquired in 1996. The primary intent of this program was to establish a marketing presence and initiate sales activities.

    Gross margin was relatively low in both 1997 and 1996 primarily due to the high cost assigned to Nipent-Registered Trademark- acquired in 1996.

    Research and development expenses were $8.6 million in 1997 compared to $6.2 million in 1996. The increase in 1997 resulted from costs associated with a higher number of research and development personnel and projects undertaken, as well as increased legal and facilities costs and the cost of bulk drugs used for product research. While overall expense was higher in 1997, costs associated with clinical trials were lower stemming from a reduced level of clinical trial activity in 1997.

    Sales and marketing expenses were $2.0 million in 1997 compared to $982,000 in 1996. We began to sell products in the fourth quarter of 1996 and established our sales staff shortly before then. The increase in expense in 1997 was primarily due to the effects of a full year's payroll and related costs associated with increased levels of staffing. Costs of promotional materials, sales-related services and sales and marketing facilities also contributed to the increased expense in 1997.

    General and administrative expenses were $2.9 million in 1997 compared to $1.9 million in 1996. The administrative resources needed to support our increased activities in both research and development and sales and marketing resulted in increased expense. Our payroll costs were higher in 1997 due to increased staffing for administration, finance and investor relations. Service provider costs were higher in 1997 primarily due to increased investor relations activity following our initial public offering in March 1996. Legal costs were also higher in 1997 due primarily to legal and other costs associated with our first annual report and proxy statement.

    We incurred charges for the acquisition of in-process research and development of $3,506,000 (as described above) in 1997 compared to $442,000 in 1996. The 1996 charge was related to the acquisition of Nipent-Registered Trademark-.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable securities totaled $11.9 million at December 31, 1998, compared to $23.3 million at December 31, 1997. The net cash used in operating activities of $13.8 million in 1998 reflected the net loss of $15.6 million partially offset by non-cash charges for depreciation, stock options granted to consultants and the termination of a consultancy relationship with a former director. Cash used for 1998 purchases of property and equipment was $672,000, principally for equipment, fixtures and computer equipment at our research facility established in Pleasanton, California, late in 1997.

    We believe our cash, cash equivalents and investments in marketable securities on-hand at December 31, 1998, together with the ability to borrow up to $5 million under a secured promissory note executed in March 1999, will satisfy our budgeted cash requirements at least through December 31, 1999. Our primary planned uses of cash during that period are:

    - Funding operations;

    - Conducting clinical testing of RFS 2000, Nipent-Registered Trademark- and product candidates;

    - Marketing for expanded indications for Nipent-Registered Trademark- that may be developed; and

    - Continuing other research and development programs.

    In December 1998, we sold 460,000 shares of common stock for net proceeds of $2.632 million to an institutional investor.

    We are actively considering future contractual arrangements that would require significant financial commitments, particularly for clinical trials for existing and new drug candidates and acquisition of product rights to additional drug candidates. In addition, we may incur significant capital expenditures in 1999 for tenant improvements relating to new office facilities.

    We are seeking additional funding through public or private financings or collaborative or other arrangements with third parties. In evaluating potential private placements and other forms of equity funding, we consider both our liquidity needs and the dilutive effects of such financings upon our stockholders. We seek additional equity funding only when necessary and when we believe that we can negotiate a transaction that is in the best interest of the Company and our stockholders. It has been our recent experience that private placements of restricted stock have been the best source of funding available to us. While we would prefer to offer registered stock through underwritten offerings at market prices, we believe that market conditions and our stage of development make it more difficult to enter into an underwritten offering.

    We believe offering stock to private placement investors at a discount to market is necessary to attract investors. For example, the private placement we closed in August 1997 for approximately $9.8 million reflected a discount of approximately 20% to the market price of our stock at that time. This discount resulted from prior discussions with several of the participants and the selling price was the highest amount we believed we could achieve given the restrictive nature of the stock. In June 1997, we executed a private placement to Tako Ventures, LLC ("Tako") an investment entity controlled by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for approximately $23 million. This transaction reflected a discount of approximately 20% to the market price of our stock and included further incentives in the form of options and warrants granted to Tako. We considered the size of the Tako investment, the limited number of events that could trigger further dilution and the anticipated positive effect of adding Mr. Ellison to our Board of Directors to be significant factors, which we believe warranted the incentives provided in this transaction.

    Also, we believe that private placements have substantially the same effect upon existing stockholders as would underwritten offerings as stock prices typically decline in reaction to announcements of underwritten secondary offerings. Furthermore, underwriters' fees are typically more substantial than costs associated with private placements.

    We have no credit facility or other committed sources of capital other than those described above. We cannot assure you that additional funds will be available on acceptable terms, if at all. See "--Factors Affecting Future Operating Results."

AFFECT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer software applications being written using two rather than four digits to define a year. On January 1, 2000, computers and other equipment using time sensitive software may not be able to distinguish whether "00" means 1900 or 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, prepare invoices, or engage in similar normal business activities.

    We converted to new accounting software in 1998 and we believe that software properly recognizes dates beyond December 31, 1999. We believe that no other software programs that we currently use will require significant modification or replacement to properly recognize dates beyond December 31, 1999. We have initiated and maintain formal communications with significant contract manufacturers, contract research organizations and certain other vendors to determine the extent to which we are vulnerable to those third parties' failure to address their own Year 2000 issues. Based upon those communications, we believe that all significant computer software programs utilized by third parties upon which we rely are either Year 2000 compliant or will be converted to Year 2000 compliance prior to December 31, 1999.

    Our total estimated cost of addressing and mitigating our Year 2000 issue is less than $10,000.

    One or more of our own or our business partners' software applications may prove to be non-Year 2000 compliant. If so, we may experience difficulties on and after January 1, 2000. Our worst case Year 2000 scenario would involve delays in invoicing and shipping, inventory production, and clinical trial documentation. We believe that such delays, if encountered, will be addressed quickly and will not result in a material adverse affect upon our business, results of operations, or cash flows.

    We are developing a contingency plan to address a worst case Year 2000 scenario as described above and we plan to complete this contingency plan in the second quarter of 1999.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. OUR BUSINESS OPERATIONS MAY BE IMPAIRED BY ADDITIONAL RISKS AND UNCERTAINTIES THAT WE DO NOT KNOW OF OR THAT WE CURRENTLY CONSIDER IMMATERIAL.

    OUR BUSINESS, RESULTS OF OPERATIONS OR CASH FLOWS MAY BE ADVERSELY AFFECTED IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

    THIS REPORT ALSO CONTAINS AND INCORPORATES BY REFERENCE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE RISKS DESCRIBED BELOW AND ELSEWHERE IN THIS REPORT.

    WE HAVE INCURRED LOSSES AND MAY NEVER ACHIEVE SIGNIFICANT REVENUES OR PROFITABLE OPERATIONS. We have incurred cumulative losses of $56.0 million for the period from inception through December 31, 1998. These losses include non-cash charges of $7.5 million for the acquisition of in-process research and development. We have not achieved profitability and we expect to continue to incur substantial operating losses at least through 2000. Substantially all of our revenues have come from sales of Nipent-Registered Trademark-, and we expect this trend to continue for some time. Our ability to achieve profitability will depend in part upon our ability to develop, obtain regulatory approval for and successfully market Nipent-Registered Trademark- for other indications, and bring several of our other proprietary products to market. Our ability to achieve profitability will also depend upon a variety of other factors, including the following:

    - The price, volume and timing of sales of products;

    - The mix between Nipent-Registered Trademark- sales in the United States and those under a supply agreement with Warner-Lambert Company for sales outside North America;

    - Variations in gross margins of our products, which may be affected by sales mix and competitive pricing pressures;

    - Regulatory approvals of new products or expanded labeling of existing products;

    - Changes in the level of our research and development, including the timing of any expansion of clinical trials; and

    - Acquisitions of products or technology.

    Our long-term success will also be affected by expenses, difficulties and delays frequently encountered in developing and commercializing new pharmaceutical products, competition, and the regulatory environment in which we operate.

    OUR PROPOSED PROPRIETARY PRODUCTS WILL REQUIRE SIGNIFICANT ADDITIONAL DEVELOPMENT. Our proposed proprietary products are in the development rather than the research stage. However, we must significantly develop all of our proposed products before we can market them. Although we believe that our preclinical and pilot clinical studies support further development of our proprietary products, the results we have obtained to date do not necessarily indicate results of further testing, including controlled human clinical testing. All of the potential proprietary products that we are currently developing will require extensive clinical testing before we can submit any regulatory application for their commercial use.

    OUR PRODUCT DEVELOPMENT EFFORTS MAY ULTIMATELY FAIL. Our proposed proprietary products and our proposed Extra and generic products are subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the following:

    - Some of our potential products may be found to be unsafe or ineffective, or may fail to receive the necessary regulatory clearances in a timely fashion, if at all;

    - Our products, if safe and effective, may be difficult to manufacture on a large scale or may be uneconomical to market;

    - The proprietary rights of third parties may preclude us from marketing such products; and

    - Third parties may market more effective or less costly products for treatment of the same diseases.

    As a result, we cannot be certain that any of our products will be successfully developed, receive required governmental regulatory approvals on a timely basis, become commercially viable or achieve market acceptance. Also, we have only limited experience in conducting clinical trials and other aspects of the regulatory process.

    Our generic products and our potential Extra products based on generic products are also subject to additional risks. These risks relate to the expiration or anticipated expiration of the patents for the underlying drug. For instance, although the original period of exclusivity for Taxol-Registered Trademark- expired in December 1997 and the patent for cisplatin expired in December 1996, the FDA has granted Bristol Myers Squibb extended patent protection for both drugs. We expect that other companies interested in marketing generic versions of these drugs will challenge these patent extensions but we do not have the financial or other resources to do so. We cannot be certain that the issues relating to these patents will be resolved favorably or in a timely manner. In addition, similar patent or other intellectual property issues could affect other Extra and generic products or potential products. An unfavorable resolution or significant delays in the resolution of such issues could significantly limit or prevent our ability to compete in these marketplaces and could adversely effect our business, results of operations and cash flows. In addition, because of the lack of proprietary protection of generic products, such products could face intense competition and prices and gross profit margins could be significantly eroded. See "--Competition."

    WE WILL NEED ADDITIONAL FINANCING WHICH MAY NOT BE READILY AVAILABLE. We expect that we will need substantial additional funding. Our business, results of operations and cash flows will be adversely affected if we fail to obtain adequate funding in a timely manner.

    Our funding requirements will depend on many factors, including:

    - The progress of our development programs;

    - The availability of additional drugs or drug candidates for acquisition or in-licensing;

    - The availability of companies as potential acquisition or merger candidates;

    - Future revenue growth, if any;

    - The amount of cash generated, if any, by our operations;

    - The timing and receipt of regulatory approvals;

    - The costs involved in preparing, filing, prosecuting, maintaining, enforcing and defending patent claims and other intellectual property rights;

    - Developments related to reimbursement matters;

    - Competing technological and market developments; and

    - The need for additional office and manufacturing facilities to accommodate any growth.

    We anticipate that our existing capital resources will be adequate to fund operations and capital expenditures at least through December 31, 1999. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We cannot be certain that any such funding will occur, or if it occurs, that it will be on favorable terms. Also, the dilutive effect of equity funding may adversely affect our results per share.

    OUR BUSINESS WILL SUFFER IF WE FAIL TO COMPLY WITH GOVERNMENTAL
REGULATIONS. Our research, testing, manufacturing, labeling, distribution, marketing and advertising activities are regulated extensively by governmental authorities in the United States. If we fail to comply with these regulatory requirements, we may be subject to regulatory or judicial enforcement actions. Such actions could include product recalls or seizures, injunctions, civil penalties, criminal prosecution, refusals to approve new products, withdrawal of existing approvals and potentially enhanced product liability exposure.

    OUR BUSINESS WILL SUFFER IF WE FAIL TO OBTAIN REGULATORY MANUFACTURING OR MARKETING APPROVALS IN A TIMELY MANNER. The FDA and comparable agencies in foreign countries impose substantial requirements for the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. We have obtained clearance from the FDA related to our Nipent-Registered Trademark- manufacturing processes, Marketing Approval for internally developed mitomycin and approval of sources of bulk drugs for our Extra and generic products. However, we have not yet received Marketing Approval for any of our internally developed proprietary products. Our proprietary drugs and Extra drugs may require substantial clinical trials and FDA review as new drugs. Our generic drugs require both approval of the bulk source of the drug and FDA approval of their final formulation. We cannot predict with certainty if or when we might submit for regulatory review those products currently under development. Once we submit our potential products for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals for any of our pharmaceutical products on a timely basis or at all. For example, we initially believed that the FDA would abbreviate the approval process for our Extra products. However, the FDA is reviewing Mito Extra, our first Extra product submission, as a new drug. Sales of our products outside the United States will be subject to regulatory requirements governing clinical trials and Marketing Approval. These requirements vary widely from country to country and could delay the introduction of our products in those countries.

    OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY. We will suffer negative consequences if competitors develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, if our trade secrets are disclosed or if we cannot effectively protect our rights to unpatented trade secrets.

    We actively seek patent protection for our proprietary products and technologies. We have a number of United States patents and we have licenses to or assignments of numerous issued United States patents. However, litigation may be necessary to protect our patent position, and we cannot be certain that we will have the required resources to pursue such litigation or otherwise to protect our patent rights. Our efforts to protect our patents may fail. In addition to pursuing patent protection in appropriate cases, we also rely on trade secret protection for unpatented proprietary technology. However, trade secrets are difficult to protect.

    Our proprietary products are dependent upon compliance with certain licenses and agreements. These licenses and agreements require us to make certain royalty and other payments, reasonably exploit the underlying technology of the applicable patents, and comply with certain regulatory filings. If we fail to comply with such licenses and agreements, we could lose the underlying rights to one or more of these potential products, which could adversely effect our business, results of operations and cash flows.

    Claims may be brought against us in the future based on patents held by others. Such other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product. If any actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected product. We cannot assure you that we would prevail in any such action or that we could obtain any license required under any such patent on acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of such litigation.

    Extensive research and development efforts and rapid technological progress characterize our industry. Although we believe that our proprietary position gives us a competitive advantage with respect to our proposed non-generic drugs, we anticipate that development will continue and discoveries by others may render our current and potential products noncompetitive. In addition, we have only limited experience in selling and marketing pharmaceutical products. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources.

    BECAUSE WE ARE DEPENDENT ON THIRD PARTIES FOR MANUFACTURING OUR BUSINESS MAY BE HARMED. We currently rely on vendors for manufacturing activities related to Nipent-Registered Trademark- and our generic version of mitomycin. The facilities used by these vendors have passed plant inspections required by the FDA before market clearance of all pharmaceutical products. The FDA conducts these inspections to ensure compliance with current Good Manufacturing Practices ("cGMP") regulations enforced by the FDA. If the facilities fail to maintain their cGMP status, or there is an interruption at any of these facilities due to the occurrence of a fire, natural disaster, equipment failure or other condition, we may not be able to locate other facilities that are FDA-approved for manufacturing activities in a timely manner or on commercially acceptable terms.

    In addition, we store the majority of our Nipent-Registered Trademark- crude concentrate at a single storage location. Improper storage, fire, natural disaster, theft or other conditions at this location that may lead to the loss or destruction of our Nipent-Registered Trademark- crude concentrate could adversely affect our business, results of operations and cash flows. We are currently negotiating a long-term agreement with the vendor that purifies our current supply of crude concentrate to continue its purification services. However, we cannot assure you that we will be able to finalize such an agreement. If we are not able to do so, our supply of Nipent-Registered Trademark- may be interrupted while we seek to locate another facility and to have that facility approved by the FDA. Such a delay could adversely affect our business, results of operations and cash flows.

    We will encounter similar issues with respect to any potential products that the FDA clears for sale. We must establish and maintain relationships with manufacturers to produce and package our finished pharmaceutical products, including RFS 2000. In addition, the FDA must clear the facilities used by these contract manufacturers. If we are unable to obtain or retain third-party manufacturing on commercially acceptable terms or obtain necessary FDA clearances to manufacture the products currently being developed, we may not be able to commercialize pharmaceutical products as planned. Our dependence upon third parties for the manufacture of pharmaceutical products may adversely affect our profit margins and our ability to develop and deliver pharmaceutical products on a timely and competitive basis.

    We currently rely on foreign manufacturers for the production of certain of bulk Extra and generic formulations and on domestic manufacturers to supply sufficient quantities of compounds to conduct clinical trials on proposed proprietary products. If we are unable to contract for or obtain a sufficient supply of pharmaceutical products on acceptable terms, or such supplies are delayed or contaminated, we could experience significant reductions in sales, delays in bringing our proposed proprietary, Extra and generic products to market, delays in preclinical and human clinical testing schedules, and delays in submitting products for regulatory approval and initiating new development programs. Any of these factors could adversely affect our business, results of operations and cash flows.

    We do not currently intend to manufacture any pharmaceutical products, although we may choose to do so in the future. If we decide to manufacture products, we will be subject to the regulatory requirements described above. We will also be subject to similar risks regarding delays or difficulties encountered in manufacturing any such pharmaceutical product and we will require additional facilities and substantial additional capital. In addition, we have only limited experience in manufacturing pharmaceutical products. We cannot assure you that we would be able to manufacture any such product successfully and in a cost-effective manner.

    IF WE LOSE THE SERVICES OF CERTAIN KEY EMPLOYEES, OUR BUSINESS WILL BE HARMED. Our success is dependent on certain key management and scientific personnel, including Dr. Joseph Rubinfeld, the loss of whose services could significantly affect our ability to achieve our planned development objectives. We maintain a key executive life insurance policy for $2.1 million on Dr. Rubinfeld. The loss of key personnel or the inability to attract and retain the additional, highly skilled personnel required for the expansion of our activities could adversely affect our business, results of operations and cash flows.

    THE CONTINUING EFFORTS OF GOVERNMENT AND THIRD-PARTY PAYERS TO CONTAIN OR REDUCE THE COSTS OF HEALTH CARE MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY. We cannot predict the effect that health care reforms may have on our business, and it is possible that any such reforms will adversely affect our business. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. If our current and proposed products are not considered cost-effective, reimbursement to the consumer may not be available or be sufficient to allow us to sell products on a competitive basis.

    THE NATURE OF OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS. Clinical trials or marketing of any of our current and potential pharmaceutical products may expose us to liability claims from the use of such pharmaceutical products. We currently carry product liability insurance. However, we cannot be certain that we will be able to maintain insurance on acceptable terms for clinical and commercial activities or that such insurance would be sufficient to cover any potential product liability claim or recall.

    OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR STOCK AND THEY MAY NOT ACT IN THE BEST INTEREST OF OTHER STOCKHOLDERS. Our officers and directors beneficially own approximately 30% of the outstanding shares of Common Stock. Beneficial ownership includes shares of Common Stock subject to options exercisable at May 11, 1999. These stockholders, if acting together, may be able to elect all of our directors and otherwise significantly influence matters requiring approval by our stockholders. This concentration of ownership and the lack of cumulative voting may also delay or prevent a third party from acquiring us.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Due to the short-term nature of our interest bearing assets we believe that our exposure to interest rate market risk is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    All information required by this item is included on pages F-1 to F-17 in
Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding our Board of Directors is incorporated by reference to the section entitled "Election of Directors" appearing in our proxy statement for the annual meeting of stockholders to be filed with the Commission by April 30, 1999. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        1. FINANCIAL STATEMENTS. The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

                                                                                               PAGE
                                                                                         -----------
Report of Ernst & Young LLP, Independent Auditors......................................         F-1
Consolidated Balance Sheets............................................................         F-2
Consolidated Statements of Operations..................................................         F-3
Consolidated Statement of Changes in Stockholders' Equity..............................         F-4
Consolidated Statements of Cash Flows..................................................         F-5
Notes to Consolidated Financial Statements.............................................         F-6

        2.  FINANCIAL STATEMENT SCHEDULES.

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

        3.  EXHIBITS:

   EXHIBIT
   NUMBER       DESCRIPTION OF DOCUMENT
-------------   ------------------------------------------------------------
     (f)3.1     Certificate of Incorporation of the Registrant.
     (m)3.2     Bylaws, as amended, of the Registrant.
     (m)4.1     Specimen Common Stock Certificate.
     (a)4.2     Form of Representative's Warrant.
     (a)4.3     Form of Warrant Agreement (including form of Common Stock
                  Purchase Warrant).
    (l)10.1     Form of Indemnification Agreement between the Registrant and each of its directors and officers.
    (n)10.2     1993 Stock Option Plan (as amended through March 9, 1998)
    (i)10.3     Forms of stock option agreements under the 1993 Stock Option
                  Plan.
    (i)10.4     1996 Directors' Stock Option Plan, as amended effective
                  February 3, 1997, and form of stock option agreement
                  thereunder.
    (c)10.5     Employees and Consultants Stock Option Agreement/Plan.
    (n)10.6     1998 Employee Stock Purchase Plan
 (b)(q)10.7     Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and The Jackson Laboratory.
 (b)(q)10.8     Worldwide License Agreement dated March 1, 1994 between the
                  Registrant and Janssen Biotech, N.V.
 (b)(q)10.9     Patent License Agreement dated March 1, 1994 between the
                  Registrant and Cyclex Inc.
 (b)(q)10.10    Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and The Long Island Jewish Medical
                  Center.
 (b)(q)10.11    License Agreement dated February 1, 1995 between the
                  Registrant and Pharmos Corporation.
    (i)10.12    Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel Chemicals, Ltd. ("ICL") and the Registrant.
    (m)10.13    First Amendment to Common Stock Sale/Repurchase Agreement
                  between ICL and the Registrant dated November 12, 1997.

   EXHIBIT
   NUMBER       DESCRIPTION OF DOCUMENT
-------------   ------------------------------------------------------------
    (m)10.14    Amended and Restated Employment, Confidential Information
                  and Invention Assignment Agreement dated January 1, 1998
                  between the Registrant and Joseph Rubinfeld.
    (b)10.15    Consulting Agreement between the Registrant and Vida
                  International Pharmaceutical Consultants.
    (d)10.16    Purchase and Sale Agreement dated as of September 30, 1996 between the Registrant and Warner-Lambert Company, a
                  Delaware corporation.
 (e)(q)10.17    Asset Purchase Agreement dated January 15, 1997 between the
                  Registrant and Immunex Corporation, a Washington
                  corporation.
    (e)10.18    Bishop Ranch Business Park Building Lease dated October 14,
                  1996 between the Registrant and Annabel Investment
                  Company, a California partnership.
 (g)(q)10.19    License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April 11, 1997.
 (g)(q)10.20    Nonexclusive Supply Agreement between the Registrant and
                  Yunnan Hande Technological Development Co. Ltd. dated May
                  7, 1997.
    (g)10.21    Assignment and Assumption Agreement between the Registrant and R&S, LLC, dated April 17, 1997.
    (h)10.22    Convertible Secured Note, Option and Warrant Purchase
                  Agreement dated June 17, 1997 among the Registrant, Tako
                  Ventures, LLC and, solely as to Sections 5.3 and 5.5
                  thereof, Lawrence J. Ellison (the "Tako Purchase
                  Agreement").
       10.23    Amendment No. 1 to the Tako Purchase Agreement dated March
                  17, 1999.
    (j)10.24    Form of Common Stock Purchase Agreement among the purchasers and the Registrant dated August 29, 1997.
 (j)(q)10.25    License Agreement between Stehlin Foundation for Cancer
                  Research and the Registrant dated September 3, 1997.
    (j)10.26    Letter Agreement dated August 13, 1997 between the
                  Registrant and South Bay Construction, Inc.
 (k)(q)10.27    Supply Agreement dated October 20, 1997 between the
                  Registrant and Warner-Lambert Company.
    (l)10.28    Standard Industrial/Commercial Multi-Tenant Lease dated
                  October 13, 1997 between R&S, LLC and Quark Biotech, Inc.
       10.29    Registration Rights Agreement dated November 23, 1998.
    (o)10.30    Agreement and Plan of Reorganization by and among the
                  Registrant, Royale Acquisition Corp., and Sparta
                  Pharmaceuticals, Inc. dated as of January 18, 1999.
       10.31    Stock Purchase Agreement between the Registrant and Tako
                  dated January 29, 1999.
       10.32    Standard Industrial/Commercial Multi-Tenant Lease dated
                  February 12, 1999 between the Registrant and Sea Cliff
                  Properties, a California general partnership (for the
                  premises at 1075 Serpentine Lane, Pleasanton, California,
                  Suite A).
       10.33    Standard Industrial/Commercial Multi-Tenant Lease dated
                  February 12, 1999 between the Registrant and Sea Cliff
                  Properties, a California general partnership (for the
                  premises at 1075 Serpentine Lane, Pleasanton, California,
                  Suite B).
       10.34    Secured Promissory Note Commitment dated March 25, 1999
                  issued by the Registrant to Tako.
       10.35    Common Stock Purchase Warrant dated March 25, 1999.

   EXHIBIT
   NUMBER       DESCRIPTION OF DOCUMENT
-------------   ------------------------------------------------------------
 (p)(q)10.36    Letter of Intent regarding Nipent--Registered Trademark--
                  Manufacturing.
       23.1     Consent of Ernst & Young LLP, Independent Auditors.
       27.1     Financial Data Schedule.

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

(m) Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1998.

(n) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-58303) filed with the Securities and Exchange Commission on July 1, 1998.

(o) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 1999.

(p) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998.

(q) Confidential treatment has been previously granted for certain portions of these exhibits.

    (b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in 1998.

    (c)  EXHIBITS.  See Item 14(a) above.

    (d)  FINANCIAL STATEMENT SCHEDULES.  See Item 14(a) above.

Board of Directors and Stockholders
SuperGen, Inc.

    We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
March 25, 1999

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $   8,614  $  23,326
  Marketable securities.....................................................................      3,299         --
  Accounts receivable, net..................................................................        712         64
  Inventories...............................................................................      1,245      1,428
  Due from related parties..................................................................         91        570
  Prepaid expenses and other current assets.................................................        615        493
                                                                                              ---------  ---------
    Total current assets....................................................................     14,576     25,881
Property, plant and equipment, net..........................................................      2,939      2,906
Developed technology at cost, net...........................................................      1,266      1,289
Investment in preferred stock of related party..............................................        500        500
Due from related party......................................................................        450         80
Other assets................................................................................         62        116
                                                                                              ---------  ---------
    Total assets............................................................................  $  19,793  $  30,772
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................................................  $   2,451  $   1,243
  Accrued employee benefits.................................................................        524        212
  Amount due under asset purchase agreement.................................................         --        750
                                                                                              ---------  ---------
    Total current liabilities...............................................................      2,975      2,205

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding...........         --         --
  Common stock, $.001 par value; 40,000,000 shares authorized; 20,969,953 and 20,177,696 shares issued and outstanding at December 31, 1998 and December 31, 1997,
    respectively............................................................................         21         20
  Additional paid in capital................................................................     72,818     68,956
  Accumulated other comprehensive loss......................................................       (128)       (93)
  Accumulated deficit.......................................................................    (55,893)   (40,316)
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................     16,818     28,567
                                                                                              ---------  ---------
    Total liabilities and stockholders' equity..............................................  $  19,793  $  30,772
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                             See accompanying notes

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Net sales.......................................................................  $    3,004  $    1,802  $     264
Operating expenses:
  Cost of sales.................................................................       1,925       1,539        283
  Research and development......................................................      10,511       8,583      6,152
  Sales and marketing...........................................................       3,232       2,018        982
  General and administrative....................................................       3,814       2,934      1,912
  Acquisition of in-process research and development............................          --       3,506        442
                                                                                  ----------  ----------  ---------
    Total operating expenses....................................................      19,482      18,580      9,771
                                                                                  ----------  ----------  ---------
Loss from operations............................................................     (16,478)    (16,778)    (9,507)
Interest income.................................................................         901         782        749
                                                                                  ----------  ----------  ---------
Net loss........................................................................  $  (15,577) $  (15,996) $  (8,758)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Basic net loss per common share.................................................  $    (0.77) $    (0.85) $   (0.55)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Weighted average shares used in basic net loss per common share calculation.....      20,353      18,765     15,961
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                             See accompanying notes

                                 SUPERGEN, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                     ACCUMULATED
                                           COMMON STOCK                 OTHER
                                          --------------   PAID IN  COMPREHENSIVE   ACCUMULATED
                                          SHARES  AMOUNT   CAPITAL      LOSS          DEFICIT      TOTAL
                                          ------  ------   -------  -------------   -----------   --------
Balances at January 1, 1996.............  12,752   $13     $17,200      $  --        $(15,562)    $  1,651
  Net loss..............................                                   --          (8,758)      (8,758)
  Issuance of common stock and
    warrants............................      27    --         134         --              --          134
  Issuance of common stock and warrants
    in connection with the initial
    public offering, net of offering
    costs of $2,615.....................   4,024     4      21,527         --              --       21,531
  Issuance of common stock upon exercise
    of warrants and stock options.......      55    --         326         --              --          326
  Issuance of common stock for
    acquisition of developed
    technology..........................      72    --         700         --              --          700
  Compensation expense from grants of
    options to vendors and acceleration
    of option vesting...................      --    --         123         --              --          123
                                          ------  ------   -------      -----       -----------   --------
Balances at December 31, 1996...........  16,930    17      40,010         --         (24,320)      15,707
  Comprehensive loss:
    Net loss............................      --    --          --         --         (15,996)     (15,996)
    Other comprehensive loss--Unrealized
      loss on investments...............      --    --          --        (93)             --          (93)
                                                                                                  --------
  Comprehensive loss....................                                                           (16,089)
  Issuance of common stock and warrants
    in connection with the Tako
    Ventures, LLC private placement, net
    of offering costs of $268...........   2,550     3      22,679         --              --       22,682
  Repurchase of common stock from Israel
    Chemicals, Ltd, including
    transaction costs of $26............    (740)   (1)     (7,891)        --              --       (7,892)
  Issuance of common stock in connection
    with a private placement, net of
    offering costs of $4................     889     1       9,773         --              --        9,774
  Issuance of common stock for
    acquisition of in-process research
    and development.....................     183    --       1,875         --              --        1,875
  Issuance of common stock upon exercise
    of warrants and stock options.......     366    --       2,179         --              --        2,179
  Compensation expense from grants of
    options to vendors and acceleration
    of option vesting...................      --    --         331         --              --          331
                                          ------  ------   -------      -----       -----------   --------
Balances at December 31, 1997...........  20,178    20      68,956        (93)        (40,316)      28,567
  Comprehensive loss:
    Net loss............................      --    --          --         --         (15,577)     (15,577)
    Other comprehensive loss--Unrealized
      loss on investments...............      --    --          --        (35)             --          (35)
                                                                                                  --------
  Comprehensive loss....................                                                           (15,612)
  Issuance of common stock in connection
    with a private placement, net of
    offering costs of $368..............     460     1       2,631         --              --        2,632
  Issuance of common stock for
    acquisition of patent royalty
    agreement and other intellectual
    property............................      75    --         750         --              --          750
  Issuance of common stock upon exercise
    of warrants and stock options.......     134    --         190         --              --          190
  Issuance of common stock in connection
    with employee stock purchase plan...      16    --         103         --              --          103
  Issuance of common stock to Tako
    Ventures, LLC.......................     107    --          --         --              --           --
  Compensation expense from grants of
    options to vendors and acceleration
    of option vesting...................      --    --         188         --              --          188
                                          ------  ------   -------      -----       -----------   --------
Balances at December 31, 1998...........  20,970   $21     $72,818      $(128)       $(55,893)    $ 16,818
                                          ------  ------   -------      -----       -----------   --------
                                          ------  ------   -------      -----       -----------   --------

                             See accompanying notes

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Operating activities:
  Net loss.....................................................................  $  (15,577) $  (15,996) $  (8,758)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization............................................         585         470        119
      Gain on sale of property and equipment...................................         (19)         --         --
      Stock options granted to consultants.....................................         188         331        123
      Non-cash charges related to acquisition of in-process research and
        development............................................................          --       2,625         --
      Changes in operating assets and liabilities:
        Accounts receivable....................................................        (648)         57       (120)
        Inventories............................................................         183         146     (1,574)
        Prepaid expenses and other assets......................................        (116)         51       (389)
        Accounts payable and other liabilities.................................       1,520        (159)     1,028
        Due to related parties.................................................          --        (334)       128
        Due from related parties...............................................         109        (650)        --
        Amount due under asset purchase agreements.............................          --        (500)        --
                                                                                 ----------  ----------  ---------
Net cash used in operating activities..........................................     (13,775)    (13,959)    (9,443)
Investing activities:
  Purchases of marketable securities...........................................      (5,363)        167         --
  Sale of marketable securities................................................       2,077          --         --
  Purchase of property and equipment...........................................        (672)     (2,556)      (377)
  Sale of property and equipment...............................................          96          --         --
  Acquisition of developed technology..........................................          --        (150)       (70)
  Purchase of equity investment in related party...............................          --        (500)        --
                                                                                 ----------  ----------  ---------
Net cash used in investing activities:.........................................      (3,862)     (3,373)      (447)
Financing activities:
  Issuance of common stock and warrants, net of offering costs.................       2,925      34,635     21,990
  Repurchase of common stock...................................................          --      (7,892)        --
                                                                                 ----------  ----------  ---------
Net cash provided by financing activities......................................       2,925      26,743     21,990
                                                                                 ----------  ----------  ---------
Net (decrease) increase in cash and cash equivalents...........................     (14,712)      9,411     12,100
Cash and cash equivalents at beginning of year.................................      23,326      13,915      1,815
                                                                                 ----------  ----------  ---------
Cash and cash equivalents at end of year.......................................  $    8,614  $   23,326  $  13,915
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                             See accompanying notes

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    SuperGen, Inc. ("we", "us" or the "Company") was incorporated in California in March 1991. We changed our state of incorporation to Delaware in 1997. We are a pharmaceutical company dedicated to the acquisition, development and commercialization of products to treat life-threatening diseases, particularly cancer and blood cell (hematological) disorders and other serious conditions such as obesity and diabetes. We operate in one industry segment--the pharmaceutical industry. We were a development stage company through September 30, 1997, and our activities during that time consisted primarily of performing research and development, raising capital and recruiting personnel. We began marketing acquired anticancer products in the United States during the fourth quarter of 1996 and we are developing a portfolio of anticancer drugs, many of which are proprietary. We are also developing a group of proprietary blood cell disorder products for the treatment of anemia associated with renal failure, chemotherapy, radiotherapy, and aplastic anemia. Our proprietary obesity pill, which we are developing for chronic genetic obesity and general obesity, is in Phase II clinical studies. We are commencing phase I/II trials of this pill for Type II diabetes.

    At December 31, 1998 our stockholders' equity was $16,818,000 and our accumulated deficit was $55,893,000 and our cash, cash equivalents and marketable securities totaled $11,913,000. We will need to obtain additional funds to continue our research and development activities, fund operating expenses and fund the market launch of our product candidates. We believe that we will be able to obtain additional funds through product sales, private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources. In March 1999, we entered into a promissory note under which we may borrow up to $5 million (see Note 9). If adequate funds are not available, we may need to reduce our level of spending, eliminate one or more of our research or development programs, or reduce marketing and other product related costs.

PRINCIPLES OF CONSOLIDATION

    Our consolidated financial statements include the accounts of two wholly-owned subsidiaries, which are immaterial.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

    Our net sales relate principally to one pharmaceutical product. We recognize sales revenue upon shipments to customers, with allowances provided for estimated returns. We established a reserve for product returns in 1996. In 1996 and 1997 we charged additions to the reserve of $62,000 and $210,000, respectively, to sales. In 1997, we applied $33,000 of the reserve to products returned by customers. In 1998, we relieved the reserve in the net amount of $85,000 and we applied $93,000 of the reserve to products returned by customers.

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Our principal customers are clinics, hospitals and hospital buying groups in the United States and drug distributors and wholesalers in the United States and Europe. We do not require collateral from our customers.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with maturities of three months or less and money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant market risk.

    Marketable securities consist of corporate or government debt securities and equity securities that have an ascertainable market value and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in equity.

    The following is a summary of available-for-sale securities as of December 31, 1998 (in thousands):

                                                                                              GROSS
                                                                             AMORTIZED     UNREALIZED      ESTIMATED
                                                                               COST      GAINS (LOSSES)   FAIR VALUE
                                                                            -----------  ---------------  -----------
U.S. corporate debt securities............................................   $   2,220      $       2      $   2,222
U.S. government debt securities...........................................       1,223             11          1,234
Marketable equity security................................................         167           (141)            26
                                                                            -----------         -----     -----------
    Total.................................................................   $   3,610      $    (128)     $   3,482
                                                                            -----------         -----     -----------
                                                                            -----------         -----     -----------

                                                                                              GROSS
                                                                             AMORTIZED     UNREALIZED      ESTIMATED
                                                                               COST      GAINS (LOSSES)   FAIR VALUE
                                                                            -----------  ---------------  -----------
Amounts included in cash and cash equivalents.............................   $     157      $      --      $     157
Marketable securities, current............................................       3,286             13          3,299
Other assets, non-current.................................................         167           (141)            26
                                                                            -----------         -----     -----------
    Total.................................................................   $   3,610      $    (128)     $   3,482
                                                                            -----------         -----     -----------
                                                                            -----------         -----     -----------

    Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

                                                                              ESTIMATED FAIR VALUE
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------
Debt securities
  Due in one year or less...................................................  $   1,391  $      --
  Due after one year through three years....................................      2,065         --
                                                                              ---------  ---------
                                                                                  3,456         --
Marketable equity security..................................................         26         74
                                                                              ---------  ---------
  Total.....................................................................  $   3,482  $      74
                                                                              ---------  ---------
                                                                              ---------  ---------

    Realized gains and losses for the year ended December 31 1998, were not material. At December 31, 1997, available for sale securities consisted of one marketable equity security with amortized cost of $167,000 and an unrealized loss of $93,000.

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUITY INVESTMENTS

    Equity investments in securities without a readily determinable fair value are either expensed upon acquisition or carried at cost, depending upon our estimate of the near term viability of the investee and underlying net assets. We periodically review those carried at cost and believe the amounts continue to be realizable.

INVENTORIES

    Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Raw materials..............................................................  $     210  $     235
Work in process............................................................        511        720
Finished goods.............................................................        524        473
                                                                             ---------  ---------
                                                                             $   1,245  $   1,428
                                                                             ---------  ---------
                                                                             ---------  ---------

    Bulk materials for our primary pharmaceutical product must be purified at a United States Food and Drug Administration (FDA) approved facility that meets stringent Good Manufacturing Practices standards. We currently use a single vendor to perform this manufacturing process using our own equipment located at the vendor's site. We have contracted with a separate vendor to manufacture the Nipent-Registered Trademark- finished dosage at its approved facility. In addition, we store the majority of our bulk raw materials at a single storage location. Although there are a limited number of vendors who may be qualified to perform these services, we believe that other vendors could be engaged to provide similar services on comparable terms. However, the time required to locate and qualify other vendors or replace lost bulk inventory could cause a delay in manufacturing that might be financially and operationally disruptive.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation of building, equipment and furniture and fixtures is provided on a straight-line basis over the estimated original useful lives of the respective assets, which range from 3 to 31 years. Manufacturing equipment is amortized to cost of sales on a units-manufactured basis expected to approximate six years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives using the straight-line method.

    Property, plant and equipment consist of the following at December 31 (in thousands):

                                                                               1998       1997
                                                                             ---------  ---------
Land and building..........................................................  $   1,867  $   1,666
Equipment..................................................................        509        707
Furniture and fixtures.....................................................      1,395        930
                                                                             ---------  ---------
Total property and equipment...............................................      3,771      3,303
Less accumulated depreciation and amortization.............................       (832)      (397)
                                                                             ---------  ---------
Property, plant and equipment, net.........................................  $   2,939  $   2,906
                                                                             ---------  ---------
                                                                             ---------  ---------

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG-LIVED ASSETS

    We review long-lived assets and identifiable intangible assets to be held and used, or disposed of, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the impairment of long-lived assets, including developed technology, based upon the estimated future cash flows from these assets.

ACQUISITION COSTS

    The costs related to the acquisition of an approved drug are allocated among all the various assets purchased, which typically include inventory and developed technology. Inventory is recorded at its selling price, less the cost required to finish it, the cost to sell it, and the profit associated with those efforts. Developed technology is valued using the income approach, which requires that future revenues and the related manufacturing, selling and other expenses be estimated. The resulting cash flows are then discounted to the acquisition date using a discount rate reflecting the risks associated with achieving those revenues.

DEVELOPED TECHNOLOGY

    We amortize developed technology to cost of sales on a units-manufactured basis over a period expected to approximate six years. We periodically assess recoverability of developed technology based upon expected future cash flows of the related product.

ADVERTISING EXPENSE

    Advertising costs are expensed as incurred. We incurred $418,000 in advertising costs in 1998, $227,000 in 1997. No advertising costs were incurred in 1996.

SEGMENT INFORMATION

    Our single largest customer in 1998 was Warner-Lambert Company, with whom we have a supply agreement wherein we supply Nipent-Registered Trademark- to them for sale outside of North America. Other major customers responsible for 10% or more of net sales include buying groups. The percentage of sales to each of these major customers for the years ended December 31 were as follows:

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Warner-Lambert Company...............................................         20%        --%        --%
Customer A...........................................................         16         12         17
Customer B...........................................................         10         10         36
Customer C...........................................................         10          9         --
Customer D...........................................................          6         16          8
Customer E...........................................................          1         11         12
All others...........................................................         37         42         27
                                                                       ---------  ---------  ---------
Total................................................................        100%       100%       100%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

BASIC NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    As we have reported operating losses each period since our inception, the effect of assuming the exercise of our options and warrants would be anti-dilutive and, therefore, we do not calculate or present diluted net loss per common share. The anti-dilutive securities that we have omitted from the calculation of basic net loss per common share are disclosed in Notes 3 and 4.

STOCK-BASED COMPENSATION

    We account for stock options under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted by Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, we do not record compensation expense for stock option grants to employees when the exercise price equals or exceeds the market price of the Company's common stock on the date of grant.

RECLASSIFICATIONS

    We have reclassified certain prior year amounts, as well as amounts reported in Forms 10-Q filed in 1998, to conform to this year's presentation.

2. RELATED PARTY TRANSACTIONS

    At the beginning of 1998, we had consulting agreements with two stockholders who were both then directors of the Company. Both individuals resigned their directorships in 1998 and we made no payments in 1998 pursuant to their consulting agreements. In August 1997, we advanced $240,000 to one of these individuals as payment for services to be performed under the terms of the related consulting agreement for the ensuing two years. Of the total payments made to this director/stockholder in 1997 of $356,000, $156,000 was included in general and administrative expenses and $200,000 was included in "Due from related parties" at December 31, 1997. In September 1998, the Board of Directors terminated this consulting agreement and forgave the amount due relating to services not yet rendered, and we charged the entire $200,000 to general and administrative expense in 1998. Payments in 1996 under these agreements totaled $127,000 and are included in general and administrative expenses.

    One SuperGen director is a former director of a privately-held company conducting research and development work partially funded by SuperGen. We provided research funding to this company of $245,000 in 1998, $325,000 in 1997 and $248,000 in 1996. In addition, we own less than 1% of this company as of December 31, 1998. We carry our investment in this company at no value.

    At December 31, 1998, we owned 10% of another privately-held company. This company performs research and development work almost exclusively for us and sells us research supplies. We paid this company $331,000 in 1998, $464,000 in 1997 and $287,000 in 1996 for services and supplies. We carry our investment in this company at no value.

    Two SuperGen director/stockholders are directors and stockholders of a privately-held development stage biotechnology company headquartered in Israel. In June 1997, we made an equity investment of $500,000 in this company's preferred stock, which represents less than 1% of the outstanding shares as of December 31, 1998. We carry our investment in this company at cost. In November 1997, we leased approximately one-third of the laboratory square footage at the SuperGen Pharmaceutical Research Institute to this company for $3,000 per month for three years, plus its pro-rata share of specified common expenses. We also completed certain building and laboratory improvements and purchased furniture on

                                 SUPERGEN, INC.

2. RELATED PARTY TRANSACTIONS (CONTINUED) behalf of this company for a total of approximately $750,000, which is to be reimbursed. As of December 31, 1998, $450,000 of the amount to be reimbursed was unpaid and is classified as "Due from related party."

3. STOCKHOLDERS' EQUITY

COMMON STOCK

    In December 1998, we closed a private placement and issued 460,000 shares of unregistered restricted common stock for net proceeds of $2.632 million. We granted registration rights in connection with this transaction. This transaction reflected a discount of 4% to a weighted average stock price for a specific period of time prior to the purchase. The method of calculation of the purchase price and the related discount resulted from arms-length negotiations with the purchaser, an institutional investor.

    In December 1997, we entered into an agreement to acquire certain intellectual property rights related to a compound in development in exchange for shares of unregistered restricted common stock and $50,000 in cash. We did not grant registration rights in connection with this transaction. In March 1998, this agreement was finalized and we issued 74,416 shares of unregistered restricted common stock (see Note 5).

    In September 1997, we issued 183,458 shares of unregistered restricted common stock to acquire exclusive worldwide rights to a patented anticancer compound, RFS 2000 (see Note 5). We did not grant registration rights in connection with this transaction.

    In August 1997, we closed a private placement for approximately $9.8 million. We issued a total of 888,907 shares of unregistered restricted common stock for this placement in September and October 1997. We did not grant registration rights in connection with this transaction. This transaction reflected a discount of approximately 20% to the market price of our stock at the time of the offering.

    In August 1997, we executed a definitive agreement with Israel Chemicals Ltd. ("ICL"), our largest stockholder at that time, and repurchased 740,000 of the 2,571,000 shares of common stock then held by ICL for $10.63 per share, or a total of $7.9 million, plus transaction costs. Under the terms of the agreement, ICL relinquished all of its international marketing rights to our products and released us from all residual obligations remaining from their strategic investment in us.

    In June 1997, we entered into an agreement with Tako Ventures, LLC ("Tako"), an investment entity controlled by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement of unregistered restricted common stock. Under this agreement, Tako purchased 1,700,000 shares of unregistered restricted common stock in July 1997 for $15.3 million and was issued an option, which it exercised in November 1997, to purchase 850,000 additional shares of unregistered restricted common stock at $9.00 per share. Related offering costs were $268,000. In connection with the purchases of stock under this agreement;

    - Tako received warrants to acquire up to an additional 1,275,000 shares of unregistered common stock at $13.50 per share. These warrants will expire in June 2007.

    - Tako received registration rights covering the shares issued and issuable in connection with this agreement.

    - For a period of five years from the date of the purchase Tako is subject to restrictions regarding sales of the shares issued or issuable in connection with this agreement.

    - Mr. Ellison was granted a seat on our board of directors.

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
    This agreement contains provisions regarding sales or issuances of stock below a set minimum price of $9.00 per share during a two-year period commencing June 1997. Sales or issuances of stock below the set minimum price will result in adjustments to the exercise price of the Tako warrants and the issuance of additional shares of common stock, at no cost to Tako. As the sales price of the shares sold in the December 1998 private placement was below the set minimum price, we issued an additional 107,333 shares to Tako and reduced the warrant exercise price for 230,000 shares from $13.50 to $10.35.

    The initial purchase of shares under this agreement reflected a discount to market of approximately 20%. We have calculated the aggregate value of the options and warrants issued in this transaction, using the Black Scholes valuation model, to be approximately $6.7 million.

    The Black-Scholes valuation model was developed for use in estimating the fair value of traded options and warrants that are fully transferable. The options and warrants issued to Tako have characteristics significantly different than those of traded options and warrants. In addition, valuation models such as the Black-Scholes model require the input of highly subjective assumptions including the expected stock price volatility. The significant inputs we used in this valuation were volatility of 0.6, expected life of seven years, and a risk-free interest rate of 4.5%. Changes in the subjective input assumptions can materially affect the estimate of fair value of options and warrants. Therefore, in our opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of the option and warrants issued in this transaction.

    In September 1996, we issued 71,813 shares of unregistered restricted common stock in partial consideration of our acquisition of Nipent-Registered Trademark- (see Note 5). We granted registration rights in connection with this transaction.

    In March 1996, we completed an initial public offering and issued 3,500,000 shares of common stock, raising net proceeds of approximately $18.6 million. Additional net proceeds of approximately $2.9 million were received in April 1996 from the issuance of 524,302 shares in connection with the exercise of the underwriter's overallotment option.

WARRANTS

    At December 31, 1998, warrants to purchase the following shares of our common stock were outstanding:

                     EXERCISE
NUMBER OF SHARES       PRICE       ISSUE DATE     EXPIRATION DATE
-----------------  -------------  -------------  -----------------
164,686.......       $    5.00           1995             2000
3,853,877.....            9.00           1996             2001
330,000.......            7.20           1996             2001
1,045,000.....           13.50           1997             2007
230,000.......           10.35           1997             2007
-----------------
     5,623,563
-----------------
-----------------

    In addition, upon exercise, the holders of the warrants to purchase 330,000 shares will receive an additional warrant to acquire 330,000 shares at $9.00 per share. These additional warrants will expire in 2001. We can redeem the $5.00 and $9.00 warrants for $0.25 each upon thirty days written notice, if the closing bid price exceeds $10.00 and $18.00, respectively, for specified periods of time.

                                 SUPERGEN, INC.

4. STOCK OPTION PLANS

    We have 3,800,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by the Company's Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

    A summary of the Company's stock option activity and related information follows:

                                                                               OPTIONS OUTSTANDING
                                                               ----------------------------------------------------
                                                                            WEIGHTED                   WEIGHTED
                                                                             AVERAGE                 AVERAGE FAIR
                                                               NUMBER OF    EXERCISE     OPTIONS    VALUE AT GRANT
                                                                 SHARES       PRICE     EXERCISABLE      DATE
                                                               ----------  -----------  ----------  ---------------
Balance at January 1, 1996...................................     792,450   $    2.80      347,949     $      --
Granted at fair value........................................   1,058,000        7.21                       4.45
Granted at greater than fair value...........................     120,000        2.80                       2.80
Exercised....................................................      (8,450)       1.30
Forfeited....................................................     (56,000)       5.17
                                                               ----------
Balance at December 31, 1996.................................   1,906,000        5.46      882,062
Granted at fair value........................................     949,000       14.65                       7.53
Exercised....................................................    (161,250)       3.38
Forfeited....................................................     (51,686)      11.50
                                                               ----------
Balance at December 31, 1997.................................   2,642,064        8.80    1,384,425
Granted at fair value........................................     759,898        8.76                       4.60
Exercised....................................................    (134,489)       1.43
Forfeited....................................................     (35,297)      10.40
                                                               ----------
Balance at December 31, 1998.................................   3,232,176   $    9.08    1,825,972
                                                               ----------
                                                               ----------

    Information concerning the options outstanding at December 31, 1998 is as follows:

                                                                     OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                                ------------------------------  -----------------------
                                                                 WEIGHTED                                    WEIGHTED
                                                                  AVERAGE    WEIGHTED AVERAGE                 AVERAGE
                                                    NUMBER OF    EXERCISE        REMAINING        NUMBER     EXERCISE
RANGE                                                 SHARES       PRICE     CONTRACTUAL LIFE   EXERCISABLE    PRICE
--------------------------------------------------  ----------  -----------  -----------------  ----------  -----------
$ 0.135 to $ 5.00.................................     790,778   $    3.82            6.31         622,581   $    3.61
  5.01 to   6.00..................................     751,578        5.96            8.03         489,408        5.99
  6.01 to  12.50..................................     703,320        9.98            8.58         295,107       11.51
 12.51 to  15.38..................................     849,500       14.74            8.81         382,563       14.90
 15.39 to  17.50..................................     137,000       16.91            8.77          36,313       16.70
                                                    ----------                                  ----------
$ 0.135 to $17.50.................................   3,232,176        9.08            7.96       1,825,972        8.15
                                                    ----------                                  ----------
                                                    ----------                                  ----------

    Pro forma information regarding net loss and basic net loss per common share is required by FASB Statement 123. We calculated this pro-forma information using the fair value method of accounting for

                                 SUPERGEN, INC.

4. STOCK OPTION PLANS (CONTINUED)
employee stock options under that Statement. We estimated the fair value for these options at the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                             YEARS ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                          1998         1997       1996
                                                                          ---------  ---------  ---------
Risk-free interest rate.................................................       5.39       6.34       6.02
Dividend yield..........................................................         --         --         --
Expected volatility.....................................................        0.6        0.6        0.7
Expected life (in years)................................................        4.4        4.4        4.6

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. Employee stock options have characteristics significantly different than those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the estimate of fair value of an employee stock option. Therefore, in our opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Pro forma net loss (in thousands).........................  $  (19,073) $  (18,332) $  (10,293)
Pro forma basic net loss per common share.................       (0.94)      (0.98)      (0.64)

5. ACQUISITION OF TECHNOLOGY AND RELATED ASSETS

    In December 1997, we entered into an agreement to acquire certain intellectual property rights related to RF 1051, our obesity/diabetes drug candidate, in exchange for $1,000,000 in shares of unregistered restricted SuperGen common stock (which was valued at $750,000 for accounting purposes) and $50,000 in cash. The shares issued were subject to trading limitations typical to an issuance of stock under a private placement exemption. In addition, the acquirer agreed to hold the shares for a minimum of one year and to notify SuperGen prior to any contemplated sale of the stock. We recorded the total consideration as a charge to in-process research and development in 1997 and issued 74,416 shares of unregistered restricted common stock in March 1998.

    In September 1997, we acquired exclusive worldwide rights to a patented anticancer compound ("RFS 2000") from the Stehlin Foundation for Cancer Research ("Stehlin"). We paid consideration of $2,500,000 in shares of unregistered restricted common stock (which constituted 183,458 shares of such stock, was valued at $1,875,000 for accounting purposes and was recorded as a charge for the acquisition of in-process research and development). The shares issued were subject to trading limitations typical to an issuance of stock under a private placement exemption. In addition, Stehlin also agreed to hold the shares for a minimum of 18 months and to notify SuperGen prior to any contemplated sale of the stock. We also agreed to make monthly cash payments to Stehlin of $100,000 until the earlier of the date of FDA marketing approval of RFS 2000 or four years. We paid a total of $1.3 million to Stehlin in 1998 and $600,000 in 1997. Our agreement with Stehlin also calls for additional payments in SuperGen common stock upon the achievement of specified milestones and royalties on any product sales.

                                 SUPERGEN, INC.

5. ACQUISITION OF TECHNOLOGY AND RELATED ASSETS (CONTINUED)
    In May 1997, we entered into a supply agreement for an ongoing source of bulk paclitaxel, an anticancer drug currently sold by Bristol-Myers Squibb Company under the tradename Taxol-Registered Trademark-. Under this agreement we paid $400,000 in 1997 and we charged that payment to research and development expense. We have no further obligation to this supplier although we may purchase bulk paclitaxel from it in the future.

    In January 1997, we purchased from Immunex Corporation the rights to its version of the generic anticancer drug etoposide. The acquisition included the Abbreviated New Drug Application, Immunex's inventory of the product, records relating to the production of etoposide, and data, information and know-how relating to the manufacture, testing, storage and regulatory status of etoposide. We paid approximately $1,315,000 in cash of which we allocated $334,000 to inventory and $150,000 to developed technology. We recorded the remainder of the purchase price as a charge for the acquisition of in-process research and development.

    In September 1996, we purchased from Warner-Lambert Company ("Warner-Lambert") the exclusive rights to the anticancer drug Pentostatin (the "drug"-trade name Nipent-Registered Trademark-) for the United States, Canada and Mexico. We also acquired certain assets pertaining to the drug, including all of Warner-Lambert's crude concentrate form of the drug and certain of its finished goods inventory; the trademarks, patents and data relating to the manufacture of the drug; the United States New Drug Application relating to the drug (including two Orphan Drug Designations); the Canadian New Drug Submission; and certain clinical studies. In September 1996 we paid Warner-Lambert $2,073,000 in cash and $1,000,000 in unregistered restricted shares of our common stock (which constituted 71,813 shares of such stock, and which was valued at $700,000 for accounting purposes). The shares issued were subject to trading limitations typical to an issuance of stock under a private placement exemption. In addition, Warner-Lambert agreed to hold the shares for a minimum of two years. We granted Warner-Lambert registration rights for these shares. We paid Warner-Lambert an additional $500,000 in cash in December 1997 upon the FDA's approval of our supplemental NDA (permitting us to sell the drug purified from the crude concentrate at our designated manufacturing facilities). Of the total consideration of $3,273,000, we allocated $1,561,000 to inventory (including $250,000 to raw materials inventory), $1,270,000 to developed technology, which is being amortized to manufacturing costs of the drug, and $442,000 as a charge for the acquisition of in-process research and development.

6. COMMITMENTS AND CONTINGENCIES

    We lease our administrative facilities under a noncancelable operating lease, which may be renewed for one period of five years. Future minimum rentals under all operating leases with terms greater than one year are as follows (in thousands):

YEAR ENDING DECEMBER 31,
--------------------------------------------------------------------------------------
1999..................................................................................  $     207
2000..................................................................................        207
2001..................................................................................        207
2002..................................................................................         37
2003 and thereafter...................................................................         22
                                                                                        ---------
                                                                                        $     680
                                                                                        ---------
                                                                                        ---------

    Rent expense was $259,000 in 1998, $155,000 in 1997, and $335,000 in 1996.

                                 SUPERGEN, INC.

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    We maintain an employment contract with one key employee requiring payments of $511,000 in 1999.

    We also have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 1998.

    We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. We will be required to pay a minimum of $2.7 million under such agreements in 1999 and may be required to make further payments under the terms of the Stehlin agreement (see Note 5) in 2000 and 2001.

7. INCOME TAXES

    The significant components of our deferred tax assets at December 31 are as follows (in thousands):

                                                                           1998        1997
                                                                        ----------  ----------
Net operating loss carryforwards......................................  $   16,140  $   10,700
Purchased in-process technology.......................................       1,930       2,000
Research and development credit carryforwards.........................       1,090         700
Capitalized research and development..................................         920         600
Other.................................................................          50         100
                                                                        ----------  ----------
Total deferred tax assets.............................................      20,130      14,100
Valuation allowance...................................................     (20,130)    (14,100)
                                                                        ----------  ----------
Net deferred tax assets...............................................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The valuation allowance increased by $6,030,000 during 1998, by $6,750,000 during 1997 and by $3,520,000 during 1996.

    As of December 31, 1998 we have net operating loss carryforwards for federal income tax purposes of approximately $46,000,000 expiring in the years 2008 through 2018. At December 31, 1998, we had research and development credit carryforwards for federal income tax purposes of approximately $840,000 which expire in the years 2008 through 2013.

    Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of our tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

8. EMPLOYEE BENEFIT PLANS

    In December 1996, we adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with over six months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, up to 3% of each participant's annual compensation. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $102,000 in 1998, $97,000 in 1997 and $24,000 in 1996.

                                 SUPERGEN, INC.

8. EMPLOYEE BENEFIT PLANS (CONTINUED)
    In May 1998, we established the SuperGen, Inc. 1998 Employee Stock Purchase Plan (ESPP) and reserved 100,000 shares of Common Stock for issuance thereunder. Employees participating in the ESPP are granted the right to purchase shares of common stock at a price per share that is the lower of:

    - 85% of the fair market value of a share of Common Stock on the first day of an offering period or,

    - 85% of the fair market value of a share of Common Stock on the last day of that offering period.

    We issued 16,131 shares through the ESPP in 1998 at $6.38 per share. As of December 31, 1998, there were 83,869 shares reserved for future issuance under the ESPP.

9. SUBSEQUENT EVENTS

    In January 1999, we announced the acquisition of Sparta Pharmaceuticals Inc. ("Sparta"), a biopharmaceutical company engaged in the business of developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation. Under the terms of the acquisition agreement, we will acquire all of the outstanding capital stock of Sparta in exchange for approximately 650,000 shares of SuperGen, Inc. common stock. The acquisition is subject to the approval of Sparta stockholders and other customary closing conditions.

    On March 25, 1999, we entered into a promissory note with Tako Ventures, LLC, whereby Tako has agreed to advance us up to $5 million through December 31, 1999. The interest rate for any amounts advanced under this agreement is 10% and all principal and any unpaid interest are due March 25, 2000. Advances, if any, will be secured by substantially all our assets. In connection with this transaction, we issued Tako a five-year warrant to acquire 500,000 shares of unregistered restricted common stock at an exercise price of $11.00 per share. We have calculated the value of this warrant, using the Black-Scholes valuation model. The significant inputs we used in the model were volatility of 0.6, expected life of three years and a risk-free interest rate of 4.5%. We will amortize the total estimated warrant value of approximately $2 million through non-cash charges to operations in 1999. In our opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of the warrant issued in this transaction (see Note 3).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.

                                SUPERGEN, INC.

                                By:             /s/ JOSEPH RUBINFELD
                                     -----------------------------------------
                                                  Joseph Rubinfeld
                                       CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                      DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each such person whose signature appears below constitutes and appoints, jointly and severally, Joseph Rubinfeld and Kevin C. Lee, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer,
     /s/ JOSEPH RUBINFELD         President and Director
------------------------------    (Principal Executive        March 30, 1999
      (Joseph Rubinfeld)          Officer and Principal
                                  Financial Officer)

       /s/ KEVIN C. LEE
------------------------------  Controller (Principal         March 30, 1999
        (Kevin C. Lee)            Accounting Officer)

------------------------------  Director                      March   , 1999
        (Denis Burger)

------------------------------  Director                      March   , 1999
    (Lawrence J. Ellison)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JULIUS A. VIDA
------------------------------  Director                      March 29, 1999
       (Julius A. Vida)

       /s/ DANIEL ZURR
------------------------------  Director                      March 29, 1999
        (Daniel Zurr)