Form 10-K/A
period 1998-12-31
SUPERGEN INC
filed 1999-05-14
CIK 919722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

                                (AMENDMENT NO.1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    The Registrant hereby amends and restates the following sections of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 in their entirety.

                                 SUPERGEN, INC.
                       1998 ANNUAL REPORT ON FORM 10-K/A
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

  Item 1.       Business...................................................................................           1
  Item 2.       Properties.................................................................................          15
  Item 3.       Legal Proceedings..........................................................................          16
  Item 4.       Submission of Matters to a Vote of Security Holders........................................          16

PART II

  Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters......................          17
  Item 6.       Selected Financial Data....................................................................          18
  Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......          19
  Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.................................          31
  Item 8.       Financial Statements and Supplementary Data................................................          31
  Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......          31

PART IV
  Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................          31

SIGNATURES ................................................................................................         S-1

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

    In January 1999, we executed an agreement to acquire all of the outstanding capital stock of Sparta Pharmaceuticals, Inc. for 650,000 shares (subject to adjustment) of our common stock. The acquisition is subject to the approval of Sparta's stockholders. If all conditions of the acquisition are satisfied, we expect to complete this transaction during the summer of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

RFS 2000

INDICATION                                                STATUS
-----------------------------------------  -------------------------------------
Pancreatic cancer                          Phase III trials underway
Ovarian cancer                             Phase II trials completed; Phase III
                                             trials commencing
Myelodysplastic syndrome                   Phase II trials completed; Phase III
                                             trials commencing
Colorectal cancer                          Phase II trials underway
Lung cancer                                Phase II trials underway
Melanoma sarcoma                           Phase II trials underway
Other solid tumors (breast, prostate)      Phase II trials being launched
Combinatorial therapy                      Phase I trials underway

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

    GENERIC ANTICANCER DRUGS. We believe that the total estimated United States sales for mitomycin, bleomycin, etoposide, cisplatin and other proposed generic products have decreased over the last few years due to increased competition. We also believe sales for these generics may continue to decrease as a result of competitive factors. These factors may include reductions in the per unit sales price, the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies. Therefore, we currently intend to limit our development of generic products to those that we feel either require minimal effort to submit an Abbreviated New Drug Application ("ANDA") and obtain marketing clearance or that offer significant market opportunities. These presently include paclitaxel, daunorubicin, and bleomycin.

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

    GENERIC PACLITAXEL. In August 1998, we filed an Abbreviated New Drug Application with the FDA for our generic version of paclitaxel. Although the original period of marketing exclusivity for paclitaxel
(Taxol-Registered Trademark-) expired in December 1997, the FDA granted Bristol-Myers Squibb a use patent that effectively extended its exclusive rights to market the drug until December 2014. Several companies have expressed interest in marketing generic versions of paclitaxel and are challenging the use patent but, to date, Bristol-Myers Squibb has successfully defended its exclusive marketing rights. While other companies may continue to challenge the use patent, we do not have the financial or other resources to do so. Therefore, our plans to market a generic version of paclitaxel
(Taxol-Registered Trademark-) in the United States and the success of our related FDA filing are dependent upon the successful outcome of challenges to the use patent made by others. These challenges may never be successful and we may not be able to market our generic version of paclitaxel
(Taxol-Registered Trademark-) in the United States.

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

EXTRA DRUG DEVELOPMENT

    Each Extra product candidate contains an active drug substance which has already been approved by the FDA and may already also have generic versions approved by the FDA. The excipient for the Extra technology has also been approved by the FDA in a non-oncology application. To gain approval to market, we must provide data to the FDA to support the safety, efficacy and quality of each Extra product, but these data are more limited in scope and content than would be required for a novel drug formulation. While extensive clinical trials will not be required, we will be required to provide clinical data that demonstrate that the administration of our Extra formulation results in the same presence of the drug in the body as that of the generic version, within clinically acceptable statistical guidelines. Overall, the data packages we will submit to the FDA for Extra product candidates will be smaller than a typical NDA and may take less time to review.

    We also expect that, after the safety and quality of the Extra technology have been adequately demonstrated to the FDA, future Extra submissions will be able to cross-refer to these data, further streamlining our submissions. If we are able to show that the Extra technology does not alter the performance of the underlying generics in a sufficient number of approved Extra NDAs, it is possible that the FDA may, at some future date, accept Extra submissions as ANDAs. This may further reduce their size and review times.

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

------------------------

(3) Source: Pharmaceutical Research and Manufacturers of America

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

PATENTS AND LICENSES

    We actively pursue a policy of seeking patent protection for our proprietary products and technologies whether developed in-house or from outside acquisition. We have acquired licenses to or assignments of numerous United States patents covering our principal proprietary drugs. In February 1997, we received our United States patent relating to our Extra products. This initial patent position was further enhanced in September 1998 with the issuance of an additional patent with more specific claims including
Taxol-Registered Trademark- and amsacrine, as well as broader coverage of anticancer, antibiotic, antifungal, vesicant and other chemical cytotoxic agents. We have entered patent royalty agreements with The Jackson Laboratory and The Stehlin Foundation for Cancer Research. Under these agreements, each of these entities has assigned to us an exclusive license for patents and patent applications (which may be important to our blood cell disorder, obesity/diabetes and RFS 2000 product development programs). Under the terms of these licenses, we will be obligated to pay fees and royalties and take reasonable steps to achieve specified milestones. These milestones include filing INDs, filing NDAs if commercially reasonable, and using diligent efforts to commence marketing programs after Marketing Approvals. Under the agreement with Stehlin, we are required to issue to Stehlin unregistered common stock of the Company to pay agreed upon amounts which are due upon the FDA's acceptance of the first NDA utilizing the licensed compound and upon our receipt of Marketing Approval. We further have a worldwide license agreement with Janssen Biotech, N.V. related to patent rights and know-how regarding hydroxypropyl-beta-cyclodextrin, which is important to our Extra development program. This agreement gives us an exclusive license, outside the United States, in return for consideration in the form of milestone payments and royalties. In addition, we have a patent license agreement with Cyclex, Inc. ("Cyclex") to license a patent (which is important to our Extra development program) and to make and sell licensed products for cytotoxic anticancer formulations containing hydroxypropyl-beta-cyclodextrin in the United States in return for payments of royalties to Cyclex.

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

    Gross margin was higher in 1998 due primarily to lower
Nipent-Registered Trademark- unit costs. In 1998, virtually all Nipent-Registered Trademark- sales consisted of our own manufactured inventory. In 1997, sales of Nipent-Registered Trademark- consisted entirely of inventory acquired from Warner-Lambert Company and the relatively high unit cost of that inventory affected our margins. The unit cost of manufactured
Nipent-Registered Trademark- has been, and is expected to continue to be, significantly lower than the unit cost assigned to the Nipent-Registered Trademark- inventory acquired from Warner-Lambert Company. This positive effect upon margin was partially offset by lower selling prices for Nipent-Registered Trademark- sold under the supply agreement and a $667,000 charge to cost of sales for unabsorbed fixed product manufacturing costs, as production of Nipent-Registered Trademark- fell short of the minimum level of production for which we were obligated to pay our contract manufacturer. We believe there will not be a shortfall during the remainder of the contract and that the Nipent-Registered Trademark- produced will ultimately be sold at prices in excess of cost. We have limited Nipent-Registered Trademark- sales and manufacturing experience and current Nipent-Registered Trademark- margins may not be indicative of future margins due to variations in average selling prices and manufacturing costs.

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

    We incurred no charges for the acquisition of in-process research and development in 1998 compared to $3,506,000 in 1997. See "--Acquisition of In-Process Research and Development and Related Assets."

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

    We incurred charges for the acquisition of in-process research and development of $3,506,000 in 1997 compared to $442,000 in 1996. The 1996 charge was related to the acquisition of Nipent-Registered Trademark-. See "--Acquisition of In-Process Research and Development and Related Assets."

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

ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT AND RELATED ASSETS

YEAR ENDED DECEMBER 31, 1997

    In 1997, we incurred the following charges for the acquisition of in-process research and development ("IPR&D):

    - $831,000 related to the acquisition of the generic anticancer drug etoposide;

    - A non-cash charge of $1,875,000 for the acquisition of the drug candidate RFS 2000; and

    - $800,000, consisting of a non-cash charge of $750,000 and $50,000 of additional cash expenses, for the acquisition of a patent royalty agreement and other intellectual property related to our ongoing obesity/diabetes product candidate, RF 1051.

    Each of the programs and their relative stage of development, including key assumptions used in the valuations, are described in greater detail below.

Etoposide

    In January 1997, we purchased from Immunex Corporation the rights to its version of the generic anticancer drug etoposide. The acquisition included the Abbreviated New Drug Application, Immunex's inventory of the product, records relating to the production of etoposide, and data, information and know-how relating to the manufacture, testing, storage and regulatory status of etoposide. We allocated the purchase price based on the fair value of the net tangible assets and identified intangible assets acquired including IPR&D. In performing this allocation, we considered the completed status of the Abbreviated New Drug Application, the future use of the other technology and the incremental cash flows from projects when completed and the associated risks, our intentions for the future use of the acquired assets and estimates of the future performance of etoposide products. Of the total purchase price of $1,315,000, we allocated $334,000 to inventory, $150,000 to developed technology, and $831,000 as a charge for the acquisition of IPR&D.

    Subsequent to the acquisition, the sales prices for the various dosage forms of generic etoposide significantly eroded. The price erosion was so severe that very shortly after the acquisition we decided not to proceed with the manufacturing and marketing of a generic version of this drug. However, we do intend to develop an Extra version of this drug. We submitted our first Extra product, Mito Extra, to the FDA in December 1997 and are awaiting marketing approval before submitting additional applications for other Extra products, and we likely will proceed with other Extra NDAs, such as Nipent-Registered Trademark- Extra and Dauno Extra, before submitting an NDA for etoposide. Although we do not expect revenues from Etoposide Extra for at least several years, we believe the cost of completing the related IPR&D will be immaterial.

RFS 2000

    In September 1997, we acquired exclusive worldwide rights to RFS 2000, a patented anticancer compound in development, from the Stehlin Foundation for Cancer Research for $1,875,000, which we charged to the acquisition of the IPR&D project. At the time of acquisition, RFS 2000 was in Phase II for pancreatic cancer. The FDA has not granted Marketing Approval to use RFS 2000 for the treatment of any disease. In assigning the purchase price to IPR&D, we considered, among other factors, our intentions for the future use of the acquired project, its stage of completion, the lack of alternative future uses of the technology, and that no other tangible or intangible assets were acquired. We believe RFS 2000 has a unique mechanism of action that may demonstrate its effectiveness in a variety of solid tumors and hematological disorders. We currently estimate that the completion of the clinical trials and submission of an NDA could occur in 2000 and the approximate research and development costs to complete those processes will total $6 to $8 million. Revenues could begin with the introduction of a product in 2001.

    RF 1051. Our on-going efforts to develop RFS 1051 for the treatment of obesity and diabetes are described on page 7. In addition, as mentioned in the "Overview" section beginning on page 1, we believe that before this product can be successfully marketed, we need to attract a corporate partner to fund product development, clinical studies and market introduction. We do not believe the unfunded portion of these research and development expenses will be material.

YEAR ENDED DECEMBER 31, 1996

    In September 1996, we purchased from Warner-Lambert Company the exclusive rights to the anticancer drug Pentostatin (trade name
Nipent-Registered Trademark-) for the United States, Canada and Mexico. Nipent-Registered Trademark- had been approved for the treatment of hairy cell leukemia. We also acquired certain assets pertaining to the drug, including all of Warner-Lambert's crude concentrate form of the drug and certain of its finished goods inventory; the trademarks, patents and data relating to the manufacture of the drug; the United States NDA relating to the drug (including two Orphan Drug Designations); the Canadian New Drug Submission; and clinical studies in three indications (the IPR&D). The clinical studies used Nipent-Registered Trademark- to treat cutaneous T-cell lymphoma, chronic lymphocytic leukemia and rheumatoid arthritis. The FDA has not approved the use of Nipent-Registered Trademark- for any of these diseases.

    We allocated the total purchase price of $3,273,000 based on the fair value of the net tangible assets and identified intangible assets acquired, including the IPR&D project present at the date of acquisition. In performing this allocation, we considered our intentions for the future use of the acquired assets and analyses of historical financial performance and estimates of future performance of Nipent-Registered Trademark- and the IPR&D project. We allocated $1,561,000 to inventory, $1,270,000 to developed technology and $442,000 to IPR&D. With regard to the IPR&D, we considered, among other factors, the stage of completion of each project, the importance of each project to the overall development plan, alternative future uses of the technology and the projected incremental cash flows from the projects when completed and any associated risks. The incremental cash flows were discounted at an annual rate of 40% to determine the value of the IPR&D project. The discount rate reflects the risks associated with the inherent difficulties and uncertainties in completing the project and thereby achieving FDA approval, achieving anticipated levels of market acceptance and penetration, achieving market growth rates and anticipating competition.

    We filed for FDA approval to use Nipent-Registered Trademark- to treat cutaneous T-cell lymphoma in February of 1999. We believe that further costs to complete this project will be immaterial and expect that revenues could begin with the projected FDA approval in 2000. Additional research and development costs for Phase II clinical trials to broaden Nipent-Registered Trademark-'s acceptance in the medical community for the treatment of chronic lymphocytic leukemia are estimated to total approximately $950,000 over the next fifteen months. Revenues are expected to begin in 1999. Our efforts to develop Nipent-Registered Trademark- for the treatment of rheumatoid arthritis are described on page 8. In addition, as mentioned in the "Overview" section beginning on page 1, we believe that before Nipent-Registered Trademark- can be successfully marketed for this disease, we need to attract a corporate partner to fund product development, clinical studies and market introduction. We do not believe the unfunded portion of these research and development expenses will be material.

ADDITIONAL FACTORS CONSIDERED FOR IPR&D

    The nature of the efforts required to develop any of the acquired IPR&D into technologically feasible and commercially viable products principally relates to the successful performance of additional clinical trials. Though we currently expect that the acquired IPR&D will be successfully developed, commercial viability of these proposed products may never be achieved. See "Factors Affecting Future Operating Results" beginning on page xx for further information on the risks and uncertainties associated with the drug development and approval process, the consequences of failure to complete or untimely completion, and other risks associated with the completion of the above and other IPR&D projects.

EFFECT OF THE YEAR 2000 ISSUE

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

 (n)(s)10.2     1993 Stock Option Plan (as amended through March 9, 1998).

 (i)(s)10.3     Forms of stock option agreements under the 1993 Stock Option
                  Plan.

 (i)(s)10.4     1996 Directors' Stock Option Plan, as amended effective
                  February 3, 1997, and form of stock option agreement thereunder.

 (c)(s)10.5     Employees and Consultants Stock Option Agreement/Plan.

   EXHIBIT
   NUMBER       DESCRIPTION OF DOCUMENT
-------------   ------------------------------------------------------------
 (n)(s)10.6     1998 Employee Stock Purchase Plan

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

 (b)(q)10.10    Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and The Long Island Jewish Medical
                  Center.

 (b)(q)10.11    License Agreement dated February 1, 1995 between the
                  Registrant and Pharmos Corporation.

    (i)10.12    Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel Chemicals, Ltd. ("ICL") and the Registrant.

    (m)10.13    First Amendment to Common Stock Sale/Repurchase Agreement
                  between ICL and the Registrant dated November 12, 1997.

 (m)(s)10.14    Amended and Restated Employment, Confidential Information
                  and Invention Assignment Agreement dated January 1, 1998 between the Registrant and Joseph Rubinfeld.

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

 (g)(q)10.19    License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April 11, 1997.

 (g)(q)10.20    Nonexclusive Supply Agreement between the Registrant and
                  Yunnan Hande Technological Development Co. Ltd. dated May
                  7, 1997.

    (g)10.21    Assignment and Assumption Agreement between the Registrant and R&S, LLC dated April 17, 1997.

    (h)10.22    Convertible Secured Note, Option and Warrant Purchase
                  Agreement dated June 17, 1997 among the Registrant, Tako
                  Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison (the "Tako Purchase
                  Agreement").

    (r)10.23    Amendment No. 1 to the Tako Purchase Agreement dated March
                  17, 1999.

    (j)10.24    Form of Common Stock Purchase Agreement among the purchasers and the Registrant dated August 29, 1997.

 (j)(q)10.25    License Agreement between Stehlin Foundation for Cancer
                  Research and the Registrant dated September 3, 1997.

    (j)10.26    Letter Agreement dated August 13, 1997 between the
                  Registrant and South Bay Construction, Inc.

   EXHIBIT
   NUMBER       DESCRIPTION OF DOCUMENT
-------------   ------------------------------------------------------------
 (k)(q)10.27    Supply Agreement dated October 20, 1997 between the
                  Registrant and Warner-Lambert Company.

    (l)10.28    Standard Industrial/Commercial Multi-Tenant Lease dated
                  October 13, 1997 between R&S, LLC and Quark Biotech, Inc.

       10.29    Registration Rights Agreement dated November 23, 1998.

    (o)10.30    Agreement and Plan of Reorganization by and among the
                  Registrant, Royale Acquisition Corp., and Sparta
                  Pharmaceuticals, Inc. dated January 18, 1999.

    (r)10.31    Stock Purchase Agreement between the Registrant and Tako
                  dated January 29, 1999.

    (r)10.32    Standard Industrial/Commercial Multi-Tenant Lease dated
                  February 12, 1999 between the Registrant and Sea Cliff
                  Properties, a California general partnership (for the premises at 1075 Serpentine Lane, Pleasanton, California,
                  Suite A).

    (r)10.33    Standard Industrial/Commercial Multi-Tenant Lease dated
                  February 12, 1999 between the Registrant and Sea Cliff
                  Properties, a California general partnership (for the premises at 1075 Serpentine Lane, Pleasanton, California,
                  Suite B).

    (r)10.34    Secured Promissory Note Commitment dated March 25, 1999
                  issued by the Registrant to Tako Ventures LLC.

    (r)10.35    Common Stock Purchase Warrant dated March 25, 1999.

 (p)(q)10.36    Letter of Intent regarding Nipent--Registered Trademark--
                  Manufacturing.

       10.37    Common Stock Purchase Agreement dated November 23, 1998.

    (r)23.1     Consent of Ernst & Young LLP, Independent Auditors.

    (r)27.1     Financial Data Schedule.

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

(f) Incorporated by reference from the Registrant's Proxy Statement filed with the Securities and Exchange Commission on April 25, 1997.

(g) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997.

(h) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1997.

(i) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997.

(j) Incorporated by reference from Amendment No. 2 on Form S-3 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission on October 6, 1997.

(k) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 1997.

(l) Incorporated by reference from Amendment No. 3 on Form S-3 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission on November 5, 1997.

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

(r) Previously filed with the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(s) Indicates a management contract or compensatory plan or arrangement.

    (b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in 1998.

    (c)  EXHIBITS.  See Item 14(a) above.

    (d)  FINANCIAL STATEMENT SCHEDULES.  See Item 14(a) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 1999.

                                SUPERGEN, INC.

                                By:             /s/ JOSEPH RUBINFELD
                                     -----------------------------------------
                                                  Joseph Rubinfeld
                                       CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                      DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chief Executive Officer,
                                  President and Director
     /s/ JOSEPH RUBINFELD         (Principal Executive
------------------------------    Officer and Principal        May 14, 1999
      (Joseph Rubinfeld)          Financial and Accounting
                                  Officer)

------------------------------  Director                       May   , 1999
        (Denis Burger)

------------------------------  Director                       May   , 1999
    (Lawrence J. Ellison)

              *
------------------------------  Director                       May 14, 1999
       (Julius A. Vida)

              *
------------------------------  Director                       May 14, 1999
        (Daniel Zurr)

   *    /s/ JOSEPH RUBINFELD
      -------------------------
          Joseph Rubinfeld
         (ATTORNEY-IN-FACT)