Form 10-Q
period 1999-03-31
SUPERGEN INC
filed 1999-05-14
CIK 919722

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

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             91-1841574
        (State or other jurisdiction                  (IRS Employer
     of incorporation or organization)             Identification No.)

  TWO ANNABEL LANE, SUITE 220, SAN RAMON,                 94583
                 CALIFORNIA                            (Zip Code)
  (Address of principal executive offices)

                                 (925) 327-0200
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of April 23, 1999, was 21,094,608.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE NO.
                                                                                                                  -----
PART I          FINANCIAL INFORMATION

  Item 1 --     Financial Statements (Unaudited)

                Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.......................           3

                Consolidated Statements of Operations for the three month periods ended March 31, 1999 and
                 1998........................................................................................           4

                Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and
                 1998........................................................................................           5

                Notes to Consolidated Financial Statements...................................................           6

  Item 2 --     Management's Discussion and Analysis of Financial Condition and Results of Operations........           9

  Item 3 --     Quantitative and Qualitative Disclosure of Market Risk.......................................          13

PART II         OTHER INFORMATION

  Item 2 --     Changes in Securities and Use of Proceeds....................................................          14

  Item 6 --     Exhibits and Reports on Form 8-K.............................................................          15

SIGNATURES...................................................................................................          16

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            ASSETS
                                                                        MARCH 31,    DECEMBER
                                                                          1999          31,
                                                                       -----------     1998
                                                                                    -----------
                                                                       (UNAUDITED)
                                                                                     (NOTE 1)
Current assets:
  Cash and cash equivalents..........................................   $   5,750    $   8,614
  Marketable securities..............................................       1,253        3,299
  Accounts receivable, net...........................................         876          712
  Inventories........................................................       1,149        1,245
  Due from related parties...........................................         101           91
  Prepaid loan commitment fee........................................       1,957           --
  Prepaid expenses and other current assets..........................       1,908          615
                                                                       -----------  -----------
    Total current assets.............................................      12,994       14,576

Property, plant and equipment, net...................................       2,847        2,939
Developed technology at cost, net....................................       1,208        1,266
Investment in preferred stock of related party.......................         500          500
Due from related party...............................................         450          450
Other assets.........................................................         131           62
                                                                       -----------  -----------
    Total assets.....................................................   $  18,130    $  19,793
                                                                       -----------  -----------
                                                                       -----------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities...........................   $   3,259    $   2,451
  Accrued employee benefits..........................................         519          524
                                                                       -----------  -----------
    Total current liabilities........................................       3,778        2,975

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none
    outstanding......................................................          --           --
  Common stock, $.001 par value; 40,000,000 shares authorized;
    21,094,608 and 20,969,953 shares issued and outstanding at March
    31, 1999 and December 31, 1998, respectively.....................          21           21
  Additional paid in capital.........................................      75,180       72,818
  Accumulated other comprehensive loss...............................         (89)        (128)
  Accumulated deficit................................................     (60,760)     (55,893)
                                                                       -----------  -----------
    Total stockholders' equity.......................................      14,352       16,818
                                                                       -----------  -----------
    Total liabilities and stockholders' equity.......................   $  18,130    $  19,793
                                                                       -----------  -----------
                                                                       -----------  -----------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
Net sales...................................................................................  $     916  $     758

Operating expenses:
  Cost of sales.............................................................................        708        325
  Research and development..................................................................      3,120      2,777
  Sales and marketing.......................................................................      1,232        642
  General and administrative................................................................        863      1,135
                                                                                              ---------  ---------
    Total operating expenses................................................................      5,923      4,879
                                                                                              ---------  ---------
Loss from operations........................................................................     (5,007)    (4,121)

Interest income.............................................................................        140        292
                                                                                              ---------  ---------
Net loss....................................................................................  $  (4,867) $  (3,829)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Basic net loss per share....................................................................  $   (0.23) $   (0.19)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Weighted average shares used in basic net loss per share calculation........................     21,063     20,235
                                                                                              ---------  ---------
                                                                                              ---------  ---------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            --------------------
                                                                                              1999       1998
                                                                                            ---------  ---------
Operating activities:

  Net loss................................................................................  $  (4,867) $  (3,829)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization.........................................................        185         80

    Expense related to stock options and warrants granted to non-employees................         43        170

    Changes in operating assets and liabilities:

      Accounts receivable.................................................................       (164)      (114)

      Inventories.........................................................................         96        237

      Prepaid expenses and other assets...................................................     (1,312)      (253)

      Accounts payable and other liabilities..............................................        803        866

      Due from related parties............................................................        (10)        11
                                                                                            ---------  ---------

Net cash used in operating activities.....................................................     (5,226)    (2,832)

Investing activities:

  Purchases of marketable securities......................................................         --     (2,021)

  Sale of marketable securities...........................................................      2,035         --

  Purchase of property and equipment......................................................        (35)      (376)
                                                                                            ---------  ---------

Net cash provided by (used in) investing activities:......................................      2,000     (2,397)

Financing activities:

  Issuance of common stock................................................................        362        140
                                                                                            ---------  ---------

Cash provided by financing activities.....................................................        362        140
                                                                                            ---------  ---------

Net decrease in cash and cash equivalents.................................................     (2,864)    (5,089)

Cash and cash equivalents at beginning of period..........................................      8,614     23,326
                                                                                            ---------  ---------

Cash and cash equivalents at end of period................................................  $   5,750  $  18,237
                                                                                            ---------  ---------
                                                                                            ---------  ---------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1.    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we", "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1998 and in accordance with the instructions to Form 10-Q. The consolidated financial statements include the accounts of two wholly owned subsidiaries, which are immaterial. The statements include all adjustments (consisting of normal recurring accruals) which in our opinion are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for the full year.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

    Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased and an interest in money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant risk.

    Investments in marketable securities consist of corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We designate all debt securities as available-for-sale, with unrealized gains and losses included in equity.

    The following is a summary of available-for-sale securities as of March 31, 1999 (in thousands):

                                                                   AMORTIZED   GROSS UNREALIZED    ESTIMATED
                                                                     COST       GAINS (LOSSES)    FAIR VALUE
                                                                  -----------  -----------------  -----------
U.S. corporate debt securities..................................   $   1,287       $       1       $   1,288
U.S. government debt securities.................................         202              --             202
Marketable equity security......................................         167             (90)             77
                                                                  -----------            ---      -----------
  Total.........................................................   $   1,656       $     (89)      $   1,567
                                                                  -----------            ---      -----------
                                                                  -----------            ---      -----------

                                                                   AMORTIZED   GROSS UNREALIZED    ESTIMATED
                                                                     COST       GAINS (LOSSES)    FAIR VALUE
                                                                  -----------  -----------------  -----------
Amounts included in cash and cash equivalents...................   $     237       $      --       $     237
Marketable securities, current..................................       1,252               1           1,253
Amount included in other assets.................................         167             (90)             77
                                                                  -----------            ---      -----------
  Total.........................................................   $   1,656       $     (89)      $   1,567
                                                                  -----------            ---      -----------
                                                                  -----------            ---      -----------

    Available-for-sale securities by contractual maturity are shown below (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  -------------
Debt securities:
  Due in one year or less...........................................   $     440     $   1,391
  Due after one year through three years............................       1,050         2,065
                                                                      -----------       ------
                                                                           1,490         3,456
Marketable equity security..........................................          77            26
                                                                      -----------       ------
  Total.............................................................   $   1,567     $   3,482
                                                                      -----------       ------
                                                                      -----------       ------

    Realized gains and losses for the three months ended March 31, 1999 and 1998 were not material.

NOTE 3.    INVENTORIES

    Inventories consist of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  -------------
Raw material........................................................   $     210     $     210
Work in process.....................................................         524           511
Finished goods......................................................         415           524
                                                                      -----------       ------
                                                                       $   1,149     $   1,245
                                                                      -----------       ------
                                                                      -----------       ------

NOTE 4.    ACQUISITION OF SPARTA PHARMACEUTICALS, INC.

    In January 1999, we executed an agreement to acquire Sparta Pharmaceuticals, Inc. ("Sparta"), a biopharmaceutical company engaged in the business of developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases, and inflammation. Under the terms of the agreement, we will acquire all of the outstanding capital stock of Sparta in exchange for 650,000 shares (subject to adjustment) of our common stock. The acquisition is subject to the approval of Sparta stockholders and other closing conditions.

NOTE 5.    RELATED PARTY TRANSACTIONS

    Our stock purchase agreement with Tako Ventures, LLC ("Tako"), an investment entity controlled by Lawrence J. Ellison, a director of the Company, executed in June 1997, gave Tako certain rights to participate in future sales of common stock at comparable terms and conditions. In December 1998, we closed a private placement of common stock to an institutional investor at a 4% discount to a weighted average stock price prior to the purchase. As a result, in January 1999, Tako exercised its rights and purchased 61,350 shares of unregistered common stock for a total purchase price of $400,002. We granted Tako registration rights in connection with this transaction.

    In March 1999, we executed a secured promissory note with Tako under which we may draw up to $5 million through December 31, 1999. The interest rate for any amounts advanced under this agreement is 10%, payable monthly, and all principal and any unpaid interest are due on March 25, 2000. The note is secured by substantially all our assets. At May 11, 1999, no advances had been drawn on this note. In connection with this transaction, we issued Tako a five-year warrant to acquire up to 500,000 shares of unregistered common stock at an exercise price of $11.00 per share. We have calculated the value of this warrant using the Black-Scholes valuation model. The significant inputs we used in the model were volatility of 0.6, expected life of three years, and a risk-free interest rate of 4.5%. The value of this warrant has been estimated at $2 million, and has been recorded in Stockholders' equity and as a Prepaid loan commitment fee. This fee is being amortized through non-cash charges to operations through December 31, 1999.

NOTE 6.    COMPREHENSIVE LOSS

    For the three months ended March 31, 1999 and 1998, total comprehensive losses amounted to $4,828,000 and $3,864,000, respectively.

NOTE 7.    BASIC NET LOSS PER SHARE

    We compute basic net loss per share by dividing our net loss by the weighted average number of shares outstanding during each period. The exercise of options and warrants is not assumed since the result would be antidilutive.

NOTE 8.    SUBSEQUENT EVENT

    In April 1999, we entered into a line of credit agreement with a local bank to borrow $3 million, secured by our $5 million certificate of deposit at that bank. The certificate of deposit matures on September 1, 1999, and any unpaid principal amounts advanced under the line of credit are also due on that date. At May 11, 1999, the entire $3 million had been drawn on the line of credit. Interest accrues at the bank's prime rate and is payable monthly.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS REPRESENT OUR EXPECTATIONS OR BELIEFS CONCERNING FUTURE EVENTS AND INCLUDE STATEMENTS, AMONG OTHERS, REGARDING:

    - THE ADEQUACY OF OUR EXISTING CAPITAL RESOURCES

    - THE TIMING AND PROGRESS OF THE DEVELOPMENT OF OUR PROPOSED PRODUCTS,

    - FILING FOR AND RECEIVING REGULATORY APPROVALS,

    - ACQUIRING ADDITIONAL PRODUCTS AND TECHNOLOGIES,

    - ANTICIPATING THE MARKET OPPORTUNITIES FOR OUR EXTRA AND PROPRIETARY PRODUCTS,

    - MARKETING CURRENT AND PROPOSED PRODUCTS TO HOSPITAL BUYING GROUPS AND OTHERS,

    - DEVELOPING PARTNERSHIP RELATIONSHIPS,

    - INCURRING OPERATING EXPENSES AND LOSSES AND REQUIRING ADDITIONAL CAPITAL.

    ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    We are an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of products for the treatment of life-threatening diseases, particularly cancer. We seek to minimize the time, expense, and technical risk associated with drug commercialization by identifying, acquiring, and developing pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery.

    We are focusing our existing and proposed commercialization efforts on two drugs, Nipent-Registered Trademark- and RFS 2000.

    We are currently marketing Nipent-Registered Trademark- in the United States for the treatment of hairy cell leukemia. We are also conducting clinical trials of Nipent-Registered Trademark- to seek FDA approval to expand its use for the treatment of additional forms of leukemia. RFS 2000 is a drug compound in the late stage of clinical development. Clinical studies indicate it has the potential to treat a variety of solid tumors such as pancreatic, breast, lung, colorectal, ovarian, and prostate cancers and hematological disorders.

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

    We seek to expand our portfolio of anticancer drugs through the acquisition of products and product candidates, or companies owning such products or candidates, which complement our portfolio and provide us with market opportunities. In January 1999, we executed an agreement to acquire all of the outstanding capital stock of Sparta Pharmaceuticals, Inc. for 650,000 shares (subject to adjustment) of our common stock. The acquisition is subject to the approval of Sparta's stockholders and is expected to close in the summer of 1999.

    We also have non-oncology programs in the large market areas of anemias and other blood cell disorders, obesity/diabetes and autoimmune diseases. We intend to seek partnerships with larger drug companies for the development and marketing of these non-oncology drug candidates.

    We incorporated in March 1991, as a California corporation and changed our state of incorporation to Delaware on November 3, 1997. Our executive offices are located at Two Annabel Lane, Suite 220, San Ramon, California 94583, and our telephone number at that address is (925) 327-0200.

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1998.

    Revenues were $916,000 in the first quarter of 1999 compared to $758,000 in the first quarter of 1998. The increase in revenue was due to higher sales volumes of Nipent-Registered Trademark- and to a lesser extent, to sales of mitomycin, which commenced in June 1998. Gross margins were 23% in 1999 compared to 57% in 1998. The decline in gross margin was due primarily to a larger percentage of Nipent-Registered Trademark- units sold in 1999 at a lower unit selling price under a supply agreement for sale outside North America. We are in the early stages of Nipent-Registered Trademark- sales and manufacturing and current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $3,120,000 in 1999 compared to $2,777,000 in 1998. The increased expense was primarily due to manufacturing and clinical costs associated with RFS 2000 and expansion of the research and development staff.

    Sales and marketing expenses were $1,232,000 in 1999 compared to $642,000 in 1998. This change was primarily due to advertising and related costs to support Nipent-Registered Trademark- sales, including approximately $375,000 for a Nipent-Registered Trademark- symposium we held in February 1999, and the costs associated with the expansion of the sales and professional services staff.

    General and Administrative expenses were $863,000 in 1999, compared to $1,135,000 in 1998. The decrease was due principally to lower costs relating to investor relations, legal, and information systems consulting.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable securities totaled $7.0 million at March 31, 1999 compared to $11.9 million at December 31, 1998.

    The net cash used in operating activities of $5.2 million in the first quarter of 1999 reflected the net loss for the quarter of $4.9 million and prepayments for clinical trials.

    We believe that our current cash, cash equivalents, and investments in debt securities, together with the ability to borrow up to $5 million under a secured promissory note executed in March 1999, will satisfy our cash requirements at least through December 31, 1999. Our primary planned uses of cash during that period are:

    - Funding operations;

    - Conducting clinical testing of RFS 2000, Nipent-Registered Trademark- and product candidates;

    - Marketing for expanded indications for Nipent-Registered Trademark- that may be developed; and

    - Continuing other research and development programs.

    Our stock purchase agreement with Tako Ventures, LLC ("Tako"), an investment entity controlled by Lawrence J. Ellison, a director of the Company, executed in June 1997, gave Tako certain rights to participate in future sales of common stock at comparable terms and conditions. In December 1998, we closed a private placement of common stock to an institutional investor at a 4% discount to a weighted average stock price prior to the purchase. As a result, in January 1999, Tako exercised its rights and purchased 61,350 shares of unregistered common stock for a total purchase price of $400,002. We granted Tako registration rights in connection with this transaction.

    We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital in 1999.

    We may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. We may not be able to obtain additional funds on acceptable terms, if at all. See "Factors Affecting Future Operating Results."

FACTORS AFFECTING FUTURE OPERATING RESULTS

    THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING SUPERGEN. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

    IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, RESULTS OF OPERATIONS OR CASH FLOWS COULD BE ADVERSELY AFFECTED. IN THOSE CASES, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

    WE HAVE INCURRED LOSSES AND MAY NEVER ACHIEVE SIGNIFICANT REVENUES OR PROFITABLE OPERATIONS. We have incurred cumulative losses of $60.8 million from our inception through March 31, 1999. These losses included non-cash charges of $7.5 million for the acquisition of in-process research and development. We have not achieved profitability and expect to continue to incur substantial operating losses at least through 2000. Substantially all of our revenues have come from sales of Nipent-Registered Trademark-, and we expect this trend to continue for some time. Nipent-Registered Trademark- revenues were $2.7 million in 1998, $1.5 million in 1997 and $225,000 in 1996. All of these revenues resulted from commercial sales. We will need to successfully market
Nipent-Registered Trademark- for other indications and bring other proprietary products to market to become profitable. Our ability to become profitable will also depend upon a variety of other factors, including the following:

    - The price, volume and timing of sales of products.

    - The mix between Nipent-Registered Trademark- sales in the United States and those under a supply agreement with Warner-Lambert Company for sales outside North America.

    - Variations in gross margins of our products, which may be affected by sales mix and competitive pricing pressures.

    - Regulatory approvals of new products or expanded labeling of existing products.

    - Changes in the level of our research and development, including the timing of any expansion of clinical trials. Clinical trials include the testing of drug compounds upon human subjects.

    - Acquisitions of products or technology.

    Our long-term success will also be affected by expenses, difficulties and delays frequently encountered in developing and commercializing new pharmaceutical products, competition, and the burdensome regulatory environment in which we operate. We cannot be certain that we will ever achieve significant revenues or profitable operations.

    OUR PROPOSED PROPRIETARY PRODUCTS WILL REQUIRE SIGNIFICANT ADDITIONAL DEVELOPMENT. Our proposed proprietary products are in the development rather than the research stage. However, we must significantly develop all of our proposed products before we can market them. Although we believe that the results of our early stage clinical studies support further development of our proposed proprietary products, the results we have obtained to date do not necessarily indicate results of further testing, including controlled human clinical testing. All of the potential proprietary products that we are currently developing will require extensive clinical testing before we can submit any regulatory application for their commercial use.

    In contrast to our proposed proprietary products, Nipent-Registered Trademark- and our generic version of mitomycin have been approved for commercial use and we began sales of these drugs in 1996 and 1998, respectively.

    OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO SUCCESSFULLY DEVELOP OUR GENERIC PRODUCTS AND EXTRA PRODUCTS BASED ON GENERIC PRODUCTS BECAUSE THE PATENTS FOR THE UNDERLYING DRUGS DO NOT EXPIRE. We plan to develop and market several generic and Extra drugs, some of which are currently protected by one or more patents. If the existing United States patent protection for these drugs is maintained or extended, it is unlikely that we will be able to market our own generic and Extra versions of those drugs. We do not believe it is financially prudent to proceed with substantial development efforts for generic or Extra drugs if we do not know if or when existing patent protection will cease.

    WE WILL NEED ADDITIONAL FUNDING WHICH MAY NOT BE READILY AVAILABLE. We expect that we will need substantial additional funding. Our business, results of operations and cash flows will be adversely affected if we fail to obtain adequate funding in a timely manner.

    We believe that our cash, cash equivalents and marketable securities on hand at March 31, 1999, together with the ability to borrow up to $5 million under a secured promissory note will be adequate to fund operations and capital expenditures at least through December 31, 1999. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may receive funds from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock. However, those fundings may not occur, or if they occur, they may not be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share.

    OUR BUSINESS WILL SUFFER IF WE FAIL TO OBTAIN REGULATORY APPROVALS IN A TIMELY MANNER, IF AT ALL. The United States Food and Drug Administration and comparable agencies in foreign countries impose substantial requirements for the introduction of new pharmaceutical products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. We have obtained marketing approval for Nipent-Registered Trademark- and our internally developed generic version of mitomycin and approval of sources of bulk drugs for our Extra and generic products. However, we have not yet received marketing approval for any of our internally developed proprietary products. Our proprietary drugs and Extra drugs may require substantial clinical trials and FDA review as new drugs. Our generic drugs require both approval of the bulk source of the drug and FDA approval of their final formulation.

    We cannot predict with certainty if or when we might submit for regulatory review those products currently under development. Once we submit our potential products for review, the FDA or other regulatory agencies may not approve any of our pharmaceutical products on a timely basis or at all. For example, we initially believed that the FDA would abbreviate the approval process for our Extra products. However, the FDA is reviewing Mito Extra, our first Extra product submission, as a new drug. Sales of our products outside the United States will be subject to regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay the introduction of our products in those countries.

    OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY. Our business will be harmed if competitors develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, if our trade secrets are disclosed or if we cannot effectively protect our rights to unpatented trade secrets.

    We actively seek patent protection for our proprietary products and technologies. We have a number of United States patents and also have licenses to or assignments of numerous issued United States patents. However, litigation may be necessary to protect our patent position, and we cannot be certain that we will have the required resources to pursue the necessary litigation or otherwise to protect our patent rights. Our efforts to protect our patents may fail. In addition to pursuing patent protection in appropriate cases, we also rely on trade secret protection for unpatented proprietary technology. However, trade secrets are difficult to protect.

    There has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation.

    IF WE LOSE THE SERVICES OF CERTAIN KEY EMPLOYEES, OUR BUSINESS WILL BE HARMED. Our success is dependent on key personnel, including Dr. Rubinfeld, our President and Chief Executive Officer, and members of our senior management and scientific staff. To successfully expand our operations, we will need to attract and retain additional, highly skilled individuals, particularly in the areas of clinical administration, manufacturing and finance. We compete with other companies for the services of existing and potential employees. We believe our compensation and benefits packages are competitive for our geographical region and our industry group. However, we may be at a disadvantage to the extent that potential employees may favor larger, more established employers.

IMPACT OF THE YEAR 2000 ISSUE

    As is more fully described in our annual report on Form 10-K, we converted to new accounting software in 1998 and that software properly recognizes dates beyond December 31, 1999. Our assessment of the risks associated with Year 2000 and the status of our contingency plans are unchanged from that described in the 1998 annual report.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    Due to the short term nature of our interest bearing assets, we believe that our exposure to interest rate market risk is not significant.

                                 SUPERGEN, INC.
                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended March 31, 1999, we issued the following securities:

    - 61,350 shares of common stock in January 1999, to Tako Ventures, LLC ("Tako"), an investment entity controlled by Lawrence J. Ellison, a director of the Company, for $400,002, in connection with Tako's rights to participate in a December 1998, private placement of $3,000,000 to an institutional investor.

    The issuance of shares described above were in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    We made no public solicitation in connection with the issuance of the above securities nor were there any other offerees. We relied on representations from the recipient of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

USE OF PROCEEDS

    On March 13, 1996, we commenced our initial public offering (the "IPO") of 4,025,000 units, which included the underwriter's over-allotment option of 525,000 units at a public offering price of $6.00 per unit. A unit consisted of one share of Common Stock $0.001 par value per share, and a warrant to purchase one share of Common Stock at $9.00. We commenced the IPO pursuant to a registration statement on Form S-B (file no. 333-476 LA) filed with the Securities and Exchange Commission. Of the units registered, 4,024,302 were sold. Paulson Investment Company was the managing underwriter of the IPO. Aggregate gross proceeds from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering and any exercises of the warrants) were $24,146,000. All of the shares registered for the exercise of the warrants have not yet been sold. There were no selling stockholders in the IPO.

    We paid total expenses of $2,615,000 in connection with the IPO consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000. The net proceeds from the IPO through March 31, 1999, including subsequent exercises of warrants to purchase common stock, were $23,424,000.

    From March 13, 1996, the effective date of the registration statement, to March 31, 1999, (the Company's fiscal 1999 first quarter end), the approximate amount of net proceeds used were:

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

    None of such payments consisted of direct or indirect payments to directors, officers, owners of more than 10% of the outstanding stock of the Company or affiliates of the Company, with the exception of:

    - The payment to repurchase common stock, which was made to a stockholder that, immediately prior to the repurchase, owned more than 10% of our then outstanding common stock; and

    - Payments to directors and officers as compensation for services provided.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit No.

      27.1    Financial Data Schedule--electronic filing only.

(b) During the first quarter of 1999 we filed a Form 8-K dated January 28, 1999. This Form 8-K described an agreement to acquire Sparta Pharmaceuticals, Inc. in exchange for 650,000 shares (subject to adjustment) of SuperGen common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                              SUPERGEN, INC.

Date:                    May 14, 1999                     By:                /s/ JOSEPH RUBINFELD
            --------------------------------------                  --------------------------------------
                                                                           Joseph Rubinfeld, Ph.D.
                                                                     CHIEF EXECUTIVE OFFICER, PRESIDENT,
                                                                      AND DIRECTOR (PRINCIPAL EXECUTIVE
                                                                   OFFICER AND PRINCIPAL FINANCIAL OFFICER)