Form 10-Q
period 1999-06-30
SUPERGEN INC
filed 1999-08-13
CIK 919722

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             91-1841574
        (State or other jurisdiction          (IRS Employer Identification
     of incorporation or organization)                   Number)

  TWO ANNABEL LANE, SUITE 220, SAN RAMON,                 94583
                 CALIFORNIA
  (Address of principal executive offices)             (Zip Code)

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 9, 1999, was 22,977,697.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE NO.
                                                                                                            -------------
PART I                  FINANCIAL INFORMATION

            Item 1--    Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.............            3

                        Consolidated Statements of Operations for the three and six month periods ended
                          June 30, 1999 and 1998..........................................................            4

                        Consolidated Statements of Cash Flows for the six month periods ended June 30,
                          1999 and 1998...................................................................            5

                        Notes to Consolidated Financial Statements........................................            6

            Item 2--    Management's Discussion and Analysis of Financial Condition and Results of
                          Operations......................................................................            9

            Item 3--    Quantitative and Qualitative Disclosures of Market Risk...........................           14

PART II                 OTHER INFORMATION

            Item 2--    Changes in Securities and Use of Proceeds.........................................           15

            Item 4--    Submission of Matters to a Vote of Security Holders...............................           16

            Item 6--    Exhibits and Reports on Form 8-K..................................................           16

SIGNATURES................................................................................................           17

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)    (NOTE 1)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  13,690    $    8,614
  Marketable securities...............................................................       1,229         3,299
  Accounts receivable, net............................................................       1,086           712
  Inventories.........................................................................       1,396         1,245
  Due from related parties............................................................         111            91
  Prepaid loan commitment fee.........................................................       1,305            --
  Prepaid expenses and other current assets...........................................       2,108           615
                                                                                        -----------  ------------
      Total current assets............................................................      20,925        14,576

Property, plant and equipment, net....................................................       2,775         2,939
Developed technology at cost, net.....................................................       1,145         1,266
Investment in preferred stock of related party........................................         500           500
Due from related party................................................................         450           450
Other assets..........................................................................         123            62
                                                                                        -----------  ------------
      Total assets....................................................................   $  25,918    $   19,793
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities............................................   $   3,112    $    2,451
  Accrued employee benefits...........................................................         488           524
                                                                                        -----------  ------------
      Total current liabilities.......................................................       3,600         2,975

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding.....          --            --
  Common stock, $.001 par value; 40,000,000 shares authorized; 22,392,199 and
    20,969,953 shares issued and outstanding at June 30, 1999 and December 31, 1998,
    respectively......................................................................          22            21
  Additional paid in capital..........................................................      88,454        72,818
  Accumulated other comprehensive loss................................................         (99)         (128)
  Accumulated deficit.................................................................     (66,059)      (55,893)
                                                                                        -----------  ------------
      Total stockholders' equity......................................................      22,318        16,818
                                                                                        -----------  ------------
      Total liabilities and stockholders' equity......................................   $  25,918    $   19,793
                                                                                        -----------  ------------
                                                                                        -----------  ------------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED   SIX MONTHS ENDED JUNE
                                                                             JUNE 30,                 30,
                                                                       --------------------  ---------------------
                                                                         1999       1998        1999       1998
                                                                       ---------  ---------  ----------  ---------
Net sales............................................................  $   1,424  $     794  $    2,340  $   1,552

Operating expenses:
  Cost of sales......................................................        484        263       1,192        588
  Research and development...........................................      3,675      2,263       6,795      5,038
  Sales and marketing................................................      1,234        804       2,466      1,447
  General and administrative.........................................        821        802       1,641      1,938
                                                                       ---------  ---------  ----------  ---------
    Total operating expenses.........................................      6,214      4,132      12,094      9,011
                                                                       ---------  ---------  ----------  ---------
Loss from operations.................................................     (4,790)    (3,338)     (9,754)    (7,459)

Interest income......................................................        143        245         283        537
Amortization of prepaid loan commitment fee..........................       (652)        --        (695)        --
                                                                       ---------  ---------  ----------  ---------
Net loss.............................................................  $  (5,299) $  (3,093) $  (10,166) $  (6,922)
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
Basic net loss per share.............................................  $   (0.25) $   (0.15) $    (0.48) $   (0.34)
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------
Weighted average shares used in basic net loss per share
  calculation........................................................     21,585     20,364      21,325     20,300
                                                                       ---------  ---------  ----------  ---------
                                                                       ---------  ---------  ----------  ---------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                         ----------------------
                                                                                            1999        1998
                                                                                         ----------  ----------
Operating activities:
  Net loss.............................................................................  $  (10,166) $   (6,922)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................................         377         214
    Amortization of prepaid loan commitment fee........................................         695          --
    Expense related to stock options and warrants granted to non-employees.............       1,187         170
    Changes in operating assets and liabilities:
      Accounts receivable..............................................................        (374)       (231)
      Inventories......................................................................        (151)         17
      Prepaid expenses and other assets................................................      (1,508)       (463)
      Accounts payable and other liabilities...........................................         625           3
      Due from related parties.........................................................         (20)        (34)
                                                                                         ----------  ----------
Net cash used in operating activities..................................................      (9,335)     (7,246)

Investing activities:
  Purchase of marketable securities....................................................          --      (5,138)
  Sale of marketable securities........................................................       2,053       1,076
  Purchase of property and equipment...................................................         (92)       (567)
                                                                                         ----------  ----------
Net cash provided by (used in) investing activities:...................................       1,961      (4,629)

Financing activities:
  Issuance of common stock, net of issuance costs......................................      12,450         179
                                                                                         ----------  ----------
Cash provided by financing activities..................................................      12,450         179
                                                                                         ----------  ----------
Net increase (decrease) in cash and cash equivalents...................................       5,076     (11,696)
Cash and cash equivalents at beginning of period.......................................       8,614      23,326
                                                                                         ----------  ----------
Cash and cash equivalents at end of period.............................................  $   13,690  $   11,630
                                                                                         ----------  ----------
                                                                                         ----------  ----------

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)

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

    The following is a summary of available-for-sale securities as of June 30, 1999 (in thousands):

                                                                             GROSS
                                                             AMORTIZED    UNREALIZED     ESTIMATED
                                                               COST         LOSSES      FAIR VALUE
                                                            -----------  -------------  -----------
U.S. corporate debt securities............................   $   5,322     $      (4)    $   5,318
U.S. government debt securities...........................         204            --           204
Marketable equity security................................         167           (95)           72
                                                            -----------          ---    -----------
  Total...................................................   $   5,693     $     (99)    $   5,594
                                                            -----------          ---    -----------
                                                            -----------          ---    -----------

                                                                             GROSS
                                                             AMORTIZED    UNREALIZED     ESTIMATED
                                                               COST         LOSSES      FAIR VALUE
                                                            -----------  -------------  -----------
Amounts included in cash and cash equivalents.............   $   4,293     $      --     $   4,293
Marketable securities, current............................       1,233            (4)        1,229
Amount included in other assets...........................         167           (95)           72
                                                            -----------          ---    -----------
  Total...................................................   $   5,693     $     (99)    $   5,594
                                                            -----------          ---    -----------
                                                            -----------          ---    -----------

                                 SUPERGEN, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (CONTINUED) Available-for-sale securities by contractual maturity are shown below (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1999          1998
                                                                       -----------  -------------
Debt securities:
  Due in one year or less............................................   $   5,522     $   1,391
  Due after one year through three years.............................          --         2,065
                                                                       -----------       ------
                                                                            5,522         3,456
Marketable equity security...........................................          72            26
                                                                       -----------       ------
  Total..............................................................   $   5,594     $   3,482
                                                                       -----------       ------
                                                                       -----------       ------

    Realized gains and losses for the six months ended June 30, 1999 and 1998 were not material.

NOTE 3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1999          1998
                                                                       -----------  -------------
Raw material.........................................................   $     203     $     210
Work in process......................................................         661           511
Finished goods.......................................................         532           524
                                                                       -----------       ------
                                                                        $   1,396     $   1,245
                                                                       -----------       ------
                                                                       -----------       ------

NOTE 4.  ACQUISITION OF SPARTA PHARMACEUTICALS, INC.

    In January 1999, we executed an agreement to acquire Sparta Pharmaceuticals, Inc. ("Sparta"), a biopharmaceutical company engaged in the business of developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases, and inflammation.

    On August 10, 1999, the stockholders of Sparta approved the merger with SuperGen. On the effective date of the merger, Sparta will become a wholly-owned subsidiary of SuperGen. Sparta stockholders will receive approximately 430,000 shares of our common stock and 220,000 warrants to purchase our common stock at approximately $18 per share in exchange for all shares of Sparta common and preferred stock that they own. The exact number of shares of our common stock, warrants, and the warrant exercise price will be determined by reference to the average closing price of our common stock over the 30 trading days immediately preceding the completion of the merger.

    The transaction will be accounted for under the purchase method of accounting. We believe the purchase price will be approximately $9.4 million (subject to finalization of acquisition costs) of which at least 75% will be expensed as in-process research and development.

                                 SUPERGEN, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE 5.  STOCKHOLDERS' EQUITY

    On May 26, 1999, we issued 1,000,000 shares of registered common stock to HSBC James Capel Canada, Inc., an institutional investor, for net proceeds totaling $9,764,000. On June 7, 1999, we issued 170,000 shares of registered common stock to The Pharmaceutical/Medical Technology Fund, L.P. and 30,000 shares of registered common stock to Strategic Healthcare Investment Fund Ltd. The net proceeds from these two institutional investors totaled $2,080,000. These three transactions reflected discounts of approximately thirty seven percent to the market price of our stock at the transaction dates. These discounts resulted from prior discussions with the investors and the selling prices per share were based on a negotiated average market price. We believe that the selling prices were reasonable in light of the volatility of our stock price, the magnitude of the transactions, and our capital needs.

    On August 9, 1999, we issued 463,600 shares of registered common stock to the SMALLCAP World Fund, Inc., an institutional investor. As part of this transaction, we also issued to the investor three-year warrants to purchase 231,800 shares of our common stock at a price of $18.00 per share. We also granted registration rights in connection with these warrants. The net proceeds from this transaction totaled $7,106,000. Including the value of the warrants issued, this transaction reflected a discount of approximately twenty five percent to the market price of our stock at the transaction date. We believe that the selling price was reasonable in light of the volatility of our stock price, the magnitude of the transactions, and our capital needs. In connection with this transaction, we issued to the placement agent 25,498 unregistered five-year warrants to purchase our common stock at $18.00 per share.

NOTE 6.  COMPREHENSIVE LOSS

    For the three months ended June 30, 1999 and 1998, total comprehensive losses amounted to $5,309,000 and $3,097,000, respectively. For the six months ended June 30, 1999 and 1998, total comprehensive losses amounted to $10,138,000 and $6,961,000, respectively.

NOTE 7.  BASIC NET LOSS PER SHARE

    We compute basic net loss per share by dividing our net loss by the weighted average number of shares outstanding during each period. The exercise of options and warrants is not assumed since the result would be antidilutive.

NOTE 8.  LINE OF CREDIT AGREEMENT

    In April 1999, we entered into a line of credit agreement with a local bank to borrow up to $3 million, secured by our $5 million certificate of deposit at that bank. Interest accrues at the bank's prime rate and is payable monthly. The certificate of deposit matures on September 1, 1999, and any unpaid principal amounts advanced under the line of credit are also due on that date. At June 30, 1999, no amounts were outstanding against this line of credit.

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

    We are focusing our existing and proposed commercialization efforts on two drugs, Nipent-Registered Trademark- and rubitecan (formerly known as RFS 2000).

    We are currently marketing Nipent-Registered Trademark- in the United States for the treatment of hairy cell leukemia. We are also conducting clinical trials of Nipent-Registered Trademark- to seek FDA approval to expand its use for the treatment of additional forms of leukemia. Rubitecan is a drug compound in the late stage of clinical development. Clinical studies indicate it has the potential to treat a variety of solid tumors such as pancreatic, breast, lung, colorectal, ovarian, and prostate cancers and hematological disorders.

    We are also developing our product line of enhanced generic anticancer drugs using our Extra proprietary drug delivery technology. This technology, consisting of a delivery system incorporating the active ingredient cyclodextrin, has the following properties:

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

    On August 10, 1999, the stockholders of Sparta approved the merger with SuperGen. On the effective date of the merger, Sparta will become a wholly-owned subsidiary of SuperGen. Sparta stockholders will receive approximately 430,000 shares of our common stock and 220,000 warrants to purchase our common stock at approximately $18 per share in exchange for all shares of Sparta common and preferred stock that they own. The exact number of shares of our common stock, warrants, and the warrant exercise price will be determined by reference to the average closing price of our common stock over the 30 trading days immediately preceding the completion of the merger.

    The transaction will be accounted for under the purchase method of accounting. We believe the purchase price will be approximately $9.4 million (subject to finalization of acquisition costs) of which at least 75% will be expensed as in-process research and development.

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

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998.

    Net sales were $1,424,000 in the second quarter of 1999 compared to $794,000 in the second quarter of 1998. The increase was due to higher sales volumes of Nipent-Registered Trademark- and to a lesser extent, to sales of mitomycin, which commenced in June 1998. Gross margins were 66% in 1999 compared to 67% in 1998. We are in the early stages of Nipent-Registered Trademark- sales and manufacturing and current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses in the second quarter of 1999 were $3,675,000 compared to $2,263,000 in the same period in 1998. The increased expense was primarily due to increased manufacturing and clinical costs associated with the expansion of rubitecan trials into broad Phase III status and the corresponding increase in the research and development staff.

    Sales and marketing expenses were $1,234,000 in the second quarter of 1999 compared to $804,000 in the same period in 1998. This change was primarily due to advertising and related costs to support Nipent-Registered Trademark- sales and the costs associated with the expansion of the sales and professional services staff.

    General and administrative expenses were $821,000 in the second quarter of 1999, compared to $802,000 in the same period in 1998.

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    Net sales were $2,340,000 in the first six months of 1999 compared to $1,552,000 in the same period in 1998. The increase was due to higher sales volumes of Nipent-Registered Trademark- and to a lesser extent, to sales of mitomycin, which commenced in June 1998. Gross margins were 49% in 1999 compared to 62% in 1998. The decline in gross margin was due primarily to a larger percentage of Nipent-Registered Trademark- units sold in 1999 at a lower unit selling price under a supply agreement for sale outside North America. We are in the early stages of Nipent-Registered Trademark- sales and manufacturing and current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses in the first six months of 1999 were $6,795,000 compared to $5,038,000 in the same period in 1998. The increased expense was primarily due to increased manufacturing and clinical costs associated with the expansion of rubitecan trials into broad Phase III status and the corresponding increase in the research and development staff.

    Sales and marketing expenses were $2,466,000 in the first six months of 1999 compared to $1,447,000 in the same period in 1998. This change was primarily due to advertising and related costs to support Nipent-Registered Trademark- sales, including approximately $375,000 for a Nipent-Registered Trademark- symposium we held in February 1999, and the costs associated with the expansion of the sales and professional services staff.

    General and administrative expenses were $1,641,000 in the first six months of 1999, compared to $1,938,000 in the same period in 1998. The decrease was due principally to lower costs relating to investor relations, legal services, and information systems consulting.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable securities totaled $14.9 million at June 30, 1999 compared to $11.9 million at December 31, 1998.

    The net cash used in operating activities of $9.3 million in the first six months of 1999 primarily reflected the net loss for the period of $10.2 million, partially offset by non-cash charges of approximately $1.8 million related to stock options and warrants granted to non-employees, and amortization of prepaid loan commitment fees.

    We believe that our current cash, cash equivalents, and investments in debt securities, together with the ability to borrow up to $5 million under a secured promissory note executed in March 1999, will satisfy our cash requirements at least through December 31, 1999. Our primary planned uses of cash during that period are:

    - Funding operations;

    - Conducting clinical testing of rubitecan, Nipent-Registered Trademark- and product candidates;

    - Marketing for expanded indications for Nipent-Registered Trademark- that may be developed; and

    - Continuing other research and development programs.

    On May 26, 1999, we issued 1,000,000 shares of registered common stock to HSBC James Capel Canada, Inc., an institutional investor for net proceeds totaling $9,764,000. On June 7, 1999, we issued 170,000 shares of registered common stock to The Pharmaceutical/Medical Technology Fund, L.P. and 30,000 shares of registered common stock to Strategic Healthcare Investment Fund Ltd. The net proceeds from these two institutional investors totaled $2,080,000. These three transactions reflected discounts of approximately thirty seven percent to the market price of our stock at the transaction dates. These discounts resulted from prior discussions with the investors and the selling prices per share were based on a negotiated average market price. We believe that the selling prices were reasonable in light of the volatility of our stock price, the magnitude of the transactions, and our capital needs.

    On August 9, 1999, we issued 463,600 shares of registered common stock to the SMALLCAP World Fund, Inc., an institutional investor. As part of this transaction, we also issued to the investor three-year warrants to purchase 231,800 shares of our common stock at a price of $18.00 per share. We also granted registration rights in connection with these warrants. The net proceeds from this transaction totaled $7,106,000. Including the value of the warrants issued, this transaction reflected a discount of approximately twenty five percent to the market price of our stock at the transaction date. We believe that the selling price was reasonable in light of the volatility of our stock price, the magnitude of the transactions, and our capital needs. In connection with this transaction, we issued to the placement agent 25,498 unregistered five-year warrants to purchase our common stock at $18.00 per share.

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

    WE HAVE INCURRED LOSSES AND MAY NEVER ACHIEVE SIGNIFICANT REVENUES OR PROFITABLE OPERATIONS. We have incurred cumulative losses of $66.1 million from our inception through June 30, 1999. These losses included non-cash charges of $7.5 million for the acquisition of in-process research and development. We have not achieved profitability and expect to continue to incur substantial operating losses at least through 2000. Substantially all of our revenues have come from sales of Nipent-Registered Trademark-, and we expect this trend to continue for some time. Nipent-Registered Trademark- revenues were $2.1 million for the first six months of 1999, $2.7 million in 1998, $1.5 million in 1997 and $225,000 in 1996. All of these revenues resulted from commercial sales. We will need to successfully market Nipent-Registered Trademark- for other indications and bring other proprietary products to market to become profitable. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

    OUR PROPOSED PROPRIETARY PRODUCTS WILL REQUIRE SIGNIFICANT ADDITIONAL DEVELOPMENT. Our proposed proprietary products are in the development rather than the research stage. However, we must significantly develop all of our proposed products before we can market them. Although we believe that the results of our early stage clinical studies support further development of our proposed proprietary products, the results we have obtained to date do not necessarily indicate results of further testing, including controlled human clinical testing. All of the potential proprietary products that we are currently developing require extensive clinical testing before we can submit any regulatory application for their commercial use.

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

    We believe that our current cash, cash equivalents and marketable securities, together with the ability to borrow up to $5 million under a secured promissory note will be adequate to fund operations and capital expenditures at least through December 31, 1999. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may receive funds from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock. However, those fundings may not occur, or if they occur, they may not be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share.

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

IMPACT OF THE YEAR 2000 ISSUE

    As is more fully described in our annual report on Form 10-K, we converted to new accounting software in 1998 and that software properly recognizes dates beyond December 31, 1999. Our assessment of the risks associated with Year 2000 are unchanged from that described in the 1998 annual report. We are continuing to develop a contingency plan to address a worst case Year 2000 scenario and plan to complete this plan by the end of the third quarter of 1999.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

    Due to the short-term nature of our interest bearing assets, we believe that our exposure to interest rate market risk is not significant.

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

    We paid total expenses of $2,615,000 in connection with the IPO consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000. The net proceeds from the IPO through June 30, 1999, including subsequent exercises of warrants to purchase common stock, were $23,424,000.

    From March 13, 1996, the effective date of the registration statement, to June 30, 1999, (the Company's fiscal 1999 second quarter end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities..............  $1,246,000
Purchase and installation of machinery and equipment........     295,000
Purchase of real estate.....................................     744,000
Working capital used in operations..........................  16,862,000
Repurchase of common stock..................................   3,557,000
Purchase of equity investment...............................     500,000
Acquisition of developed technology.........................     220,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 5, 1999. The results of the voting were as follows:

Proposal 1:    Election of the Board of Directors of the Company.

NOMINEE                  VOTES FOR    VOTES WITHHELD
----------------------  ------------  --------------
Joseph Rubinfeld          17,062,203        94,150
Denis Burger              17,059,003        97,350
Lawrence J. Ellison       17,031,389       124,964
Julius A. Vida            17,037,521       118,832
Daniel Zurr               17,058,503        97,850

Proposal 2:    Amendment of the Company's Amended and Restated 1998 Stock Option
               Plan to increase the number of shares reserved for issuance by 600,000 shares to 3,850,000 shares.

Votes For:.......  16,283,236
Votes Against:...     71,469
            Votes
Abstaining:......    153,648
           Broker
Non-Votes:.......         --

Proposal 3:    Ratification of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.

Votes For:.......  17,100,075
Votes Against:...     12,570
            Votes
Abstaining:......     43,708
           Broker
Non-Votes:.......         --

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

                                SUPERGEN, INC.

Date: August 13, 1999           By:             /s/ JOSEPH RUBINFELD
                                     -----------------------------------------
                                              Joseph Rubinfeld, Ph.D.
                                        CHIEF EXECUTIVE OFFICER, PRESIDENT,
                                         AND DIRECTOR (PRINCIPAL EXECUTIVE
                                      OFFICER AND PRINCIPAL FINANCIAL OFFICER)