Form 10-Q
period 1999-09-30
SUPERGEN INC
filed 1999-11-15
CIK 919722

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     91-1841574
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                  Identification Number)

     TWO ANNABEL LANE, SUITE 220,                             94583
         SAN RAMON, CALIFORNIA                              (Zip Code)
    (Address of principal executive
               offices)

                                (925) 327 - 0200
              (Registrant's telephone number, including area code)

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of
November 3, 1999, was 24,952,937.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                NO.
                                                              --------
PART I        FINANCIAL INFORMATION

       Item 1-- Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               September 30, 1999 and December 31, 1998.....  3

               Consolidated Statements of Operations for the
               three and nine month periods
                 ended September 30, 1999 and 1998..........  4

               Consolidated Statements of Cash Flows for the
               nine month periods ended
                 September 30, 1999 and 1998................  5

               Notes to Consolidated Financial Statements...  6

       Item 2-- Management's Discussion and Analysis of
       Financial Condition and
                 Results of Operations......................  12

       Item 3--Quantitative and Qualitative Disclosures of
       Market Risk..........................................  20

PART II        OTHER INFORMATION

       Item 2--Changes in Securities and Use of Proceeds....  21

       Item 6--Exhibits and Reports on Form 8-K.............  23

SIGNATURES..................................................  24

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)      (NOTE 1)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 31,844        $  8,614
  Marketable securities.....................................       1,042           3,299
  Accounts receivable, net..................................         970             712
  Inventories...............................................       1,631           1,245
  Due from related parties..................................         121              91
  Prepaid expenses and other current assets.................       2,257             615
                                                                --------        --------
    Total current assets....................................      37,865          14,576

Property, plant and equipment, net..........................       2,816           2,939
Developed technology at cost, net...........................       1,811           1,266
Goodwill and other intangibles, net.........................       2,175              --
Investment in preferred stock of related party..............         500             500
Due from related party......................................         450             450
Other assets................................................       1,145              62
                                                                --------        --------
    Total assets............................................    $ 46,762        $ 19,793
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  2,527        $  2,451
  Accrued employee benefits.................................         704             524
                                                                --------        --------
    Total current liabilities...............................       3,231           2,975

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; none outstanding............................          --              --
  Common stock, $.001 par value; 40,000,000 shares
    authorized; 24,749,736 and 20,969,953 shares issued and
    outstanding at September 30, 1999 and December 31, 1998,
    respectively............................................          25              21
  Additional paid in capital................................     128,777          72,818
  Deferred compensation.....................................        (892)             --
  Accumulated other comprehensive loss......................        (106)           (128)
  Accumulated deficit.......................................     (84,273)        (55,893)
                                                                --------        --------
    Total stockholders' equity..............................      43,531          16,818
                                                                --------        --------
    Total liabilities and stockholders' equity..............    $ 46,762        $ 19,793
                                                                ========        ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
Net sales.............................................  $    736   $   537    $  3,076   $  2,089
Operating expenses:
  Cost of sales.......................................       131       739       1,324      1,327
  Research and development............................     3,934     2,592      10,730      7,630
  Sales and marketing.................................     1,774       738       4,239      2,185
  General and administrative..........................     1,198       947       2,838      2,885
  Acquisition of in-process research and
    development.......................................    10,850        --      10,850         --
                                                        --------   -------    --------   --------
    Total operating expenses..........................    17,887     5,016      29,981     14,027
                                                        --------   -------    --------   --------

Loss from operations..................................   (17,151)   (4,479)    (26,905)   (11,938)
Interest income.......................................       241       205         525        742
Amortization of prepaid loan commitment fee...........    (1,304)       --      (2,000)        --
                                                        --------   -------    --------   --------
Net loss..............................................  $(18,214)  $(4,274)   $(28,380)  $(11,196)
                                                        ========   =======    ========   ========
Basic net loss per share..............................  $  (0.78)  $ (0.21)   $  (1.29)  $  (0.55)
                                                        ========   =======    ========   ========
Weighted average shares used in basic net loss per
  share calculation...................................    23,307    20,379      21,993     20,326
                                                        ========   =======    ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(28,380)  $(11,196)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       578        417
    Amortization of prepaid loan commitment fee.............     2,000         --
    Expense related to stock options and warrants granted to
      non-employees.........................................     1,244        170
    Non-cash charges related to acquisition of in-process
      research and development..............................    10,850         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................      (221)      (304)
      Inventories...........................................      (386)       462
      Prepaid expenses and other assets.....................    (1,625)      (927)
      Accounts payable and other liabilities................       (12)     1,051
      Due from related parties..............................       (30)       105
                                                              --------   --------
Net cash used in operating activities.......................   (15,982)   (10,222)

Investing activities:
  Purchase of marketable securities.........................    (1,033)    (5,353)
  Sale of marketable securities.............................     2,240      1,076
  Purchase of property and equipment........................      (206)      (637)
  Acquisition of cash due to purchase of Sparta
    Pharmaceuticals.........................................       510         --
                                                              --------   --------
Net cash provided by (used in) investing activities.........     1,511     (4,914)

Financing activities:
  Issuance of common stock, net of issuance costs...........    37,701        190
                                                              --------   --------
Cash provided by financing activities.......................    37,701        190
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........    23,230    (14,946)
Cash and cash equivalents at beginning of period............     8,614     23,326
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 31,844   $  8,380
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1998 and in accordance with the instructions to Form 10-Q. The consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. ("Sparta") from August 12, 1999, the date of acquisition, and two other wholly owned subsidiaries, which are immaterial. The statements include all adjustments (consisting of normal recurring accruals) which in our opinion are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for the full year.

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

NOTE 2.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

    Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant risk.

    Investments in marketable securities consist of corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We designate all debt securities as available-for-sale, with unrealized gains and losses included in equity.

    The following is a summary of available-for-sale securities as of September 30, 1999 (in thousands):

                                                                            GROSS
                                                              AMORTIZED   UNREALIZED   ESTIMATED
                                                                COST        LOSSES     FAIR VALUE
                                                              ---------   ----------   ----------
U.S. corporate debt securities..............................   $24,254       $  (5)     $24,249
Marketable equity security..................................       167        (101)          66
                                                               -------       -----      -------
      Total.................................................   $24,421       $(106)     $24,315
                                                               =======       =====      =======

                                                                            GROSS
                                                              AMORTIZED   UNREALIZED   ESTIMATED
                                                                COST        LOSSES     FAIR VALUE
                                                              ---------   ----------   ----------
Amounts included in cash and cash equivalents...............   $22,177       $  (3)     $22,174
Marketable securities, current..............................     1,043          (1)       1,042
Amounts included in other assets............................     1,201        (102)       1,099
                                                               -------       -----      -------
      Total.................................................   $24,421       $(106)     $24,315
                                                               =======       =====      =======

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 2.  CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (CONTINUED)

    Available-for-sale securities by contractual maturity are shown below (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1998
                                                      -------------   ------------
Debt securities:
Due in one year or less.............................     $23,216         $1,391
Due after one year through three years..............       1,033          2,065
                                                         -------         ------
                                                          24,249          3,456
Marketable equity security..........................          66             26
                                                         -------         ------
      Total.........................................     $24,315         $3,482
                                                         =======         ======

    Realized gains and losses for the nine months ended September 30, 1999 and 1998 were not material.

NOTE 3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1998
                                                      -------------   ------------
Raw material........................................     $  204          $  210
Work in process.....................................        996             511
Finished goods......................................        431             524
                                                         ------          ------
                                                         $1,631          $1,245
                                                         ======          ======

NOTE 4.  ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND
  DEVELOPMENT

SPARTA PHARMACEUTICALS, INC.

    In August 1999, we completed our acquisition of Sparta
Pharmaceuticals, Inc., a biopharmaceutical company engaged in developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases, and inflammation.

    On the effective date of the merger Sparta became a wholly-owned subsidiary of the Company. The Company issued 429,055 shares of its common stock, with a fair value of $7,800,000, and 220,945 common stock warrants, with a fair value of $1,558,000, to former Sparta stockholders. The Company assumed approximately
2.9 million options and warrants to purchase Sparta common stock and converted such options to SuperGen options and warrants to acquire approximately 110,600 shares of SuperGen common stock. The $12,000 value of the options assumed is included in the purchase price and as a component of stockholders' equity in the consolidated financial statements. Additionally, the Company recorded transaction related costs of approximately $262,000, which when aggregated with the above consideration brings the total cost of the acquisition to $9,632,000.

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 4.  ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND
  DEVELOPMENT (CONTINUED)

    The acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Sparta for the period from August 12, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. Approximately $7,450,000 of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The Sparta research and development programs currently in process were valued as follows:

Oral anticancer drug for the treatment of breast, colorectal and other cancers (5-FP, a prodrug of 5-FU)...............  $3,430,000
Chronic metabolic disease drug (PZG)........................   1,380,000
SPARTAJECT-TM- method for the delivery of certain
  anti-cancer compounds.....................................   2,640,000
                                                              ----------
                                                              $7,450,000
                                                              ==========

    - 5-FP--We estimate that the remaining research and development efforts will total more than $6 million over the next several years and that activities necessary to obtain regulatory approval could be completed and revenues begin to accrue to the Company with the projected introduction of a product in 2003.

    - PZG--We estimate that the remaining research and development efforts could total more than $30 million over the next several years and that activities necessary to obtain regulatory approval could be completed and revenues begin to accrue to the Company with the projected introduction of a product in 2005.

    - Spartaject-TM- Drug Delivery Technology--We estimate that remaining research and development efforts related to the application of the Spartaject-TM- Drug Delivery Technology to busulfan for use in bone marrow ablation and for the treatment of neoplastic meningitis could total more than $8 million over the next several years and that activities necessary to obtain regulatory approval could be completed and revenues begin to accrue to the Company with the projected introduction of a product in 2001.

    Acquired in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to acquired in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. Accordingly, we recorded a non-recurring charge for this acquired in-process research and development at the date of acquisition.

    The allocation of the purchase price for Sparta resulted in goodwill of approximately $1.4 million and intangibles and work force value of $500,000. Goodwill and intangibles will be amortized over five years and work force value over six months.

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 4.  ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND
  DEVELOPMENT (CONTINUED)

DECITABINE

    In September 1999, we acquired the worldwide rights to decitabine, a chemotherapeutic agent owned by Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals. Decitabine, which has received "orphan drug" status from the U.S. Food and Drug Administration (the "FDA"), is currently in clinical testing for acute leukemias and other hematological malignancies. Each year, over 50,000 new cases of acute leukemias and hematological malignancies are reported in the United States. The FDA has not granted marketing approval to use decitabine for the treatment of any disease.

    The acquisition involved an exchange of 171,123 shares of unregistered SuperGen common stock valued at $3,400,000, which we charged to IPR&D. In assigning the purchase price to IPR&D, we considered, among other factors, our intentions for the future use of the acquired project, its stage of completion, the lack of alternative future uses of the technology, and that no other tangible or intangible assets were acquired. We believe decitabine has a unique mechanism of action that may demonstrate its effectiveness in acute leukemias and other hematological malignancies. We currently estimate that the completion of the clinical trials and submission to the FDA of a New Drug Application could occur in 2002 and the approximate research and development costs to complete those processes will total $6 to $8 million. Revenues could begin with the introduction of a product in 2002.

SURFACE SAFE-TM- PRODUCT LINE ACQUISITION

    On July 1, 1999, SuperGen acquired the Surface Safe-TM- product line from Aldorr Inc., a medical technology development company. Surface Safe-TM-is a two-step towelette disposable cleaning system used to decontaminate work surfaces where chemotherapeutic preparation is conducted. Aldorr assigned to SuperGen patents and trademarks related to the Surface Safe-TM- product line and granted to SuperGen an irrevocable, exclusive, worldwide, perpetual and royalty-free license to use the licensed know-how and any other intellectual property owned or licensed by Aldorr related to the Surface Safe-TM- product line. Aldorr will provide technology transfer assistance over a brief transitional period and has agreed not to compete with the Company in this marketplace for a period of five years. SuperGen also obtained a customer list from Aldorr, Inc. The aggregate value of the 79,546 shares of unregistered SuperGen common stock paid to Aldorr, Inc. was estimated to be $1,040,000, and was allocated to the covenant not to compete, the customer list, trademark, and the developed technology based on estimated fair values on the acquisition date. The recorded assets will be amortized over five years.

NOTE 5.  STOCKHOLDERS' EQUITY

    On August 9, 1999, we issued 463,600 shares of registered common stock to an institutional investor. As part of this transaction we also issued to the investor three-year warrants to purchase 231,800 shares of common stock at a price of $18.00 per share and granted registration rights in connection with these warrants. As partial compensation to the placement agent, we issued 25,498 five-year warrants to purchase unregistered common stock at $18.00 per share. After deducting $414,000 in commissions and fees from the gross proceeds of $7,520,000, the net proceeds from this transaction totaled $7,106,000.

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)

    On September 1, 1999, we issued 561,000 shares of unregistered common stock to an institutional investor. As part of this transaction we also issued to the investor three-year warrants to purchase 336,600 shares of our common stock at a price of $20.00 per share. As partial compensation to the placement agent, we issued 30,855 five-year warrants to purchase unregistered common stock at $20.00 per share. After deducting $500,000 in commissions and fees from the gross proceeds of $9,099,000, the net proceeds from this transaction totaled $8,599,000.

    On September 17, 1999, we issued 469,819 shares of unregistered common stock to a group of institutional investors. As part of this transaction we also issued to the investors three-year warrants to purchase 140,946 shares of our common stock at a price of $22.50 per share. Additionally, the investors were issued two-year warrants to purchase an aggregate of 140,946 shares of our common stock, with 46,981, 46,981 and 46,984 warrants having exercise prices of $30, $45 and $60 per share, respectively. As partial compensation to the placement agent, we issued five-year warrants to purchase 26,161 shares of our common stock at $22.075 per share. After deducting $495,000 in commissions and fees from the gross proceeds of $8,250,000, the net proceeds from this transaction totaled $7,755,000.

    On September 27, 1999, we issued 64,243 shares of unregistered common stock to an institutional investor. As part of this transaction we also issued three-year warrants to purchase 19,273 shares of our common stock at a price of $22.1875 per share. Additionally, the investor was issued two-year warrants to purchase an aggregate of 19,273 shares of our common stock, with 6,244, 6,244 and 6,245 warrants having exercise prices of $30, $45 and $60 per share, respectively. As partial compensation to the placement agent, we issued five-year warrants to purchase 3,975 shares of our common stock at $22.01 per share. After deducting $75,000 in commissions and fees from the gross proceeds of $1,250,000, the net proceeds from this transaction totaled $1,175,000.

    The stock issuance transactions noted above reflected discounts to the market price of our stock at the transaction dates. These discounts resulted from prior discussions with the investors and the selling prices per share were based on a negotiated average market price. We believe that the selling prices were reasonable in light of the volatility of our stock price, the magnitude of the transactions, and our capital needs.

NOTE 6.  COMPREHENSIVE LOSS

    For the three months ended September 30, 1999 and 1998, total comprehensive losses amounted to $18,221,000 and $4,257,000, respectively. For the nine months ended September 30, 1999 and 1998, total comprehensive losses amounted to $28,358,000 and $11,218,000, respectively.

NOTE 7.  BASIC NET LOSS PER SHARE

    We compute basic net loss per share by dividing our net loss by the weighted average number of shares outstanding during each period. The exercise of options and warrants is not assumed since the result would be antidilutive.

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

NOTE 8.  RELATED PARTY TRANSACTION

    In September 1999, the Company and Tako Ventures, LLC ("Tako"), an investment entity controlled by a director of the Company, agreed to terminate a promissory note entered into earlier in the year thereby releasing any security interest that Tako had in the assets of the Company. In connection with the original transaction, the Company issued Tako a warrant to acquire unregistered common stock of the Company. The value of this warrant was calculated to be $2 million and recorded as a Prepaid Loan Commitment Fee. The Company was amortizing this non-cash charge to operations through December 1999. The termination of the note accelerates the amortization of the remaining loan commitment fee of $1,304,000 into the quarter ended September 30, 1999.

NOTE 9.  SUBSEQUENT EVENT

    In November 1999, the Company and the Stehlin Foundation for Cancer Research ("Stehlin") entered into an amendment to their License Agreement dated
September 3, 1997. Pursuant to this amendment, the required aggregate payments to Stehlin for funded research will be increased to $9.6 million. Additionally, the amendment modifies: (i) the requirements related to the payment of cash or stock upon the achievement of specified regulatory and marketing milestones, and
(ii) royalties on product sales.

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

    - ANTICIPATING THE MARKET OPPORTUNITIES FOR OUR EXTRA AND PROPRIETARY PRODUCTS,

    - MARKETING CURRENT AND PROPOSED PRODUCTS TO HOSPITAL BUYING GROUPS AND OTHERS,

    - DEVELOPING PARTNERSHIP RELATIONSHIPS,

    - INCURRING OPERATING EXPENSES AND LOSSES AND REQUIRING ADDITIONAL CAPITAL.

    ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A VARIETY OF FACTORS, INCLUDING THOSE SET FORTH UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-FACTORS AFFECTING FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT.

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

    We are focusing our existing and proposed commercialization efforts on Nipent-Registered Trademark-, Mitomycin and rubitecan (formerly known as RFS
2000).

    We are currently marketing Nipent-Registered Trademark- in the United States for the treatment of hairy cell leukemia. We are also conducting clinical trials of Nipent-Registered Trademark- to seek FDA approval to expand its use for the treatment of additional forms of leukemia.

    In April 1998, we received FDA approval to market the generic drug mitomycin for injection. Mitomycin, originally developed and marketed by Bristol-Myers Squibb under the trade name Mutamycin-Registered Trademark-, is approved in the United States for the treatment of adenocarcinoma of the stomach and pancreas in combination with other approved chemotherapeutics. We began to sell mitomycin in June 1998.

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

    In August 1999, we completed our acquisition of Sparta
Pharmaceuticals, Inc., a biopharmaceutical company engaged in developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases, and inflammation. Product candidates included in Sparta's portfolio include:

    - 5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone-based prodrug that is converted to 5-FU, or 5-fluorouracil by the liver.

    - PZG, a drug candidate with potential utility in treating:
      hypertriglyceridemia (a lipid disorder) that is unrelated to diabetes; obesity; hypertension; the uremia of renal failure; and Syndrome X.

    - Spartaject-TM- Drug Delivery Technology, a drug delivery system that accommodates poorly water soluble and water insoluble compounds by encapsulating them with a fatty (phospholipid) layer.

    In September 1999, we acquired the worldwide rights to decitabine, a chemotherapeutic agent owned by Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals. Decitabine, which has received "orphan drug" status from the FDA, is currently in clinical testing for acute leukemias and other hematological malignancies. Each year, over 50,000 new cases of acute leukemias and hematological malignancies are reported in the United States. The FDA has not granted marketing approval to use decitabine for the treatment of any disease.

    In July 1999, we acquired the Surface Safe-TM- product line from Aldorr Inc., a medical technology development company. Surface Safe-TM-is a two-step towelette disposable cleaning system used to decontaminate work surfaces where chemotherapeutic preparation is conducted. The first towelette contains chemicals recommended by both the Centers for Disease Control (CDC) and the Occupational Safety and Health Administration (OSHA) to clean work surfaces. The second towelette is used to deactivate the chemicals used in the first towelette, in order to prevent damage to work surfaces through its potent oxidizing process. Aldorr assigned to SuperGen patents and trademarks related to the Surface Safe-TM- product line and granted to SuperGen an irrevocable, exclusive, worldwide, perpetual and royalty-free license to use the licensed know-how and any other intellectual property owned or licensed by Aldorr related to the Surface Safe-TM- product line. Aldorr will provide technology transfer assistance over a brief transitional period and has agreed not to compete with us in this marketplace for a period of five years. SuperGen also obtained a customer list from Aldorr, Inc. The target market for this product includes hospital pharmacies and cancer centers nationwide, and will be sold to these establishments by our direct sales force.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

    Net sales were $736,000 in the third quarter of 1999 compared to $537,000 in the third quarter of 1998. The increase was due to higher sales volumes of Nipent-Registered Trademark- and to a lesser extent, to sales of mitomycin, which commenced in June 1998. Sales of chemotherapy drugs tend to decrease over the summer months. Gross margins were 82% in 1999 compared to (38)% in 1998. In 1998, margins on sales of Nipent-Registered Trademark- were adversely affected by a $253,000 charge to cost of sales for manufacturing capacity costs and lower unit selling prices for sales outside North America. We are in the early stages of Nipent-Registered Trademark-sales and manufacturing and current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses in the third quarter of 1999 were $3,934,000 compared to $2,592,000 in the same period in 1998. The increased expense was primarily due to increased manufacturing costs, increased clinical trial expenditures for rubitecan and Nipent-Registered Trademark-, and the corresponding increase in the research and development staff.

    Sales and marketing expenses were $1,774,000 in the third quarter of 1999 compared to $738,000 in the same period in 1998. This change was primarily due to increased expenditures to support Nipent-Registered Trademark- sales, including promotional materials, trades shows, and speakers programs, as well as the costs associated with the expansion of our sales and professional services staffs.

    General and administrative expenses were $1,198,000 in the third quarter of 1999, compared to $947,000 in the same period in 1998. The increase was due primarily to increased expenditures for investor relations and legal services.

    Acquisition of in-process research and development amounted to $10,850,000 in the third quarter of 1999. Of this non-cash charge, $7,450,000 related to drug candidates under development by Sparta at the time of its acquisition and $3,400,000 related to the license of decitabine from Pharmachemie.

    In September 1999, the Company and Tako Ventures, LLC ("Tako"), an investment entity controlled by a director of the Company, agreed to terminate a promissory note entered into earlier in the year thereby releasing any security interest that Tako had in the assets of the Company. In connection with the original transaction, we issued Tako a warrant to acquire unregistered common stock of the Company. The value of this warrant was calculated to be $2 million and recorded as a Prepaid Loan Commitment Fee. The Company was amortizing this non-cash charge to operations through December 1999. The termination of the note accelerates the amortization of the remaining loan commitment fee of $1,304,000 into the quarter ended September 30, 1999.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1998

    Net sales were $3,076,000 in the first nine months of 1999 compared to $2,089,000 in the same period in 1998. The increase was due to higher sales volumes of Nipent-Registered Trademark- and to a lesser extent, to sales of mitomycin, which commenced in June 1998. Gross margins were 57% in 1999 compared to 36% in 1998. The increase in gross margin was due primarily to a larger percentage of Nipent-Registered Trademark- units sold in 1998 at a lower unit selling price under a supply agreement for sales outside North America and a $253,000 charge in 1998 to cost of sales for manufacturing capacity costs. We are in the early stages of Nipent-Registered Trademark- sales and manufacturing and current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses in the first nine months of 1999 were $10,730,000 compared to $7,630,000 in the same period in 1998. The increased expense was primarily due to increased manufacturing costs, increased clinical trial expenditures for rubitecan and Nipent-Registered Trademark-, and the corresponding increase in the research and development staff.

    Sales and marketing expenses were $4,239,000 in the first nine months of 1999 compared to $2,185,000 in the same period in 1998. The increase was primarily due to increased expenditures to support Nipent-Registered Trademark-sales, including promotional materials, trades shows, and speakers programs, as well as the costs associated with the expansion of our sales and professional services staffs.

    General and administrative expenses were $2,838,000 in the first nine months of 1999, compared to $2,885,000 in the same period in 1998. The decline was due a reduction in consulting fees, offset by increased expenditures for investor relations and legal services.

    Acquisition of in-process research and development amounted to $10,850,000 in the first nine months of 1999. Of this non-cash charge, $7,450,000 related to drug candidates under development by Sparta at the time of its acquisition and $3,400,000 related to the license of decitabine from Pharmachemie.

    In September 1999, the Company and Tako agreed to terminate a promissory note entered into earlier in the year thereby releasing any security interest that Tako had in the assets of the Company. In connection with the original transaction, we issued Tako a warrant to acquire unregistered common stock of the Company. The Company calculated the value of the warrant to be $2 million and recorded this amount as a Prepaid Loan Commitment Fee. The Company was amortizing this non-cash charge to operations through December 1999. The termination of the note accelerates the amortization of the remaining loan commitment fee resulting in a total non-cash charge of $2 million for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable securities totaled $32.9 million at September 30, 1999 compared to $11.9 million at December 31, 1998.

    During the fiscal third quarter, we raised $24.6 million in cash through the private placement of our common stock with institutional investors. This increased the total cash raised in private placements to $36.5 million for the nine months ended September 30, 1999. To date, we have relied on external financings to provide the capital necessary to fund the operations of the Company. We believe that the need for additional funding will increase in the future and that the continued ability to raise additional funds from external sources will be critical to the success of the Company.

    The net cash used in operating activities of $16.0 million in the first nine months of 1999 primarily reflected the net loss for the period of $28.4 million, offset by non-cash charges of approximately $14.1 million related to the acquisition of in-process research and development, amortization of prepaid loan commitment fees, and charges related to stock options and warrants granted to non-employees.

    We believe that our current cash, cash equivalents, and investments in debt securities will satisfy our cash requirements at least through December 31, 2000. Our primary planned uses of cash during that period are:

    - Funding operations;

    - Conducting clinical testing of rubitecan, Nipent-Registered Trademark- and other product candidates;

    - Marketing for expanded indications for Nipent-Registered Trademark- that may be developed; and

    - Continuing other research and development programs.

    As of September 20, 1999, the closing bid price of our common stock for the preceding twenty consecutive trading days exceeded $18.00 per share. Under the terms of the Warrant Agreement, dated March 12, 1996, between us and ChaseMellon Shareholder Services LLC (the successor to First Interstate Bank of California), on September 20, 1999 we were entitled to give notice of the redemption of warrants issued under the Warrant Agreement (the "Warrants") that are outstanding at a time at least thirty days from the date of our redemption notice. Accordingly, on September 20, 1999 we gave notice to all Warrant holders and to ChaseMellon Shareholder Services LLC that we will redeem all outstanding Warrants on April 16, 2000. All rights of Warrant holders other than the right to receive the redemption price per Warrant equal to $0.25 per Warrant will terminate from and after April 16, 2000. Based on the number of Warrants outstanding on November 3, 1999, the exercise of the outstanding Warrants could result in an additional $34.0 million in cash for the Company and the issuance of an additional 3,785,917 shares of common stock. See "The Redemption of Our Outstanding Public Warrants May Cause the Price of Our Common Stock to Fall and May Result in Dilution."

    During the third quarter, we terminated a promissory note that provided up to $5 million in available capital to the Company. The termination of the promissory note eliminated any security interest in the assets of the Company available to the note holder.

    During the third quarter, we acquired a number of product candidates in clinical trials through our acquisition of Sparta Pharmaceuticals, Inc. and our acquisition of decitabine from Pharmachemie. These product candidates will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. The pace at which we develop these product candidates will be constrained by availability of the human and financial resources necessary to complete the regulatory process.

    We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital in 2000.

    We may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. We may not be able to obtain additional funds on acceptable terms, if at all. See "We Will Need Additional Funding Which May Not Be Readily Available."

ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT AND RELATED ASSETS

SPARTA DRUG CANDIDATES

    In August 1999, we completed our acquisition of Sparta
Pharmaceuticals, Inc., a biopharmaceutical company engaged in developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases, and inflammation.

    Approximately $7,450,000 of the purchase price was allocated to acquired in-process research and development ("IPR&D"). The Sparta research and development programs currently in process were valued as follows:

Oral anticancer drug for the treatment of breast, colorectal and other cancers (5-FP, a prodrug of 5-FU)...............  $3,430,000
Chronic metabolic disease drug (PZG)........................   1,380,000
SPARTAJECT method for the delivery of certain anti-cancer
  compounds.................................................   2,640,000
                                                              ----------
                                                              $7,450,000
                                                              ==========

    - 5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone-based prodrug that is converted to 5-FU, or 5-fluorouracil by the liver. Prodrug technology involves administering an inactive compound, known as a prodrug, which is absorbed in the digestive tract and is converted to an active agent in the liver by a localized enzyme. We estimate that the remaining research and development efforts will total more than $6 million over the next several years and that activities necessary to obtain regulatory approval could be completed and revenues begin to accrue to the Company with the projected introduction of a product in 2003.

    - Animal studies and early clinical studies of PZG suggest that it may help to control the blood sugar and lipid abnormalities of diabetes. In addition, the pre-clinical and clinical studies of PZG suggest that the drug may have utility in treating: hypertriglyceridemia (a lipid disorder) that is unrelated to diabetes; obesity; hypertension; the uremia of renal failure; and Syndrome X. We estimate that the remaining research and development efforts could total more than $30 million over the next several years and that activities necessary to obtain regulatory approval could be completed and revenues begin to accrue to the Company with the projected introduction of a product in 2005.

    - Spartaject-TM- Drug Delivery Technology is a drug delivery system that accommodates poorly water soluble and water insoluble compounds by encapsulating them with a fatty (phospholipid) layer. Currently, there are ongoing clinical trials applying the Spartaject-TM- Drug Delivery Technology to busulfan for use in bone marrow ablation and for the treatment of neoplastic meningitis. We estimate that remaining research and development efforts could total more than $8 million over the next several years and that activities necessary to obtain regulatory approval could be completed and revenues begin to accrue to the Company with the projected introduction of a product in 2001.

DECITABINE

    In September 1999, we acquired the worldwide rights to decitabine, a chemotherapeutic agent owned by Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals. Decitabine, which has received "orphan drug" status from the U.S. Food and Drug Administration (the "FDA"), is currently in clinical testing for acute leukemias and other hematological malignancies. Each year, over 50,000 new cases of acute leukemias and hematological malignancies are reported in the United States. The FDA has not granted marketing approval to use decitabine for the treatment of any disease.

    The acquisition involved an exchange of 171,123 shares of unregistered SuperGen common stock valued at $3,400,000, which we charged to IPR&D. In assigning the purchase price to IPR&D, we considered, among other factors, our intentions for the future use of the acquired project, its stage of completion, the lack of alternative future uses of the technology, and that no other tangible or intangible assets were acquired. We believe decitabine has a unique mechanism of action that may demonstrate its effectiveness in acute leukemias and other hematological malignancies. We currently estimate that the completion of the clinical trials and submission to the FDA of a New Drug Application could occur in 2002 and the approximate research and development costs to complete those processes will total $6 to $8 million. Revenues could begin with the introduction of a product in 2002.

FACTORS CONSIDERED WHEN EVALUATING IPR&D

    Acquired in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to acquired in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. Accordingly, the Company recorded a non-recurring charge for this acquired in-process research and development at the date of acquisition.

    The nature of the efforts required to develop any of the acquired IPR&D into technologically feasible and commercially viable products principally relates to the successful performance of additional clinical trials. Though we currently expect that the acquired IPR&D will be successfully developed, commercial viability of these proposed products may never be achieved. See "Factors Affecting Future Operating Results" for further information on the risks and uncertainties associated with the drug development and approval process, the consequences of failure to complete or untimely completion, and other risks associated with the completion of the above and other IPR&D projects.

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

    WE HAVE INCURRED LOSSES AND MAY NEVER ACHIEVE SIGNIFICANT REVENUES OR PROFITABLE OPERATIONS. We have incurred cumulative losses of $84.3 million from our inception through September 30, 1999. These losses included non-cash charges of $18.4 million for the acquisition of in-process research and development. We have not achieved profitability and expect to continue to incur substantial operating losses at least through 2000. Substantially all of our revenues have come from sales of Nipent-Registered Trademark-, and we expect this trend to continue for some time. Nipent-Registered Trademark- revenues were $2.8 million in the first nine months of 1999, $2.7 million in 1998, $1.5 million in 1997 and $225,000 in 1996. All of these revenues resulted from commercial sales. We will need to successfully market Nipent-Registered Trademark- for other indications and bring other proprietary products to market to become profitable. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

    We believe that our current cash, cash equivalents and marketable securities, will be adequate to fund operations and capital expenditures at least through December 31, 2000. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may receive funds from the sale of equity securities or the exercise of outstanding warrants and options to acquire common stock. However, those fundings may not occur, or if they occur, they may not be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share.

    THE REDEMPTION OF OUR OUTSTANDING PUBLIC WARRANTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FALL AND MAY RESULT IN DILUTION. On September 20, 1999, we issued a notice of redemption of the common stock warrants (the "Warrants") issued under the terms of the Warrant Agreement, dated March 12, 1996, between us and ChaseMellon Shareholder Services LLC (the successor to First Interstate Bank of California). The Warrants enable the holder to purchase shares of our common stock at a price of $9.00 per share. As of November 3, 1999, there were 3,785,917 Warrants outstanding. We will redeem any of the Warrants that are outstanding as of April 16, 2000 at a price of $0.25 per share. We expect that holders of Warrants will choose to exercise the Warrants rather than have them redeemed if the price of our common stock trades above $9.00 per share during the period immediately preceding April 16, 2000. Our issuance of common stock at a price of $9.00 per share may result in dilution to other holders of common stock and may cause the price of our common stock to fall. In addition, if the price of our common stock for the thirty day trading period following April 16, 2000 is less than $19.46, we may be required to issue additional shares of common stock to investors that bought our common stock in privately negotiated transactions in September 1999. Any such issuance would have a minor dilutive effect on holders of our common stock.

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

IMPACT OF THE YEAR 2000 ISSUE

    As is more fully described in our annual report on Form 10-K, we converted to new accounting software in 1998 and that software properly recognizes dates beyond December 31, 1999. Our assessment of the risks associated with Year 2000 are unchanged from that described in the 1998 annual report. We are in the final stages of completing our contingency plan to address a worst case Year 2000 scenario which we intend to complete before December 31, 1999. We have received assurances from our major business partners that their systems involving invoicing and shipping, inventory production, and clinical trial documentation are Year 2000 compliant.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Due to the short-term nature of our interest bearing assets, we believe that our exposure to interest rate market risk is not significant.

                                 SUPERGEN, INC.
                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    On August 9, 1999, we issued 463,600 shares of registered common stock to the SMALLCAP World Fund, Inc. ("SMALLCAP"), an institutional investor. As part of this transaction, we also issued to the investor three-year warrants to purchase 231,800 shares of our common stock at a price of $18.00 per share and granted registration rights in connection with these warrants. As partial compensation to the placement agent, we issued 25,498 five-year warrants to purchase unregistered common stock at $18.00 per share. After deducting $414,000 in commissions and fees from the gross proceeds of $7,520,000, the net proceeds from this transaction totaled $7,106,000.

    On September 1, 1999, we issued 561,000 shares of unregistered common stock to SMALLCAP. As part of this transaction, we also issued to the investor three-year warrants to purchase 336,600 shares of our common stock at a price of $20.00 per share. As partial compensation to the placement agent, we issued to the placement agent 30,855 five-year warrants to purchase unregistered common stock at $20.00 per share. After deducting $500,000 in commissions and fees from the gross proceeds of $9,099,000, the net proceeds from this transaction totaled $8,599,000.

    On September 17, 1999, we issued 469,819 shares of unregistered common stock to a group of institutional investors led by The Tail Wind Fund, Limited ("Tail Wind"). As part of this transaction, we also issued to the investors three-year warrants to purchase 140,946 shares of our common stock at a price of $22.50 per share. Additionally, the investors were issued two-year warrants to purchase an aggregate of 140,946 shares of our common stock, with 46,981, 46,981 and 46,984 warrants having exercise prices of $30, $45 and $60 per share, respectively. As partial compensation to the placement agent, we issued to the placement agent five-year warrants to purchase 26,161 shares of our common stock at $22.075 per share. After deducting $495,000 in commissions and fees from the gross proceeds of $8,250,000, the net proceeds from this transaction totaled $7,755,000.

    On September 27, 1999, we issued 64,243 shares of unregistered common stock to Tail Wind. As part of this transaction, we also issued three-year warrants to purchase 19,273 shares of our common stock at a price of $22.1875 per share. Additionally, the investor was issued two-year warrants to purchase an aggregate of 19,273 shares of our common stock, with 6,244, 6,244 and 6,245 warrants having exercise prices of $30, $45 and $60 per share, respectively. As partial compensation to the placement agent, we issued to the placement agent five-year warrants to purchase 3,975 shares of our common stock at $22.01 per share. After deducting $75,000 in commissions and fees from the gross proceeds of $1,250,000, the net proceeds from this transaction totaled $1,175,000.

    The Company and the institutional investors named above entered into purchase agreements for the aforementioned securities in reliance upon the exemption from securities registration afforded by the provisions of Regulation D, as promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. Under all of the purchase agreements, the Company was obligated to register the common stock sold (except in the case of the August 9, 1999 sale to SMALLCAP) and the common stock issuable upon exercise of most the warrants issued in connection with these financings. The Company fulfilled its registration obligations through the filing of a Registration Statement on Form S-3 on September 29, 1999.

    In July 1999, we issued 79,546 shares of unregistered SuperGen common stock valued at $1,040,000 to Aldorr, Inc. in exchange for the Surface Safe-TM-product line.

    In September 1999, we issued 171,123 shares of unregistered SuperGen common stock valued at $3,400,000, to Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals, in exchange for the worldwide rights to decitabine, a chemotherapeutic agent.

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

    We paid total expenses of $2,615,000 in connection with the IPO, consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000. The net proceeds from the IPO through September 30, 1999, including subsequent exercises of warrants to purchase common stock, were $23,694,000.

    From March 13, 1996, the effective date of the registration statement, to September 30, 1999, (the Company's fiscal 1999 third quarter end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities..............  $ 1,246,000
Purchase and installation of machinery and equipment........      295,000
Purchase of real estate.....................................      744,000
Working capital used in operations..........................   17,132,000
Repurchase of common stock..................................    3,557,000
Purchase of equity investment...............................      500,000
Acquisition of developed technology.........................      220,000

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

    As of September 20, 1999, the closing bid price of SuperGen, Inc. common stock for the preceding twenty consecutive trading days exceeded $18.00 per share. Under the terms of the Warrant Agreement, dated March 12, 1996, between us and ChaseMellon Shareholder Services LLC (the successor to First Interstate Bank of California), on September 20, 1999 we were entitled to give notice of the redemption of warrants issued under the Warrant Agreement (the "Warrants") that are outstanding at a time at least thirty days from the date of our redemption notice. Accordingly, on September 20, 1999 we gave notice to all Warrant holders and to ChaseMellon Shareholder Services LLC that we will redeem all outstanding Warrants on April 16, 2000. All rights of Warrant holders other than the right to receive the redemption price per Warrant equal to $0.25 per Warrant will terminate from and after April 16, 2000. Our providing notice of the redemption of the Warrants does not preclude the earlier exercise of a Warrant by a Warrant holder as permitted under the terms of the Warrant Agreement. The Warrants are listed for trading on the Nasdaq National Market under the symbol "SUPGW."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit No.

               10.1*            Know-How Transfer and Cooperation Agreement dated
                                  September 10, 1999 Between the Registrant and Pharmachemie
                                  B.V.

               10.2             Agreement To Terminate and Release of Collateral dated
                                  September 30, 1999 between the Registrant and Tako
                                  Ventures, LLC.

               27.1             Financial Data Schedule--electronic filing only.

                                * Confidential treatment has been requested.

    (b) The following report was filed on Form 8-K during the quarter for which this report is filed.

       On August 26, 1999, the Company filed a report on Form 8-K describing its acquisition of Sparta Pharmaceuticals, Inc. on August 12, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUPERGEN, INC.

Date: November 15, 1999                                By:             /s/ JOSEPH RUBINFELD
                                                            -----------------------------------------
                                                                     Joseph Rubinfeld, Ph.D.
                                                               CHIEF EXECUTIVE OFFICER, PRESIDENT,
                                                            AND DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

Date: November 15, 1999                                By:             /s/ RONALD H. SPAIR
                                                            -----------------------------------------
                                                                         Ronald H. Spair
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)