Form 10-K
period 1999-12-31
SUPERGEN INC
filed 2000-03-16
CIK 919722

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                COMMON STOCK PURCHASE WARRANTS ($9.00 PER SHARE)
               COMMON STOCK PURCHASE WARRANTS ($18.18 PER SHARE)

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 7, 2000) was approximately $1,711,945,000. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 7, 2000 was 28,275,506.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12, and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SUPERGEN, INC.
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                               --------
PART I

  Item 1.        Business....................................................         1

  Item 2.        Properties..................................................        16

  Item 3.        Legal Proceedings...........................................        16

  Item 4.        Submission of Matters to a Vote of Security Holders.........        16

PART II

  Item 5.        Market for Registrant's Common Equity and Related                   17
                   Stockholder Matters.......................................

  Item 6.        Selected Financial Data.....................................        19

  Item 7.        Management's Discussion and Analysis of Financial Condition         20
                   and Results of Operations.................................

  Item 7A.       Quantitative and Qualitative Disclosures of Market Risk.....        34

  Item 8.        Financial Statements and Supplementary Data.................        34

  Item 9.        Changes in and Disagreements with Accountants on Accounting         34
                   and Financial Disclosure..................................

PART III

  Item 10.       Directors and Officers of the Registrant....................        34

  Item 11.       Executive Compensation......................................        34

  Item 12.       Security Ownership of Certain Beneficial Owners and                 34
                   Management................................................

  Item 13.       Certain Relationships and Related Transactions..............        34

PART IV

  Item 14        Exhibits, Financial Statement Schedules, and Reports on             35
                   Form 8-K..................................................

SIGNATURES...................................................................       S-1

                                     PART I

ITEM 1.  BUSINESS

    OUR DISCLOSURE AND ANALYSIS IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS PROVIDE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED CLINICAL TRIALS, PROSPECTIVE PRODUCTS OR PRODUCT APPROVALS, SALES EFFORTS, AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC. ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. INACCURATE ASSUMPTIONS WE MIGHT MAKE AND KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES CAN AFFECT OUR FORWARD-LOOKING STATEMENTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED AND OUR ACTUAL RESULTS MAY DIFFER MATERIALLY.

    WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. YOU ARE ADVISED, HOWEVER, TO CONSULT ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR QUARTERLY REPORTS ON FORM 10-Q, CURRENT REPORTS ON FORM 8-K AND ANNUAL REPORTS ON FORM 10-K. ALSO NOTE THAT WE PROVIDE A CAUTIONARY DISCUSSION OF RISKS, UNCERTAINTIES AND POSSIBLY INACCURATE ASSUMPTIONS RELEVANT TO OUR BUSINESS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS AFFECTING FUTURE OPERATING RESULTS" IN THIS REPORT. THESE ARE RISKS THAT WE THINK COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM EXPECTED AND HISTORICAL RESULTS. OTHER RISKS BESIDES THOSE LISTED IN THIS REPORT COULD ALSO ADVERSELY AFFECT US.

OVERVIEW

    We are an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of oncology therapies for solid tumors and hematological malignancies. We seek to minimize the time, expense and technical risk associated with drug commercialization by identifying and acquiring pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery.

STRATEGY

    Our primary objective is to become a leading supplier of oncology therapies for solid tumors and hematological malignancies. Key elements of our strategy include:

    - LICENSING OR BUYING RIGHTS TO LEAD COMPOUNDS RATHER THAN ENGAGING IN PURE DISCOVERY RESEARCH. We identify and seek to license or buy rights to products or compounds that are typically in human clinical development. We then seek to enhance and complete the product development and bring the product to market. We believe that our approach minimizes the significant financial investment required by pure discovery research and reduces the risk of failure in developing a commercially viable product.

    - CAPITALIZING ON OUR EXISTING CLINICAL EXPERTISE TO MAXIMIZE THE COMMERCIAL VALUE OF OUR PRODUCTS. We intend to retain significant participation in the commercialization of our proprietary products by funding and undertaking human clinical development ourselves. We believe this will allow us to maximize the commercial value of our products by either directly marketing our products or licensing the products on more favorable terms than would be available earlier in the development cycle. Our management and clinical staff have significant experience in developing oncology therapies and bringing products to market.

    - UTILIZING TECHNOLOGIES TO DEVELOP PRODUCTS FOR IMPROVED DELIVERY AND ADMINISTRATION OF EXISTING COMPOUNDS. We are focused on the application of our technologies to the development of improved formulations of existing anticancer agents, which will be marketed as brand name pharmaceuticals. We believe that incorporating our technologies with these compounds will result in products with improved delivery and/or administration. The development of these products is subject to the New Drug Application, or NDA, approval process.

    - EXPANDING THE SCOPE OF OUR DEVELOPMENT EFFORTS IN ONCOLOGY. We are implementing a strategy to commercialize oncology products in a number of therapies, such as immunotherapies and vaccines, photodynamic therapy and biotechnology-based drugs, and other areas, such as diagnostic agents and prophylaxis.

PRODUCTS AND PRODUCTS IN DEVELOPMENT

    The following table outlines our products and products in development, their indication or intended use, their therapeutic category and their regulatory status:

COMPOUND             INDICATION OR INTENDED USE            THERAPEUTIC CATEGORY    REGULATORY STATUS
--------             --------------------------            --------------------    -----------------
Rubitecan            Pancreatic cancer                     Cancer                  Phase III
                     Myelodysplastic syndromes/Chronic     Cancer                  Phase II
                       myelo-monocytic leukemia
                     Various other solid tumor cancers     Cancer                  Phase II

Nipent               Hairy cell leukemia                   Cancer                  Approved
                     Cutaneous T-cell lymphoma/            Cancer                  Phase II
                       Percutaneous T-cell lymphoma
                     Chronic lymphocytic leukemia          Cancer                  Phase II
                     Low grade non-Hodgkin's, lymphoma     Cancer                  Phase II
                     Graft-versus-host disease             Immunological           Phase I
                     Rheumatoid arthritis                  Immunological           Phase I

Decitabine           Myelodysplastic syndromes             Cancer                  Phase II
                     Acute myeloid leukemia/Chronic        Cancer                  Phase II
                       myeloid leukemia
                     Non-small cell lung cancer            Cancer                  Phase I/II
                     Sickle cell anemia                    Hematological           Phase I

RF1010               Anemia                                Hematological           Phase II

RF1051               Diabetes/Obesity                      Metabolic               Phase II

PZG                  Diabetes                              Metabolic               Phase II

ONCOLOGY PRODUCTS AND PRODUCTS IN DEVELOPMENT

    RUBITECAN

    Rubitecan is an oral chemotherapy compound in the camptothecin class which we licensed from the Stehlin Foundation for Cancer Research in 1997. Rubitecan is a second-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. We believe that rubitecan may have significant advantages over many existing anticancer drugs, including oral dosing and a superior side effect profile. In particular, we believe that the compound causes significantly less inhibition of bone marrow function, due in part to its dosing schedule, which provides for a cycle of five days of administration followed by two days of recovery. In clinical trials, the observed side effects are mild to moderate hematological toxicities, low-grade cystitis, infrequent and mild hair loss and gastrointestinal disorders. Finally, as an oral drug that can be taken at home, rubitecan may provide patients with additional convenience and improved quality of life, and may reduce healthcare costs. We believe that rubitecan is a platform drug for leadership in the treatment of a broad array of solid tumors and hematological malignancies. We are seeking rapid development of rubitecan and hope to obtain expedited review by the FDA of the drug for pancreatic cancer, for which there are limited treatment options. In addition to patent protection, we have orphan drug designation for this disease which may provide us with seven years of marketing exclusivity in the United States after FDA approval.

    PANCREATIC CANCER

    Pancreatic cancer is associated with high patient mortality, causing more than 75,000 deaths annually in the United States and Europe. It is the fourth leading cause of death by cancer in the United States with an average survival time of four to five months following diagnosis. The current therapeutic treatment options most commonly used to treat pancreatic cancer include 5-fluorouracil, or 5-FU, and Gemzar.

    Results of a Phase II clinical trial conducted by the Stehlin Foundation using rubitecan for treatment of pancreatic cancer indicate a favorable comparison with historical treatment options in terms of quality of life, survival data and tumor size reduction. The results of this Phase II trial suggest that the median survival in the 60 evaluable patients who took at least the required minimum eight week course of therapy was nearly nine months, markedly greater than the average survival time of four to five months under historical treatment methods. Overall, previously untreated patients who used rubitecan survived much longer than those patients treated with Gemzar.

    We are evaluating rubitecan in three separate stand-alone pivotal Phase III clinical trials for pancreatic cancer. The trials are randomized, unblinded studies being conducted in approximately 200 centers and are designed to include up to 1,800 patients. The primary endpoint of these trials is survival. We commenced these trials in November 1998 and we have over 700 patients currently enrolled. If any one of these trials is successful, we anticipate filing an NDA with the FDA by early 2001. The protocols are outlined as follows:

                         PROTOCOLS                            MAXIMUM PATIENTS
------------------------------------------------------------  ----------------
Rubitecan or Gemzar in patients who have not undergone
  chemotherapy                                                      1,000
Rubitecan or 5-FU in patients who have failed Gemzar                  400
Rubitecan or other therapies in patients who have failed
  other prior therapies                                               400

    MYELODYSPLASTIC SYNDROMES

    Myelodysplastic syndromes, or MDS, are a group of conditions that have in common abnormalities in the blood-producing cells of the bone marrow. The conditions are fatal, although patients can live for several years after diagnosis. Treatment of patients with MDS has generally proven disappointing. The most common current treatment is management by supportive measures, such as blood transfusion, or the administration of antibiotics to fight infections. Hematopoietic growth factors also have been used to treat MDS.

    We are conducting a Phase II study at the M.D. Anderson Cancer Center enrolling patients with a diagnosis of MDS, as well as related conditions such as chronic myeloid leukemia, or CML, and chronic myelo-monocytic leukemia. We expect to enroll approximately 100 patients in this trial. Based on preliminary positive results from this study, we are finalizing the protocol of a randomized Phase III study comparing rubitecan to best supportive care. We expect to commence patient enrollment for this study in the second quarter of 2000. The principal endpoints will be response and clinical benefit. This planned Phase III trial is designed to secure approval for this indication.

    OTHER POTENTIAL INDICATIONS

    Studies have shown rubitecan to be active in more than 30 human and animal tumor models in indications such as breast, lung, colorectal, ovarian and prostate cancers. We are aggressively pursuing additional Phase II trials using rubitecan both as a single therapeutic agent and in combination with other anticancer agents in solid tumors and hematological malignancies. We intend to make available to physicians copies of peer-reviewed medical journal articles and other validated scientific information related to these trials. We believe this will provide physicians with more up-to-date product information and will better enable them to meet their patients' medical needs.

    In addition, we are currently conducting pilot studies using rubitecan in combination with other chemo-therapeutic agents. In studies to date, rubitecan has not exhibited any of the cardiac, pulmonary, hepatic or renal toxicities that limit the acute and/or chronic dosages of several chemotherapeutics. In addition, some early studies suggest rubitecan could be used to treat cancer on a chronic rather than acute basis.

    In December 1999, we entered into license and research agreements with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the agreements, we acquired worldwide rights to inhaled versions of formulations of camptothecins, including rubitecan. Phase I clinical studies with inhaled rubitecan for the treatment of lung cancer and pulmonary metastatic disease are currently underway at the M.D. Anderson Cancer Center and the Baylor College of Medicine.

    NIPENT

    Nipent, generically known as pentostatin, inhibits a key enzyme in the DNA synthesis process and results in cytotoxicity, primarily in lymphocytes. The specific mechanism differs from other chemotherapy agents, therefore making Nipent novel and unique. Nipent's preferential effect on lymphocytes, with little effect on other normal tissue, creates an interest in this product for the treatment of cancers of the lymphoid system and other hematologic cancers.

    HAIRY CELL LEUKEMIA

    We acquired Nipent from the Parke-Davis division of the Warner-Lambert Company in 1996 and we are selling this drug in the United States for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia. Warner-Lambert retained a worldwide, royalty-free license to sell Nipent but has agreed not to sell Nipent in North America through September 2006. In 1997, Warner-Lambert further agreed to buy Nipent from us for all of its sales outside the United States through at least October 2004. We are permitted to sell Nipent outside of North America for diseases other than cancer until September 2006, at which time we may sell the drug worldwide for any disease.

    OTHER INDICATIONS

    We believe that Nipent has a unique mechanism of action and Phase II trials indicate that it may have activity in a variety of other hematologic cancers. In oncology, we are pursuing treatments for lymphatic malignancies and disorders, such as cutaneous T-cell lymphoma, chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma and peripheral T-cell lymphoma. Nipent has received orphan drug designation by the FDA for use against cutaneous T-cell lymphoma and chronic lymphocytic leukemia. As with rubitecan, we are pursuing trials that will lead to peer reviewed articles indicating efficacy of Nipent in various leukemias.

    In addition, Nipent has shown activity in various autoimmune diseases, including graft-versus-host disease which is not responsive to standard therapies, and rheumatoid arthritis. We estimate the United States markets for both graft-versus-host disease and rheumatoid arthritis are larger than the market for Nipent's current applications. We are conducting Phase I clinical trials in both of these indications. If results from ongoing trials are consistent with previously completed trials, we intend to pursue development of Nipent for both of these diseases.

    DECITABINE

    Decitabine is an antimetabolite cytotoxic agent that we acquired from a subsidiary of Teva Pharmaceuticals in September 1999. Decitabine is a pyrimidine analog that has a mechanism of action that is unique from other chemically related compounds, such as gemcitabine and cytosine arabinoside. Decitabine's mechanism is related to DNA hypomethylation. Methylation of DNA is a major mechanism regulating gene expression. Researchers have determined that an increase in methylation of DNA results in blocking the activity of several genes that regulate cell division and differentiation, known as "suppressor genes." With suppressor genes blocked, cell division becomes unregulated, causing cancer. In studies researchers have demonstrated that decitabine reduces the methylation of DNA, leading to reexpression of suppressor genes and a resulting redifferentiation and maturation of the cancer cells back to normal. Researchers have also shown that decitabine treatment restores sensitivity of tumors to treatment by drugs such as cisplatin by reversing drug resistance.

    Researchers have shown decitabine to be effective in multiple Phase II trials in the United States and Europe for treating MDS, CML and acute myeloid leukemia. Based on positive results from these studies, we are finalizing the protocol of a randomized Phase III study comparing decitabine to best supportive care for MDS. We expect to commence patient enrollment for this study in 2000. The principal endpoints will be response and clinical benefit. This planned Phase III trial is designed to secure approval for this indication. Decitabine has received orphan drug designation from the FDA for MDS.

    In addition to MDS, clinical studies have shown that decitabine is effective in a variety of other hematological malignancies such as acute myeloid leukemia and CML. Preliminary results also suggest activity in solid tumors such as non-small cell lung cancer. Phase I clinical trials with decitabine are underway for this indication. Scientific data also suggests that decitabine may be applicable for treatment of non malignant diseases such as sickle cell anemia. Phase I clinical trials are underway for treatment of sickle cell anemia using decitabine.

NON-ONCOLOGY PROPRIETARY PRODUCTS

    We are developing certain non-oncology products, including RF 1010, RF 1051 and pyrazinoylguanidine, or PZG. RF 1010 is an analog of a naturally occurring human non-androgenic hormone. We have conducted Phase II trials using RF 1010 to treat various forms of anemia and neutropenia. These diseases destroy red and white blood cells and thereby weaken the immune system, leaving patients susceptible to infections that could result in serious illness or death.
RF 1051, which is a naturally occurring substance in humans, has applications for treatment of diabetes and obesity. Our Phase II trials have indicated that this proprietary oral drug may cause the body to store less fat or use more fat to produce energy. We have received orphan drug designation for RF 1051 in the treatment of Prader-Willi Syndrome, a type of genetic obesity. PZG is a product for treatment of Type II, or adult-onset, diabetes. Animal studies and early clinical studies of PZG suggest that it may help to control the blood sugar and lipid abnormalities of diabetes, and may have utility in treating a lipid disorder unrelated to diabetes called hypertriglyceridemia, obesity, hypertension and the uremia of renal failure. We recently initiated a small, well-defined and controlled Phase II study to characterize the hypoglycemic and lipid-lowering effects of PZG in Type II diabetics.

TECHNOLOGIES

    We are focused on the application of our technologies to the development of improved formulations of existing anticancer agents, which will be marketed as brand name pharmaceuticals. We believe that incorporating our technologies with these compounds will result in products with improved delivery and/or administration. The development of these products is subject to the NDA approval process.

EXTRA TECHNOLOGY

    We have developed several applications for our proprietary Extra technology. We believe this technology significantly improves the safety profile and handling characteristics of several anticancer drugs currently on the market. In March 1994, we acquired exclusive worldwide rights to the patented cyclodextrin technology used in our Extra technology from Janssen Biotech, N.V. and others.

    Many generic anticancer drugs are available only in a powder form that must be mixed into a solution before injection into a vein. If successful, our Extra technology will produce a ready-to-inject, stable solution that will ease administration and save time by eliminating the potentially dangerous mixing procedure. It could also provide safety benefits for those administering the dose by reducing their risk of exposure to the drug. Moreover, we believe that our ready-to-inject stable solutions may have a significantly longer shelf life at room temperature than the mixed solutions. In addition, many existing anticancer pharmaceuticals, including those under development by us, are potent toxins that can cause serious irreversible damage to a patient's muscle or skin should the drug accidentally leak during injection. We believe that our Extra technology may increase the safety of these existing anticancer drugs by shielding the tissue from the drug at the injection site. The drug is released upon circulation within the bloodstream. We believe that each of these features will result in our Extra products having a significant competitive advantage over their counterparts currently on the market.

    EXTRA PRODUCTS UNDER DEVELOPMENT

    We filed an NDA for Mito Extra, our Extra formulation of mitomycin, in December 1997, which was accepted by the FDA in February 1998. We are in the process of responding to an FDA request for additional formulation, manufacturing and clinical information. In addition, we are evaluating our Extra technology for additional applications of other generic anticancer agents as well as Nipent.

SPARTAJECT DRUG DELIVERY TECHNOLOGY

    Spartaject drug delivery technology is a drug delivery system that accommodates poorly water-soluble and water insoluble compounds by encapsulating them with a fatty layer, known as a phospholipid. The Spartaject technology involves coating particles of a drug that are of submicron or near micron size with a membrane-forming phospholipid layer, thereby permitting the creation of a suspension of the drug rather than a solution, and its intravenous injection without the use of potentially toxic solubilizing agents. As a result, the Spartaject technology may reduce toxicity created by other injectable forms of delivery and potentially increase efficacy by facilitating delivery of compounds whose prior intravenous delivery was impractical because of solubility-related formulation difficulties.

    SPARTAJECT PRODUCT UNDER DEVELOPMENT

    Busulfan is currently marketed in an oral dosage form by Glaxo
Wellcome Inc. It is frequently used "off-label" as a bone marrow ablating agent prior to bone marrow transplants. In 1998 we completed a Phase I clinical trial of Spartaject busulfan at each of Johns Hopkins Oncology Center and Duke University Medical Center. Additional Phase I clinical trials in pediatric bone marrow ablation and neoplastic meningitis were initiated at St. Jude's Children's Hospital and Duke University Medical Center.

ORAL PRODRUG DELIVERY TECHNOLOGY

    Oral prodrug delivery technology involves administering an inactive compound, known as a prodrug, which is absorbed in the digestive tract and is converted to an active agent in the liver by an enzyme located there. Oral prodrug delivery technology could potentially enable the oral delivery of drugs that are otherwise only used in an intravenous formulation. The resulting active compounds may pass through the systemic circulation and act at peripheral sites. We are applying the Oral prodrug delivery technology to compounds selected for their potential either to serve as oral delivery agents for systemically active chemotherapeutic or radiosensitizing drugs previously available only in intravenous form.

    ORAL PRODRUG DELIVERY PRODUCTS

    5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone based prodrug that is converted to 5-FU, or 5-fluorouracil, by the liver. 5-FU is currently sold generically only in an intravenous form. It is widely used in the treatment of breast, colorectal and other cancers. We have completed a Phase I trial with 5-FP and are evaluating strategies regarding its further clinical development.

    IPdR is a pyrimidinone based prodrug that converts into IUdR, a compound that has been under investigation by the National Cancer Institute, or NCI, in animals and humans as a potential agent to sensitize cancer cells to radiation. We were recently awarded a Phase II Small Business Innovation Research Grant by the NCI of up to approximately $750,000, which is designated to be used to bring IPdR into Phase I trials.

GENERIC ANTICANCER DRUGS

    As part of our Extra product development efforts we pursued development of generic versions of existing anticancer agents. To date we have received Abbreviated New Drug Application, or ANDA, approval for our generic mitomycin, which we are selling in the United States. We believe that the total estimated United States sales for generic anticancer products have decreased over the last few years due to increased competition. We also believe sales for these generics may continue to decrease as a result of competitive factors. These factors may include reductions in the per unit sales price, the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies. Therefore, we currently intend to limit our development of generic products to those that we feel either require minimal effort to submit an ANDA and obtain marketing clearance or that offer significant market opportunities.

STRATEGIC AND COLLABORATIVE RELATIONSHIPS

    We identify and license or buy rights to products or compounds that are typically in human clinical development. We then seek to enhance and complete the product development and bring the product to market internally or through collaborations with others. We have entered into a variety of strategic relationships and licensing agreements in pursuing our business. Some of our more significant relationships are as follows:

ABBOTT LABORATORIES

    In December 1999, we entered into agreements with Abbott under which Abbott will undertake to market and distribute our products and invest in shares of our common stock. One of the agreements covers the development, marketing and distribution of rubitecan. Under this agreement, we will co-promote rubitecan with Abbott within the United States and Abbott has exclusive rights to market rubitecan outside the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside of the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and to obtain regulatory approval of the product in the United States, Canada and the member states of the European Union. Abbott is responsible for obtaining regulatory approval of the product in the other countries in the world. We will retain responsibility for manufacturing, packaging, sterilization and labeling of the product and Abbott shall be the exclusive distributor of the product throughout the world.

    In addition, under the agreements Abbott will purchase shares of our common stock in an amount of up to $81.5 million in nine tranches over a period of time and will make certain other cash payments to us which, when aggregated with the equity investments, amount to approximately $150 million. The purchase price of the securities will be determined based on the market price of our common stock at the time of the purchase. Each equity investment and cash payment is tied to and conditioned upon the achievement of certain milestones based on, among other things, steps in the regulatory approval process both in the United States and other countries in the international territory, the launch of the product in particular territories and the target sales of the product. In January 2000 Abbott made a $26.5 million equity investment.

    We also granted Abbott an option to purchase up to 49% of the shares of our common stock outstanding at the time of the exercise. The exercise price of the option is $85 per share, and the option expires in March 2003. Abbott's ability to exercise the option is conditioned upon, among other things, the continued effectiveness of the worldwide distribution agreement for rubitecan-related products. In addition, Abbott has a right of first discussion with respect to our product portfolio and a right of first refusal to acquire us.

    We entered into a distribution agreement for Nipent in December 1999. Under the terms of the Nipent distribution agreement, Abbott will become the exclusive U.S. distributor for a period of five years. We retain U.S. marketing rights for Nipent. In January 2000, Abbott made a $5 million cash payment to us in connection with the granting of the exclusive distribution rights.

STEHLIN FOUNDATION FOR CANCER RESEARCH

    In September 1997 we licensed the exclusive worldwide royalty-bearing rights to rubitecan from the Stehlin Foundation for Cancer Research, a Houston, Texas based cancer research clinic. The Stehlin Foundation was established in 1969 by Dr. John S. Stehlin, Jr. M.D., a surgical oncologist, for the express purpose of conducting basic research that can be applied directly to improving the treatment of patients with cancer. All research is clinically oriented and conducted at the Stehlin Foundation's facility in Houston, Texas. In
November 1999 we amended our agreement with the Stehlin Foundation to broaden the definition of licensed compounds to include certain analogues of rubitecan. Under these agreements we are required to seek commercial applications for rubitecan. We are required to pay the Stehlin Foundation approximately
$10 million for research and must make cash royalty payments and cash or stock milestone payments to the Stehlin Foundation as we develop and commercialize rubitecan.

NEW DRUG DEVELOPMENT AND APPROVAL PROCESS

    Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

    The process for new drug approval has many steps, including:

    DRUG DISCOVERY. In the initial stages of drug discovery before a compound reaches the laboratory, tens of thousands of potential compounds are randomly screened for activity against an assay assumed to be predictive for particular disease targets. This drug discovery process can take several years. Once a company locates a "screening lead", or starting point for drug development, isolation and structural determination may begin. The development process results in numerous chemical modifications to the screening lead in an attempt to improve the drug properties of the lead. After a compound emerges from this process, the next steps are to conduct further preliminary studies on the mechanism of action, further in vitro, or test tube, screening against particular disease targets and finally, some in vivo, or animal, screening. If the compound passes these barriers, the toxic effects of the compound are analyzed by performing preliminary exploratory animal toxicology. If the results demonstrate acceptable levels of toxicity, the compound emerges from the basic research mode and moves into the preclinical phase.

    PRECLINICAL TESTING. During the preclinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests typically take approximately three and one-half years to complete, and must be conducted in compliance with Good Laboratory Practice, or GLP, regulations.

    INVESTIGATIONAL NEW DRUG APPLICATION. During the preclinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted in accordance with Good Clinical Practice, or GCP, regulations. In addition, an Institutional Review Board, or IRB, comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. The IRB also continues to monitor the study. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

    Some limited human clinical testing may be done under a Physician's IND in support of an IND application and prior to receiving an IND. A Physician's IND is an IND application that allows a single individual to conduct a clinical trial. A Physician's IND does not replace the more formal IND process, but can provide a preliminary indication as to whether further clinical trials are warranted, and can, on occasion, facilitate the more formal IND process.

    Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

    PHASE I CLINICAL TRIALS. After an IND becomes effective, Phase I human clinical trials can begin. These tests, involving usually between 20 and 80 healthy volunteers or patients, typically take approximately one year to complete. The tests study a drug's safety profile, and may include the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. Phase I/II trials are normally conducted for anticancer product candidates.

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

    NEW DRUG APPLICATION. After the completion of all three clinical trial phases, if there is substantial evidence that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often over 100,000 pages in length.

    The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

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

    ORPHAN DRUG DESIGNATION. The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Rubitecan has received orphan drug designation from the FDA.

    APPROVALS OUTSIDE OF THE UNITED STATES. Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

FDA MODERNIZATION ACT OF 1997

    The Food and Drug Administration Modernization Act of 1997, or FDAMA, was enacted, in part, to ensure the timely availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. FDAMA establishes a statutory program for the approval of "fast track products." The fast track provisions essentially codifies FDA's Accelerated Approval regulations for drugs and biologics. A "fast track product" is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a "fast track product" at any time during the clinical development of the product. FDAMA specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. Approval of an NDA for a fast track product can be based on an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a fast track product may be subject to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint, and prior review of copies of all promotional materials. If a preliminary review of the clinical data suggests efficacy, the FDA may initiate review of sections of an application for a "fast track product" before the application is complete. This "rolling review" is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the Prescription Drug User Fees Act time period does not begin until the complete application is submitted.

    We intend to seek fast track designation to secure expedited review of appropriate products. It is uncertain if fast track designation will be obtained. We cannot predict the ultimate impact, if any, of the new fast track process on the timing or likelihood of FDA approval of rubitecan or any of our other potential products.

    Physicians may prescribe drugs for uses that are not described in the product's labeling for uses that differ from those tested by us and approved by the FDA. Such "off-label" uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses, but a recent court decision now allows them to disseminate to physicians articles published in peer-reviewed journals, like THE NEW ENGLAND JOURNAL OF MEDICINE, that discuss off-label uses of approved products. To the extent allowed by law, we intend to disseminate peer-reviewed articles on our products to our physician customers.

EXTRA DRUG DEVELOPMENT

    Each Extra product candidate contains an active drug substance which has already been approved by the FDA and may already also have generic versions approved by the FDA. The excipient for the Extra technology has also been approved by the FDA in a non-oncology application. To gain approval to market, we must provide data to the FDA to support the safety, efficacy and quality of each Extra product, but these data may be more limited in scope and content than would be required for a new chemical entity. While extensive clinical trials may not be required, we will be required to provide clinical data that demonstrate that the administration of our Extra formulation results in the same presence of the drug in the body as that of the generic version, within clinically acceptable statistical guidelines. Overall, the data packages we will submit to the FDA for Extra product candidates may be smaller than a typical NDA and may take less time to review.

    We also expect that, after the safety and quality of the Extra technology have been adequately demonstrated to the FDA, future Extra submissions will be able to cross-refer to these data, further streamlining our submissions.

GENERIC DRUG DEVELOPMENT

    For certain drugs that are generic versions of previously approved products, there is an abbreviated FDA approval process. A sponsor may submit an Abbreviated Application for:

    - a drug product that is the "same" as the drug product listed in the approved drug product list published by the FDA (the "listed drug") with respect to active ingredient(s), route of administration, dosage form, strength and conditions of use recommended in the labeling;

    - a drug product that differs with regard to certain changes from a listed drug if the FDA has approved a petition from a prospective applicant permitting the submission of an Abbreviated Application for the changed product; and

    - a drug that is a duplicate of, or meets the monograph for, an approved antibiotic drug.

    An Abbreviated Application need not contain the clinical and preclinical data supporting the safety and effectiveness of the product. The applicant must instead demonstrate that the product is bioequivalent to the listed drug. FDA regulations define bioequivalence as the absence of a significant difference in the rate and the extent to which the active ingredient moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions in an appropriately designed study. If the approved generic drug is both bioequivalent and pharmaceutically equivalent to the listed drug, the agency may assign a code to the product in an FDA publication that will represent a determination by the agency that the product is therapeutically equivalent to the listed drug. This designation will be considered by third parties in determining whether the generic drug will be utilized as an alternative to the listed drug.

SALES AND MARKETING

    We currently have 18 employees focused on sales and marketing of our products to hospitals in the United States. The large majority of these hospitals are members of hospital buying groups. We have focused our efforts on selling generic products to these groups since they control a significant majority of the hospital business in the oncology and blood disorder pharmaceutical market. We also market our products, including Nipent, to private practice oncology clinics, oncology distributors and drug wholesalers. Oncologists/hematologists, oncology nurses and oncology pharmacists are included in each of these classes of customers.

    Since acceptance of our products from each buying group can be time consuming, there may be significant delays before we can win bids and generate sales revenue. However, we have taken significant steps toward product acceptance. A large number of these buying groups, including Premier Purchasing Partners, Novation, Kaiser Permanente, and the Department of Veteran Affairs, have given us approved vendor status. In addition, we have gained recognition as an approved vendor in each state that requires registration or licensing before bidding for those customers. We will continue to target these large buying groups and, as we attain market share, bid with other buying groups while seeking to minimize any price erosion that may occur.

    There are approximately 5,000 private practice oncologists/hematologists in the United States. These physicians usually purchase oncology products through distributors, with whom we have developed relationships. The four major oncology distributors in the United States are Oncology Therapeutic Network Joint Venture, L.P., Florida Infusion Services, Inc., National Specialty
Services, Inc. and Priority Healthcare Corporation. These distributors control approximately 60% of the private practice oncology clinics, which in turn represent approximately 30% of the oncology-related pharmaceutical market. We have taken significant steps in building relationships with these distributors, all of which distribute Nipent. Our sales force will also continue to target the important private practice oncology clinics within their assigned territories. We also sell to large drug wholesalers that supply hospitals and hospital buying groups.

    Our sales group is divided into three regions. Each region is headed by a manager with extensive industry experience who supervises specialty oncology sales representatives. We plan to expand our sales force upon receipt of additional approvals of our products under development. Our sales and marketing group conducts direct sales, sponsors speakers' programs, works with distributors, performs market research analysis, develops marketing strategies, creates and implements educational and promotional programs, establishes pricing and product advertising and maintains compliance with hospital and other buying groups.

MANUFACTURING

    We currently outsource manufacturing for all of our products to United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our bulk proprietary and generic compounds in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by outside laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs and conserve our resources.

    The FDA must issue marketing clearance and deem a manufacturer acceptable under current GMP before production of bulk proprietary, finished pharmaceuticals or generic compounds for commercial sale may begin. Once a bulk proprietary or generic compound is manufactured on our behalf, it is sent to one or more domestic manufacturers that process it into the finished proprietary, Extra or generic dosage forms. We currently follow these procedures for our marketed products, Nipent and mitomycin. We then ship our finished proprietary and generic products to an outside vendor for distribution to our customers.

    We have entered agreements with a domestic entity for the future production of our bulk generics required for both our Extra and generic dosage forms. We have licensed from this manufacturer, on an exclusive basis, proprietary fermentation technology for anticancer antibiotic agents. In the future, we may adapt this proprietary fermentation technology to produce other bulk generics.

    In December 1997, we received approval from the FDA to commercially manufacture Nipent at our designated vendors' manufacturing site using our proprietary manufacturing process. We believe we own sufficient bulk inventory for the manufacture of Nipent to meet our clinical and commercial needs for the near future. In April 1998, the FDA approved our application for the production of bulk mitomycin using the fermentation technology described above.

    We intend to continue evaluating our manufacturing requirements and may establish or acquire our own facilities to manufacture our products for commercial distribution if we feel doing so would reduce costs or improve control and flexibility of product supply.

PATENTS AND PROPRIETARY TECHNOLOGY

    We actively pursue a policy of seeking patent protection for our proprietary products and technologies, whether developed in-house or from outside acquisition. We have acquired licenses to or assignments of numerous United States patents covering certain of our proprietary drugs and have received or licensed patents related to our Extra, Spartaject and Oral Prodrug technologies.

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

COMPETITION

    There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sale of pharmaceutical products for some of the applications that we are pursuing. Our competitors and probable competitors include Eli Lilly, Ortho-McNeil Pharmaceutical, Amgen, Bristol-Myers Squibb and Immunex. These companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. These companies may succeed in developing pharmaceutical products that are more effective or less costly than any we may develop or market.

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

EMPLOYEES

    As of December 31, 1999, we had 77 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and their ages as of December 31, 1999 are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Joseph Rubinfeld, Ph.D....................     67      Chief Executive Officer, President and
                                                         Director

Edward L. Jacobs..........................     53      Executive Vice President, Commercial
                                                         Operations

Luigi Lenaz, M.D..........................     58      Senior Vice President of Clinical Research
                                                       and Medical Affairs

Rajesh C. Shrotriya, M.D..................     55      Executive Vice President and Chief
                                                       Scientific Officer

Ronald H. Spair...........................     44      Senior Vice President, Chief Financial
                                                       Officer and Secretary

Denis Burger, Ph.D........................     56      Director

Lawrence J. Ellison.......................     55      Director

Walter J. Lack............................     51      Director

Julius A. Vida, Ph.D......................     71      Director

Daniel Zurr, Ph.D.........................     54      Director

    JOSEPH RUBINFELD, PH.D. co-founded the Company in 1991. He has served as Chief Executive Officer, President, and a director of the Company since our inception and was Chief Scientific Officer from inception until September 1997. Dr. Rubinfeld was one of the four initial founders of Amgen in 1980 and served as Vice President and Chief of Operations until 1983. From 1987 to 1990, he was a Senior Director at Cetus Corporation. From 1968 to 1980, Dr. Rubinfeld was employed at Bristol-Myers Company International Division in a variety of positions, most recently as Vice President and Director of Research and Development. While at Bristol-Myers, Dr. Rubinfeld was instrumental in licensing the original anticancer line of products for Bristol-Myers, including Mitomycin and Bleomycin. Before that time, Dr. Rubinfeld was a research scientist with several pharmaceutical and consumer product companies including Schering-Plough Corporation and Colgate-Palmolive Co. He received his B.S. in chemistry from C.C.N.Y., and his M.A. and Ph.D. in chemistry from Columbia University.
Dr. Rubinfeld has numerous patents and/or publications on a wide range of inventions and developments, including the 10-second developer for Polaroid film, manufacture of cephalosporins and the first commercial synthetic biodegradable detergent. In 1984, Dr. Rubinfeld received the Common Wealth Award for Invention.

    EDWARD L. JACOBS became our Executive Vice President, Commercial Operations in March 1999. Prior to joining us Mr. Jacobs served as Senior Vice President, Commercial Operations at Sequus Pharmaceuticals, Inc. from November 1997 to March 1999. Between January 1995 and November 1997, Mr. Jacobs served as President and Chief Executive Officer of Trilex Pharmaceuticals Inc., now Titan Pharmaceuticals. Prior to his association with Trilex, Mr. Jacobs served in a variety of senior management positions with pharmaceutical companies, including Chief Executive at Transplant

Therapeutics Inc., Vice President and General Manager of Syncor
International Inc., Vice President at NEORX Corporation, Business Director of Pharmacia and Upjohn (Adria Labs, Inc.), and Johnson & Johnson (McNeil).
Mr. Jacobs received a B.A. in Political Science/Journalism from California State University at Northridge.

    LUIGI LENAZ, M.D. has served as our Senior Vice President of Clinical Research and Medical Affairs since October 1997. Before joining us, he was Senior Medical Director, Oncology Franchise Management for Bristol-Myers Squibb from 1990 to 1997 and was Director, Scientific Affairs, Anti-Cancer for Bristol-Myers Squibb from 1978 to 1990. Dr. Lenaz was a Post Doctoral Fellow at both the Memorial Sloan-Kettering Cancer Center in New York and the National Cancer Institute in Milan, Italy. He received his medical training at the University of Bologna Medical School in Bologna, Italy.

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

    RONALD H. SPAIR became our Senior Vice President and Chief Financial Officer in August 1999. Prior to joining us, Mr. Spair was Chief Financial Officer of Sparta Pharmaceuticals, Inc., a development stage pharmaceutical company, from March 1996 until August 1999. He has worked in the biotechnology industry since 1990. From October 1993 until March 1996, Mr. Spair served as Vice President and Chief Financial Officer of Lexin Pharmaceutical Corporation, a development stage biopharmaceutical company. Before joining Lexin, Mr. Spair served as Vice President, Chief Financial Officer and Assistant Secretary of Envirogen, Inc., an environmental biotechnology company, from May 1990 to August 1993. Mr. Spair received a B.S. in Accounting and an M.B.A. from Rider College. He is a licensed Certified Public Accountant in New Jersey.

ITEM 2.  PROPERTIES.

    Our principal administrative facility is currently located in leased general office space in San Ramon, California, under a lease that expires on January 31, 2002. Either the landlord or we may cancel the lease upon substantial catastrophic damage to the property or its condemnation, and the landlord has the right to move us, at its expense, to comparable facilities. We have the right to extend the lease for one additional five-year period at the fair market rental rate. In late 1998, we ended the lease for the office space used in our sales and marketing efforts in Parsippany, New Jersey, and those activities are now being coordinated from San Ramon. In April 1997, we purchased an unimproved industrial building in Pleasanton, California, and located our laboratory operations there upon substantial completion of the improvements in December 1997. We believe the above properties are suitable for our operations. The San Ramon office facility and Pleasanton laboratory facility are nearing full utilization, therefore, we are attempting to locate additional office space in the vicinity of the San Ramon and Pleasanton facilities and plan to secure additional space during 2000.

ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

    Our common stock trades on the Nasdaq National Market under the symbol "SUPG." The following table sets forth the high and low bid information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq National Market:

                                                                HIGH       LOW
                                                              --------   --------
1998
Quarter ended March 31, 1998................................   $15.13     $11.69
Quarter ended June 30, 1998.................................    17.75       9.63
Quarter ended September 30, 1998............................    12.50       5.13
Quarter ended December 31, 1998.............................     9.31       5.38

1999
Quarter ended March 31, 1999................................   $12.38     $ 8.19
Quarter ended June 30, 1999.................................    19.38      10.25
Quarter ended September 30, 1999............................    24.00      14.81
Quarter ended December 31, 1999.............................    34.75      21.25

    We also have one class of warrants trading on the Nasdaq National Market under the symbol "SUPGW," and one class of warrants trading on the Nasdaq Smallcap Market under the symbol "SUPGZ." The SUPGW warrants have an exercise price of $9.00 per share and the SUPGZ warrants have an exercise price of $18.18 per share. We will redeem any outstanding SUPGW warrants on April 16, 2000 and the SUPGZ warrants will expire on August 12, 2001.

HOLDERS OF RECORD

    As of March 7, 2000, there were 593 holders of record of the common stock and approximately 8,500 beneficial stockholders.

DIVIDENDS

    We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. we intend to retain future earnings, if any, for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended December 31, 1999, we issued the following securities:

    - 28,799 shares of common stock in December 1999 to the Research Development Foundation, the technology transfer organization of the Clayton Foundation for Research, in connection with the acquisition of the worldwide rights to inhaled formulations of camptothecins, including rubitecan, and taxanes, including paclitaxel.

    - 36,130 shares of common stock in December 1999 to the Clayton Foundation for Research, in connection with research agreements relating to inhaled formulations of camptothecins, including rubitecan, and taxanes, including paclitaxel.

    - 100,000 shares of common stock in December 1999 to AVI BioPharma, Inc. in connection with the acquisition of 1,000,000 shares of AVI
      BioPharma, Inc. common stock and the exclusive negotiating rights for the United States market for Avicine.

    The issuances of shares described above were in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    We made no public solicitation in connection with the issuance of the above mentioned securities nor were there any other offerees. We relied on representation from the recipients of the securities that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

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

    We paid total expenses of $2,615,000 in connection with the IPO consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of $623,000. The net proceeds of the IPO through December 31, 1999, including subsequent exercises of warrants to purchase common stock, were $25,346,000.

    From March 13, 1996, the effective date of the registration statement for the IPO, to December 31, 1999 (our most recent fiscal year end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities..............  $ 1,246,000
Purchase and installation of machinery and equipment........      295,000
Purchase of real estate.....................................      744,000
Working capital used in operations..........................   18,784,000
Repurchase of common stock..................................    3,557,000
Purchase of equity investment...............................      500,000
Acquisition of developed technology.........................      220,000

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

                                                                                         NINE MONTHS
                                                      YEAR ENDED DECEMBER 31,               ENDED
                                             -----------------------------------------   DECEMBER 31,
                                               1999       1998       1997       1996         1995
                                             --------   --------   --------   --------   ------------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..................................  $ 4,744    $  3,004   $  1,802   $   264      $    13
Net loss...................................  (36,985)    (15,577)   (15,996)   (8,758)      (2,729)
Basic and diluted net loss per share.......    (1.58)      (0.77)     (0.85)    (0.55)       (0.22)
Total assets...............................   53,478      19,793     30,772    17,936        2,162

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THE RESULTS DISCUSSED BELOW ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. TO THE EXTENT THAT THE INFORMATION PRESENTED IN THIS DISCUSSION ADDRESSES FINANCIAL PROJECTIONS, INFORMATION OR EXPECTATIONS ABOUT OUR PRODUCTS OR MARKETS OR OTHERWISE MAKES STATEMENTS ABOUT FUTURE EVENTS, SUCH STATEMENTS ARE FORWARD-LOOKING AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS MADE.

OVERVIEW

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $92.9 million for the period from inception through December 31, 1999. These losses included non-cash charges of $18.4 million for the acquisition of in-process research and development.

    We seek to minimize the time, expense and technical risk associated with drug commercialization by identifying and acquiring pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery. During 1999, we acquired or licensed a number of product candidates in clinical trials through our acquisition of Sparta, our acquisition of decitabine from Pharmachemie and our license of inhalation technology from the Research Development Foundation. These product candidates will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies.

    We are pursuing the clinical and regulatory development of our product candidates internally and expect to continue to incur operating losses at least through 2000 and into 2001. This is due primarily to projected increases in our spending for the development of our product candidates, especially rubitecan, which is in pivotal Phase III clinical trials. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of rubitecan and our ability to control our costs.

    As part of our strategy, we intend either to market our products ourselves or co-promote these products with partners. In December 1999, we entered into an alliance with Abbott under which Abbott will undertake to market and distribute rubitecan and invest in shares of our common stock. We will co-promote rubitecan with Abbott in the United States and Abbott has exclusive rights to market rubitecan outside of the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

    In addition, we will receive a number of equity investments and cash payments from Abbott which, when aggregated, amount to approximately
$150 million. Each equity investment and cash payment is conditioned upon the achievement of developmental or sales milestones. We also granted Abbott an option to purchase up to 49% of the shares of our common stock outstanding at the time of exercise. The exercise price of the option is $85 per share, and the option expires in March 2003. In January 2000, we received a $26.5 million equity investment from Abbott related to the rubitecan agreement. In

December 1999, we also entered into a separate U.S. Distribution Agreement for Nipent with Abbott, which has a minimum five-year term, and in January 2000 we received a $5.0 million payment from Abbott under this agreement.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    Net sales were $4.7 million in 1999 compared to $3.0 million in 1998. The increase in net sales was due primarily to higher sales volumes of Nipent in 1999. Net sales of Nipent amounted to $4.2 million in 1999 compared to $2.7 million in 1998. This volume increase resulted from a 110% sales increase of Nipent under a supply agreement with the Warner-Lambert Company for sales outside North America, together with a 43% increase in U.S. sales.

    Gross margins were 57% in 1999 compared to 36% in 1998. The lower gross margin in 1998 was due to a $667,000 charge to cost of sales for unabsorbed fixed product manufacturing costs, as production of Nipent fell short of the minimum level of production for which we were obligated to pay our contract manufacturer. Margins on our product sales may not be indicative of future margins due to variations in average selling prices and manufacturing costs.

    Research and development expenses were $17.3 million in 1999 compared to $10.5 million in 1998. The increased expense was primarily due to increased clinical trial expenditures for rubitecan and Nipent, a corresponding increase in the research and development staff, and increased charges for acquired license rights. We expect research and development expenses to continue to increase in the future as we pursue the clinical and regulatory development of our products.

    Selling, general and administrative expenses increased to $10.5 million in 1999 compared to $7.0 million in 1998. The increase was primarily due to additional expenditures to support Nipent sales, including promotional materials, trade shows, and speaker programs, as well as the costs associated with the expansion of our sales and professional services staffs. Additionally, higher compensation, legal, investor relations and business development expenses in the administrative area, offset somewhat by a decrease in consulting fees, contributed to the increase over 1998. We expect selling, general and administrative expenses to continue to increase in the future as we receive regulatory approvals for, and begin to market, our products.

    Acquisition of in-process research and development amounted to $10.9 million in 1999. This non-cash charge included $7.5 million related to drug candidates under development by Sparta at the time of its acquisition by us and $3.4 million related to the acquisition of decitabine from Pharmachemie. We had no comparable charges for in-process research and development in 1998.

    In March 1999, we entered into a credit arrangement with Tako Ventures LLC, or Tako, granted Tako a security interest in our assets and issued Tako a warrant to purchase 500,000 shares of unregistered common stock as a loan commitment fee. In September 1999 we terminated this credit arrangement and incurred an expense of $2.0 million. We had no comparable charges for 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    Net sales were $3.0 million in 1998 compared to $1.8 million in 1997. The increase in net sales was due primarily to higher sales volumes of Nipent in 1998. This volume increase resulted principally from sales of Nipent under a supply agreement for sales outside North America.

    Gross margin was higher in 1998 due primarily to lower Nipent unit costs. In 1998, virtually all Nipent sales consisted of our own manufactured inventory. In 1997, sales of Nipent consisted entirely of inventory acquired from Warner-Lambert Company and the relatively high unit cost of that inventory affected our margins. The unit cost of manufactured Nipent has been, and is expected to continue to be, significantly lower than the unit cost assigned to the Nipent inventory acquired from Warner-Lambert Company. This positive effect upon margin was partially offset by lower selling prices for Nipent sold under the supply agreement and a $667,000 charge to cost of sales for unabsorbed fixed product manufacturing costs, as production of Nipent fell short of the minimum level of production for which we were obligated to pay our contract manufacturer.

    Research and development expenses were $10.5 million in 1998 compared to $8.6 million in 1997. Product formulation and development costs associated with rubitecan, Nipent and mitomycin contributed to the overall increase in expenses in 1998. Costs attributable to expansion of the research and development staff also contributed to the increase in research and development expense, as did our investment of $200,000 in a related party in the first quarter of 1998.

    Selling, general and administrative expenses were $7.0 million in 1998 compared to $5.0 million in 1997. This increase was primarily due to costs reflecting the continued expansion of the sales and marketing group in 1998, as we began media advertising for Nipent and expanded our participation at strategic trade shows. Selling, general and administrative expenses also increased due to consultancy costs relating to investor relations, patent related legal fees, information technology services and higher personnel costs.

    We incurred no charges for the acquisition of in-process research and development in 1998 compared to $3.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and marketable securities totaled $27.6 million at December 31, 1999 compared to $11.9 million at December 31, 1998. In
January 2000, we received a $26.5 million equity investment and a $5.0 million cash payment from Abbott. Also in January 2000, 668,288 warrants were exercised resulting in gross proceeds of $6.0 million.

    During the year ended December 31, 1999, we raised an aggregate of $36.4 million in cash through sales of our common stock to institutional investors. Some of these transactions reflected discounts to the market price of our stock at the transaction date. We believe that such discounted selling price was reasonable in light of the volatility of our stock price, the magnitude of the transactions and our capital needs at the time of the transactions.

    The net cash used in operating activities of $23.6 million in 1999 primarily reflected the net loss for the period of $37.0 million, offset by non-cash charges related to the acquisition of in-process research and development, acquisition of license rights and amortization of loan commitment fees.

    We believe that our current cash, cash equivalents, marketable securities and the funds received in January 2000 from Abbott, the warrant exercises and the proceeds of this offering will satisfy our cash requirements at least through December 31, 2001. Our primary planned uses of cash during that period are:

    - for research and development activities, including expansion of clinical trials;

    - to enhance sales and marketing efforts in advance of the potential launch of rubitecan;

    - to lease and improve new facilities and potentially enhance manufacturing capabilities; and

    - to finance possible acquisitions of complimentary products, technologies and businesses.

    On September 20, 1999, we issued a notice of redemption of warrants for the purchase of shares of our common stock that we issued in connection with our initial public offering. These warrants enable the holder to purchase shares of our common stock at a price of $9.00 per share. As of January 31, 2000, there were 3,062,452 of such warrants outstanding. We will redeem the warrants that are outstanding as of April 16, 2000 at a price of $0.25 per warrant. We expect that holders of the warrants will choose to exercise these warrants rather than have them redeemed if the price of our common stock trades above $9.00 per share during the period immediately preceding April 16, 2000. The exercise of these warrants could result in our receiving an additional $27.6 million in cash and issuing an additional 3,062,452 shares of common stock.

    During the third quarter of 1999, we terminated a promissory note issued to Tako that provided us with a line of credit for up to $5.0 million. When this promissory note was terminated, Tako's security interest in our assets was eliminated.

    We believe that our need for additional funding will increase in the future and that our continued ability to raise additional funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. We may not be able to obtain additional funds on acceptable terms, if at all.

ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT AND RELATED ASSETS

FACTORS CONSIDERED WHEN EVALUATING IPR&D

    Acquired in-process research and development, or IPR&D, represents the value assigned to research and development projects that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," as interpreted by FASB Interpretation
No. 4, amounts assigned to acquired IPR&D meeting the above criteria must be expensed at the date of consummation of the transaction. Accordingly, we record a non-recurring charge for this acquired IPR&D at the date of acquisition.

    The development of any of the acquired IPR&D into technologically feasible and commercially viable products depends principally on the successful performance of additional clinical trials. Though we currently expect that the acquired IPR&D will be successfully developed, the proposed products may never be commercially viable.

YEAR ENDED DECEMBER 31, 1999

    SPARTA DRUG CANDIDATES

    In August 1999, we completed our acquisition of Sparta, a biopharmaceutical company engaged in developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation.

    Approximately $7.5 million of the purchase price was allocated to acquired IPR&D. The Sparta research and development programs were valued as follows:


Oral anticancer drug for the treatment of breast, colorectal and other cancers (5-FP, a prodrug of 5-FU)...............  $3,430,000
Chronic metabolic disease drug (PZG)........................   1,380,000
Spartaject method for the delivery of certain anti-cancer
  compounds.................................................   2,640,000
                                                              ----------
                                                              $7,450,000
                                                              ==========

    - 5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone-based prodrug that is converted to 5-FU, or 5-fluorouracil by the liver. This drug candidate was in Phase I clinical trials at the date of the acquisition. Prodrug technology involves administering an inactive compound, known as a prodrug, which is absorbed in the digestive tract and is converted to an active agent in the liver by a localized enzyme.

    - Animal studies and early clinical studies of PZG suggest that it may help to control the blood sugar and lipid abnormalities of diabetes.

    - Spartaject drug delivery technology is a drug delivery system that accommodates poorly water-soluble and water insoluble compounds by encapsulating them with a fatty (phospholipid) layer. Currently, there are ongoing Phase I clinical trials applying the Spartaject drug delivery technology to busulfan for use in bone marrow ablation and for the treatment of neoplastic meningitis.

    We identified and valued the purchased research and development through extensive interviews and discussions with appropriate management and scientific personnel. We also analyzed the data provided by Sparta concerning Sparta's development projects, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets, and associated risks. Using an income approach that reflects the present value of the projected free cash flows generated by each individual IPR&D project identified, we focused on the income producing capabilities of the acquired technologies and quantified the present value of the future economic benefits expected to be derived from each. In the aggregate, we estimate that the total remaining development costs necessary to advance the three drug candidates through the regulatory process will be approximately $45 million. We expect this regulatory development process to occur over several years with potential product introductions through 2005. The effective tax rate utilized for the analysis was 40%. The discount rate used to value Sparta's IPR&D was 31%. The discount rate considers an assumed weighted average cost of capital of 22% at the date of acquisition and a risk premium to reflect the risk associated with the stage of development of each of the Sparta projects. Additional amounts of the purchase consideration were recorded as intangible assets related to existing licensing rights, acquired workforce and goodwill.

    DECITABINE

    In September 1999, we acquired worldwide rights to decitabine, a chemotherapeutic agent owned by Pharmachemie. Decitabine has been successful in multiple Phase II trials in the United States and Europe for treating myelodysplastic syndromes, or MDS, chronic myeloid leukemia and acute myeloid leukemia. The FDA has not granted marketing approval to use decitabine for the treatment of any disease.

    In the decitabine acquisition we issued 171,123 shares of unregistered common stock valued at $3.4 million, which we charged to IPR&D. In assigning the purchase price to IPR&D, we considered, among other factors, our intentions for the future use of the acquired project, its stage of completion, the lack of alternative future uses of the technology, and that no other tangible or intangible assets were acquired. We believe decitabine has a unique mechanism of action that may demonstrate its effectiveness in acute leukemias and other hematological malignancies. We currently estimate that the completion of the clinical trials and submission to the FDA of a New Drug Application could occur in 2002 and the research and development costs to complete those processes will be approximately $6.0 to $8.0 million. Revenues could begin with the introduction of a product in 2002.

YEAR ENDED DECEMBER 31, 1997

    In 1997, we incurred the following charges for the acquisition of IPR&D:

    - $831,000 related to the acquisition of the generic anticancer drug etoposide;

    - a non-cash charge of $1.9 million for the acquisition of rubitecan; and

    - $800,000, consisting of a non-cash charge of $750,000 and $50,000 of additional cash expenses, for the acquisition of a patent royalty agreement and other intellectual property related to our ongoing obesity/diabetes product candidate, RF 1051.

RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. We will adopt SFAS 133 no later than the first quarter of fiscal year 2001. SFAS 133 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

RECENTLY ISSUED STAFF ACCOUNTING BULLETIN

    In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB. The SAB details the criteria that must be met for recording revenue. In addition, the SAB also provides guidance on the disclosures (both in footnotes and in Management's Discussion and Analysis of Financial Condition and Results of Operations) registrants should make about their revenue recognition policies and the impact of events and trends on revenue. The SAB states that all registrants are expected to apply the accounting and disclosures described in it no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The application of SAB is not expected to have any effect on our financial condition or results of operations.

UPDATE ON YEAR 2000 ISSUE

    We did not experience any systems problems relating to the Year 2000 issue. Upon review of our internal systems and after consultation with our vendors, we determined that we did not have any material exposure to such computer problems and that the software and systems required to operate our business were Year 2000 compliant. We do not expect to incur any material expenditures relating to Year 2000 systems remediation.

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

IF THE RESULTS OF FURTHER CLINICAL TESTING INDICATE THAT OUR PROPOSED PRODUCTS ARE NOT SAFE AND EFFECTIVE FOR HUMAN USE, OUR BUSINESS WILL SUFFER.

    Most of our products are in the development stage and prior to their sale will require the commitment of substantial resources. All of the potential proprietary products that we are currently developing will require extensive preclinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

    - ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

    - inability to manufacture sufficient quantities of compounds for use in clinical trials;

    - failure of the FDA to approve our clinical trial protocols;

    - slower than expected rate of patient recruitment;

    - inability to adequately follow patients after treatment;

    - unforeseen safety issues;

    - lack of efficacy during the clinical trials; or

    - government or regulatory delays.

    The clinical results we have obtained to date do not necessarily predict that the results of further testing, including later-stage controlled human clinical testing, will be successful. If our trials are not successful, or are perceived as not successful by the FDA or physicians, our business, financial condition and results of operations will be harmed.

IF WE FAIL TO OBTAIN REGULATORY MARKETING APPROVALS IN A TIMELY MANNER, OUR BUSINESS WILL SUFFER.

    Even if we believe our trials are successful, the FDA may require additional clinical testing and, therefore we would have to commit additional unanticipated resources. The FDA has substantial discretion in the drug approval process. We cannot assure you that we will obtain the necessary regulatory approvals to market our products. The FDA and comparable agencies in foreign countries impose substantial requirements for the introduction of both new pharmaceutical products and generic products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. We have not yet received marketing approval for any of our internally developed proprietary products. Our proprietary drugs and products will require lengthy clinical trials along with FDA and comparable foreign agency review as new drugs. Our generic drugs will also require regulatory review and approval.

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

IF OUR RELATIONSHIP WITH ABBOTT IS NOT SUCCESSFUL, OUR BUSINESS COULD BE HARMED.

    Our strategic relationship with Abbott is important to our success. However, that relationship may not be successful. We cannot assure you that we will receive any additional payments from Abbott or that the relationship will be commercially successful. The transactions contemplated by our agreements with Abbott, including the equity purchases and cash payments, are subject to numerous risks and conditions. For example:

    - we may fail to achieve clinical and sales milestones;

    - rubitecan may fail to achieve regulatory approval domestically and internationally;

    - rubitecan may not be commercially successful;

    - Abbott may fail to perform its obligations under our agreements, such as failing to devote sufficient resources to marketing rubitecan; and

    - our agreements with Abbott may be terminated in their entirety or on a territory-by-territory basis against our will.

The occurrence of any of these events could severely harm our business.

WE HAVE GRANTED CERTAIN RIGHTS TO ABBOTT THAT COULD NEGATIVELY AFFECT YOUR INVESTMENT.

    We have granted Abbott an option to purchase shares of our common stock so that upon its exercise Abbott will own up to 49% of our outstanding common stock. Our ability to satisfy this contractual obligation is subject to a number of conditions outside of our control, including:

    - stockholder approval of an increase in the number of shares of our authorized common stock;

    - stockholder approval of a potential change in control under the rules of the Nasdaq National Market; and

    - clearance of the purchase by federal antitrust regulators.

If we do not satisfy any of these conditions, Abbott could terminate our relationship. If we obtain all necessary approvals and Abbott exercises its option, the stock ownership of our other stockholders will be diluted and Abbott will have significant influence over us. Abbott's right to exercise this option, and Abbott's share ownership after exercise, may discourage other parties from acquiring us.

    Abbott has a right of first discussion with respect to our product portfolio and a right of first refusal to acquire us. These rights may discourage third parties from bidding on any assets that we wish to sell or license and may discourage acquisition bids. These provisions may limit the price that investors might be willing to pay in the future for shares of our common stock.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, AND WE MAY NEED TO OBTAIN ADDITIONAL FUNDING.

    We incurred cumulative losses of $92.9 million for the period from inception through December 31, 1999. These losses included non-cash charges of $18.4 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2000 and into 2001. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

    - increases in the level of our research and development, including the timing and costs of any expansion of clinical trials;

    - regulatory approvals of competing products, or expanded labeling approvals of existing products;

    - increases in sales and marketing expenses related to the commercial launch of rubitecan;

    - delays in or inadequate commercial sales of rubitecan, once regulatory approvals have been received; and

    - expenditures associated with acquiring products, technologies or companies and further developing these assets.

We cannot predict the outcome of these factors and we cannot assure you that we will ever become profitable.

    Even if we do become profitable, we may need substantial additional funding. We expect that our rate of spending will accelerate as a result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of our products now in development. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2001. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. Our business, results of operations and cash flows will be adversely affected if we fail to obtain adequate funding in a timely manner, or at all. We may receive funds from the sale of equity securities, or the exercise of outstanding warrants and stock options. Additionally, we may receive funds upon the achievement of certain developmental and sales milestones pursuant to our agreement with Abbott. However, we cannot assure you that any of those fundings will occur, or if they occur, that they will be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share.

WE HAVE LIMITED SALES AND MARKETING CAPABILITIES AND NO DISTRIBUTION CAPABILITIES AND MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

    We currently have limited sales and marketing resources and no distribution capability. Although we have 18 sales and marketing personnel focusing on the sale of our products to hospitals and hospital buying groups, we anticipate relying on third parties to sell and market some of our primary products. For instance, we will co-promote the potential sale of rubitecan with Abbott. However, we may not be able to enter into additional sales and marketing arrangements with others on acceptable terms, if at all. If our arrangements with third parties are not successful, or if we are unable to enter into third-party arrangements, then we may need to substantially expand our sales and marketing force. We may not succeed in enhancing our sales and marketing capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded sales and marketing operations. We currently rely on third parties to distribute our products and expect to continue to do so in the future. If we fail to establish successful sales and marketing capabilities or fail to enter into successful marketing arrangements with third parties, or if our third party distributors fail to perform their obligations, our business, financial condition and results of operations will be materially and adversely affected.

IF WE FAIL TO COMPLY WITH THE GOVERNMENTAL REGULATIONS, OUR BUSINESS WILL
  SUFFER.

    All new drugs, including our products under development, are subject to extensive and rigorous regulation by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, premarket approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of our potential products for a considerable period of time and to impose costly procedures upon our activities. If regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which our products may be marketed. Further, even if regulatory approval is obtained for a product, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market.

    Among the conditions for FDA approval of all of our products in development is the requirement that the manufacturer's (at either our facilities or those of a third party manufacturer) quality control and manufacturing procedures conform to current Good Manufacturing Practices, or GMPs, which must be followed at all times. The FDA and foreign regulatory authorities strictly enforce GMP requirements through periodic unannounced inspections. We cannot assure you that the FDA will determine that our facilities and manufacturing procedures or any third party manufacturer of our products will conform to GMP requirements. Additionally, we or our third party manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our products in development. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products including warning letters, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant premarket approval or to allow us to enter into government supply contracts, withdrawals of previsouly approved marketing applications, civil fines and criminal prosecutions.

    The FDA's policies may change and additional government regulations may be promolgated which could prevent or delay regulatory approval of our products. We cannot predict the likelihood of adverse governmental regulation which may arise from future legislative or administrative action, either in the United States or abroad.

IF WE FAIL TO COMPETE EFFECTIVELY, PARTICULARLY AGAINST LARGER, MORE ESTABLISHED PHARMACEUTICAL COMPANIES WITH GREATER RESOURCES, OUR BUSINESS WILL SUFFER.

    Factors affecting competition in the pharmaceutical industry vary depending on the extent to which the competitor is able to achieve a competitive advantage based on proprietary technology. These factors include financial resources, research and development capabilities, and manufacturing and marketing experience and resources. If we are able to establish and maintain a significant proprietary position with respect to our proprietary products, competition will likely depend primarily on the effectiveness of our products, their acceptance in the marketplace and their pricing and the number, gravity and severity of their unwanted side effects as compared to alternative products.

    Our competitors have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. These competitors and probable competitors include established companies such as Eli Lilly & Co., Ortho-McNeil Pharmaceutical, Amgen Inc., Bristol-Myers Squibb Company and Immunex Corp. If these companies succeed in developing pharmaceutical products that are more effective or less costly than any that we may develop or market, our business will suffer.

THE PATENTS ON THE COMPOUNDS FOR WHICH WE ARE DEVELOPING GENERIC AND EXTRA PRODUCTS ARE HELD BY THIRD PARTIES. IF THESE PATENTS ARE EXPANDED IN SCOPE OR DO NOT EXPIRE WHEN ANTICIPATED, OUR BUSINESS COULD SUFFER.

    We plan to develop and market several generic and Extra drugs based on existing compounds, some of which are currently protected by one or more patents held by others. If the existing patent protection for these drugs is maintained or expanded, it is unlikely that we will be able to market our own generic and Extra versions of those drugs without obtaining a license from the patent owner, which may not be available on commercially acceptable terms, or at all.

WE DEPEND ON THIRD PARTIES FOR MANUFACTURING AND STORAGE OF OUR PRODUCTS AND OUR BUSINESS MAY BE HARMED IF THE MANUFACTURE OF OUR PRODUCTS IS INTERRUPTED OR DISCONTINUED.

    We have no manufacturing facilities and we currently rely on third parties for manufacturing activities related to all of our products. As we develop new products and increase sales of our existing products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products, including rubitecan.

    Our manufacturing strategy presents the following risks:

    - delays in scale-up to quantities needed for multiple clinical trials could delay clinical trials, regulatory submissions and commercialization of our products in development;

    - our current and future manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies for compliance with strictly enforced GMP regulations and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards;

    - if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use. This would require new testing and compliance inspections. The new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products. In addition, the FDA and comparable foreign regulators would need to approve the new manufacturers;

    - if market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

    - we may not have intellectual property rights, or may have to share intellecual rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

    Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products.

    In addition, we store the majority of the unpurified, bulk form of Nipent at a single location. Improper storage, fire, natural disaster, theft or other conditions at this location that may lead to the loss or destruction of the bulk concentrate could adversely affect our business, results of operations and cash flows. We are currently negotiating a long-term agreement with the vendor that purifies our current supply of crude concentrate to continue its purification services. However, we cannot assure you that we will be able to finalize the agreement. If we are not able to do so, our supply of Nipent may be interrupted while we seek to locate another facility and have that facility approved by the FDA. The delay could adversely affect our business, results of operations and cash flows.

    We do not currently intend to manufacture any pharmaceutical products, although we may choose to do so in the future. If we decide to manufacture products, we would be subject to the regulatory risks and requirements described above. We will also be subject to similar risks regarding delays or difficulties encountered in manufacturing these pharmaceutical products and we will require additional facilities and substantial additional capital. In addition, we have only limited experience in manufacturing pharmaceutical products. We cannot assure you that we would be able to manufacture any of these products successfully in accordance with regulatory requirements and in a cost-effective manner.

ASSERTING, DEFENDING AND MAINTAINING INTELLECTUAL PROPERTY RIGHTS COULD BE DIFFICULT AND COSTLY AND FAILURE TO DO SO WILL HARM OUR ABILITY TO COMPETE AND THE RESULTS OF OUR OPERATIONS.

    If competitors develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, if our trade secrets are disclosed or if we cannot effectively protect our rights to unpatented trade secrets, our business will be harmed.

    The pharmaceutical fields are characterized by a large number of patent filings. A substantial number of patents have already been issued to other pharmaceutical companies, research or academic institutions or others. Competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others.

    We actively seek patent protection for our proprietary products and technologies. We have a number of United States patents and also have licenses to, or assignments of, numerous patents issued both in the United States and elsewhere. We may also license our patents outside the United States. Limitations on patent protection outside the United States, and differences in what constitutes patentable subject matter in countries outside the United States, may limit the protection we have on patents or licenses of patents outside the United States.

    Litigation may be necessary to protect our patent position, and we cannot be certain that we will have the required resources to pursue the necessary litigation or otherwise to protect our patent rights. Our efforts to protect our patents may fail. In addition to pursuing patent protection in appropriate cases, we also rely on trade secret protection for unpatented proprietary technology. However, trade secrets are difficult to protect. Our trade secrets or those of our collaborators may become known or may be independently discovered by others.

    Our proprietary products are dependent upon compliance with numerous licenses and agreements. These licenses and agreements require us to make royalty and other payments, reasonably exploit the underlying technology of the applicable patents, and comply with regulatory filings. If we fail to comply with these licenses and agreements, we could lose the underlying rights to one or more of these potential products, which would adversely affect our business, results of operations and cash flows.

    From time to time we receive correspondence inviting us to license patents from third parties. Although we know of no pending patent infringement suits, discussions regarding possible patent infringements or threats of patent infringement litigation either related to patents held by us or our licensors or our products or proposed products, there has been, and we believe that there will continue to be, significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. Claims may be brought against us in the future based on patents held by others. These persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product. We cannot assure you whether we would prevail in any of these actions or that we could obtain any licenses required under any of these patents on acceptable terms, if at all.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL, HIGHLY SKILLED PERSONNEL REQUIRED FOR THE EXPANSION OF OUR ACTIVITIES, OUR BUSINESS WILL SUFFER.

    Our success is dependent on key personnel, including Dr. Rubinfeld, our President and Chief Executive Officer, and members of our senior management and scientific staff. To successfully expand our operations, we will need to attract and retain additional, highly skilled individuals, particularly in the areas of sales, marketing, clinical administration, manufacturing and finance. We compete with other companies for the services of existing and potential employees. We believe our compensation and benefits packages are competitive for our geographical region and our industry group. However, we may be at a disadvantage to the extent that potential employees may favor larger, more established employers.

THE CONTINUING EFFORTS OF GOVERNMENT AND THIRD-PARTY PAYERS TO CONTAIN OR REDUCE THE COSTS OF HEALTHCARE MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

    Our revenues and profitability may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care. We cannot predict the effect that these health care reforms may have on our business, and it is possible that any of these reforms will adversely affect our business. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payers, like government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. If our current and proposed products are not considered cost-effective, reimbursement to the consumer may not be available or be sufficient to allow us to sell products on a competitive basis.

WE MAY BE SUBJECT TO PRODUCT LIABILITY LAWSUITS AND OUR INSURANCE MAY BE INADEQUATE TO COVER DAMAGES.

    Clinical trials or marketing of any of our current and potential products may expose us to liability claims from the use of these products. We currently carry product liability insurance. However, we cannot be certain that we will be able to maintain insurance on acceptable terms for clinical and commercial activities or that the insurance would be sufficient to cover any potential product liability claim or recall. If we fail to have sufficient coverage, our business, results of operations and cash flows could be adversely affected.

IF WE ARE UNABLE TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, OUR BUSINESS MAY BE HARMED.

    We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. In the event of an accident, we could be held liable for any damages that result, and the liability could exceed our resources. While we currently outsource our research and development programs involving the controlled use of biohazardous materials, if in the future we conduct these programs, we might be required to incur significant cost to comply with environmental laws and regulations.

THE REDEMPTION OF OUR OUTSTANDING PUBLIC WARRANTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FALL AND MAY RESULT IN DILUTION.

    On September 20, 1999, we issued a notice of redemption of warrants for the purchase of shares of our common stock that we issued in connection with our initial public offering. These warrants enable the holder to purchase shares of our common stock at a price of $9.00 per share. As of December 31, 1999, there were 3,730,740 of such warrants outstanding. We will redeem the warrants that are outstanding as of April 16, 2000 at a price of $0.25 per share. We expect that holders of the warrants will choose to exercise these warrants rather than have them redeemed if the price of our common stock trades above $9.00 per share during the period immediately preceding April 16, 2000. If these holders elect to sell the common stock issued upon exercise of the warrants, the price of our common stock may fall.

    Our issuance of common stock at a price of $9.00 per share may result in dilution to other holders of common stock and may cause the price of our common stock to fall. In addition, if the price of our common stock for the 30 day trading period following April 16, 2000 is less than $19.46, or in some cases $17.56, we may be required to issue additional shares of common stock to investors that bought our common stock in privately negotiated transactions in September 1999. Any such issuance would have a dilutive effect on holders of our common stock.

ANTI-TAKEOVER PROVISIONS MAY PREVENT YOU FROM REALIZING A PREMIUM RETURN.

    Anti-takeover provisions of our certificate of incorporation and bylaws make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

    - authorization of the issuance of up to 2,000,000 shares of our preferred stock;

    - elimination of cumulative voting; and

    - elimination of stockholder action by written consent.

    Our bylaws establish procedures, including notice procedures, with regard to the nomination, other than by or at the direction of our board of directors, of candidates for election as directors or for stockholder proposals to be submitted at stockholder meetings.

    We are also subject to Section 203 of the Delaware General Corporation Law, an anti-takeover provision. In general, Section 203 of the Delaware General Corporation Law prevents a stockholder owning 15% or more of a corporation's outstanding voting stock from engaging in business combinations with a Delaware corporation for three years following the date the stockholder acquired 15% or more of a corporation's outstanding voting stock. This restriction is subject to exceptions, including the approval of the board of directors and of the holders of at least two-thirds of the outstanding shares of voting stock not owned by the interested stockholder.

    These provisions are expected to discourage different types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with us.

    We believe that the benefits of increased protection of our potential ability to negotiate with the proponents of unfriendly or unsolicited proposals to acquire or restructure us outweigh the disadvantages of discouraging those proposals because, among other things, negotiation of those proposals could result in an improvement of their terms.

BECAUSE CURRENT OFFICERS, DIRECTORS, AND ABBOTT OWN A LARGE PERCENTAGE OF OUR STOCK, THESE STOCKHOLDERS MAY BE ABLE TO CONTROL US AND ALSO PREVENT POTENTIALLY BENEFICIAL ACQUISITIONS OF OUR COMPANY BY OTHERS.

    As of January 31, 2000, our officers, directors, Abbott and their affiliates owned approximately 20% of the outstanding shares of our common stock, not including stock issuable upon exercise of options or warrants. If these stockholders were to exercise all of their options and warrants, they would collectively own a majority of our common stock. These stockholders, if acting together, may be able to influence the election of our directors and other matters requiring approval by our stockholders. This concentration of ownership may also delay or prevent a third party from acquiring us. These stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our company by others. For example, to the extent that these stockholders are our employees, they may be less inclined to vote for acquisitions of our company by others involving the termination of their employment or diminution of their responsibilities or compensation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Due to the short-term nature of our interest bearing assets we believe that our exposure to interest rate market risk is not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    All information required by this item is included on pages F-1 to F-22 in
Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding our Board of Directors is incorporated by reference to the section entitled "Election of Directors" appearing in our proxy statement for the annual meeting of stockholders to be filed with the Commission by April 30, 2000. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        1. FINANCIAL STATEMENTS. The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-1
Consolidated Balance Sheets.................................    F-2
Consolidated Statements of Operations.......................    F-3
Consolidated Statement of Changes in Stockholders' Equity...    F-4
Consolidated Statements of Cash Flows.......................    F-5
Notes to Consolidated Financial Statements..................    F-6

        2.  FINANCIAL STATEMENT SCHEDULES.

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

        3.  EXHIBITS:

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
         (f)3.1         Certificate of Incorporation of the Registrant.

         (m)3.2         Bylaws, as amended, of the Registrant.

         (m)4.1         Specimen Common Stock Certificate.

         (a)4.2         Form of Representative's Warrant.

         (a)4.3         Form of Warrant Agreement dated March 11, 1996 (including
                          form of Common Stock Purchase Warrant).

        (l)10.1         Form of Indemnification Agreement between the Registrant and each of its directors and officers.

     (v)(s)10.2         1993 Stock Option Plan (as amended through February 20,
                          1999).

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

     (b)(q)10.7         Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and The Jackson Laboratory.

     (b)(q)10.8         Worldwide License Agreement dated March 1, 1994 between the
                          Registrant and Janssen Biotech, N.V.

     (b)(q)10.9         Patent License Agreement dated March 1, 1994 between the
                          Registrant and Cyclex Inc.

     (b)(q)10.10        Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and The Long Island Jewish Medical
                          Center.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
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

        (t)10.29        Registration Rights Agreement dated November 23, 1998.

        (o)10.30        Agreement and Plan of Reorganization by and among the
                          Registrant, Royale Acquisition Corp., and Sparta
                          Pharmaceuticals, Inc. dated January 18, 1999.

        (r)10.31        Stock Purchase Agreement between the Registrant and Tako
                          dated January 29, 1999.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
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

        (r)10.34        Secured Promissory Note Commitment dated March 25, 1999
                          issued by the Registrant to Tako Ventures LLC.

        (r)10.35        Common Stock Purchase Warrant dated March 25, 1999.

     (p)(q)10.36        Letter of Intent regarding Nipent Manufacturing.

        (t)10.37        Common Stock Purchase Agreement dated November 23, 1998.

     (u)(q)10.38        Know-How Transfer and Cooperation Agreement dated September
                          10, 1999 between the Registrant and Pharmachemie B.V.

        (u)10.39        Agreement to Terminate and Release of Collateral dated
                          September 30, 1999 between the Registrant and Tako
                          Ventures, LLC.

        (w)10.40        First Amendment to Agreement and Plan of Reorganization by
                          and among the Registrant, Royale Acquisition Corp. and Sparta Pharmaceuticals, Inc. dated May 15, 1999

        (x)10.41        Form of Warrant Agreement dated August 12, 1999 between the
                          Registrant and ChaseMellon Shareholder Services (including form of Common Stock Purchase Warrant).

        (y)10.42        Amended & Restated Registration Rights Agreement dated
                          September 1, 1999 between the Registrant and SMALLCAP
                          World Fund, Inc.

        (y)10.43        Purchase Agreement dated September 15, 1999 between the
                          Registrant and The Tail Wind Fund Ltd., Carriage Partners,
                          LLC, and LBI Group Inc.

        (y)10.44        Supplement Agreement dated September 23, 1999 between the
                          Registrant and the Tail Wind Fund, Ltd.

        (y)10.45        Registration Rights Agreement dated September 15, 1999
                          between the Registrant and The Tail Wind Fund Ltd.,
                          Carriage Partners, LLC, and LBI Group Inc.

        (y)10.46        Form of Warrant Agreement between Registrant and Clipperbay
                          & Co.

        (y)10.47        Form of Warrant Agreement between Registrant and The Tail
                          Wind Fund Ltd., Carriage Partners, LLC, and LBI Group Inc.

    (aa)(z)10.48        Common Stock and Option Purchase Agreement, dated
                          December 21, 1999 between the Registrant and Abbott
                          Laboratories

       (aa)10.49        Form Registration Rights Agreement between the Registrant
                          and Abbott Laboratories

    (aa)(z)10.50        Worldwide Sales, Distribution, and Development Agreement,
                          dated December 21, 1999 between the Registrant and Abbott
                          Laboratories

    (aa)(z)10.51        U.S. Distribution Agreement, Dated December 21, 1999 between the Registrant and Abbott Laboratories

       (bb)10.52        Registration Rights Agreement dated December 15, 1999
                          between the Registrant and AVI BioPharma, Inc.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
       (bb)10.53        Subscription Agreement dated December 1, 1999 between the
                          Registrant and AVI BioPharma, Inc.

    (bb)(z)10.54        Research Agreement (Camptothecin) dated November 15, 1999
                          between the Registrant and Clayton Foundation for Research

    (bb)(z)10.55        Research Agreement (Paclitaxel) dated November 15, 1999
                          between the Registrant and Clayton Foundation for Research

    (bb)(z)10.56        License Agreement (Camptothecin) dated November 15, 1999
                          between the Registrant and Research Development Foundation

    (bb)(z)10.57        License Agreement (Paclitaxel) dated November 15, 1999
                          between the Registrant and Research Development Foundation

    (cc)(q)10.57        Exclusive License Agreement, dated October 1, 1991, between
                          Sparta Pharmaceuticals, Inc. ("Sparta") and Yale
                          University ("Yale") and Subscription Agreement, dated
                          October 21, 1991, between Sparta and Yale

    (cc)(q)10.57A       Revised pages of Exhibit 10.1

    (cc)(q)10.58        License Agreement, dated October 7, 1991, between Sparta and
                          The Research Foundation of State University of New York

    (cc)(q)10.58A       Revised pages of Exhibit 10.2

    (dd)(q)10.59        Amended and Restated Sublicense Agreement, dated January 1,
                          1997, between Sparta and Research Triangle Pharmaceuticals
                          Ltd. ("RTP").

    (ee)(q)10.60        License Agreement between PI Research Corporation
                          (predecessor in name to Lexin Pharmaceutical Corporation)
                          and the Trustees of The University of Pennsylvania dated
                          as of January 2, 1992 (Assigned to Sparta pursuant to the
                          Lexin Purchase)

    (ff)(q)10.61        License Agreement, dated as of December 4, 1997, between
                          Sparta and the Estate of Karl H. Beyer, Jr.

    (gg)(q)10.62        Exclusive License Agreement by and between Sparta and
                          Schering Corporation.

    (gg)(q)10.63        Exclusive License Agreement by and between Sparta and
                          Schering-Plough Ltd.

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

(o) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 1999.

(p) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1998.

(q) Confidential treatment has been previously granted for certain portions of these exhibits. Omitted information has been separately filed with the Securities and Exchange Commission.

(r) Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

(s) Indicates a management contract or compensatory plan or arrangement.

(t) Incorporated by reference from the Registrant's Report on Form 10-K/A filed with the Securities and Exchange Commission on May 14, 1999.

(u) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 1999.

(v) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-87369) filed with the Securities and Exchange Commission on September 17, 1999.

(w) Incorporated by reference from the Registrant's Registration Statement on Form S-4 (Reg. No. 333-80517) filed with the Securities and Exchange Commission on June 11, 1999.

(x) Incorporated by reference from the Registrant's Report on Form 8-A filed with the Securities and Exchange Commission on August 12, 1999.

(y) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Reg. No. 333-88051) filed with the Securities and Exchange Commission on September 29, 1999.

(z) Confidential treatment has been requested for certain portions of these exhibits. Omitted information has been separately filed with the Securities and Exchange Commission.

(aa) Incorporated by reference from the Registrant's Report on Form 8-K/A dated December 22, 1999 filed with the Securities and Exchange Commission on January 7, 2000.

(bb) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Reg. No. 333-95177) filed with the Securities and Exchange Commission on January 21, 2000, as amended on March 16, 2000.

(cc) Incorporated by reference from Sparta's Registration Statement on Form S-l (Reg. No. 33-72882) filed with the Securities and Exchange Commission on December 14, 1993, or amendments thereto.

(dd) Incorporated by reference from Sparta's Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

(ee) Incorporated by reference from Sparta's Report on Form 10-Q/A filed with the Securities and Exchange Commission on July 17, 1996.

(ff) Incorporated by reference from Sparta's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 1998.

(gg) Incorporated by reference from Sparta's Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998.

    (b) REPORTS ON FORM 8-K.

       - Form 8-K dated September 20, 1999, filed on October 4, 1999, regarding the Registrant's warrant redemption call.

       - Forms 8-K and 8-K/A dated December 22, 1999, filed on December 23, 1999 and January 7, 2000, respectively, regarding the Registrant's agreements entered into with Abbott Laboratories on December 21, 1999.

    (c) EXHIBITS. See Item 14(a) above.

    (d) FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
SuperGen, Inc.

    We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 18, 2000

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 22,546   $  8,614
  Marketable securities.....................................     5,008      3,299
  Accounts receivable, net..................................     1,754        712
  Other receivables.........................................     5,000         --
  Inventories...............................................     1,368      1,245
  Prepaid expenses and other current assets.................     2,879        706
                                                              --------   --------
    Total current assets....................................    38,555     14,576

Property, plant and equipment, net..........................     2,923      2,939
Developed technology at cost, net...........................     1,707      1,266
Goodwill and other intangibles, net.........................     2,036         --
Investment in stock of related parties......................     5,938        500
Due from related party......................................       450        450
Other assets................................................     1,869         62
                                                              --------   --------
    Total assets............................................  $ 53,478   $ 19,793
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $  2,694   $  2,451
  Deferred revenue..........................................       894         --
  Accrued employee benefits.................................       955        524
                                                              --------   --------
    Total current liabilities...............................     4,543      2,975

Deferred revenue............................................     4,167         --
                                                              --------   --------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized;
    none outstanding........................................        --         --
  Common stock, $.001 par value; 40,000,000 shares
    authorized; 25,477,770 and 20,969,953 shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively............................................        25         21
  Additional paid in capital................................   138,461     72,818
  Deferred compensation.....................................      (835)        --
  Accumulated other comprehensive loss......................        (5)      (128)
  Accumulated deficit.......................................   (92,878)   (55,893)
                                                              --------   --------
    Total stockholders' equity..............................    44,768     16,818
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $ 53,478   $ 19,793
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $  4,744   $  3,004   $  1,802

Operating expenses:
  Cost of sales.............................................     2,032      1,925      1,539
  Research and development..................................    17,346     10,511      8,583
  Selling, general, and administrative......................    10,517      7,046      4,952
  Acquisition of in-process research and development........    10,850         --      3,506
                                                              --------   --------   --------
    Total operating expenses................................    40,745     19,482     18,580
                                                              --------   --------   --------
Loss from operations........................................   (36,001)   (16,478)   (16,778)

Interest income.............................................     1,016        901        782
Amortization of loan commitment fee.........................    (2,000)        --         --
                                                              --------   --------   --------
Net loss....................................................  $(36,985)  $(15,577)  $(15,996)
                                                              ========   ========   ========
Basic and diluted net loss per share........................  $  (1.58)  $  (0.77)  $  (0.85)
                                                              ========   ========   ========
Weighted average shares used in basic and diluted net loss
  per share calculation.....................................    23,352     20,353     18,765
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                            COMMON                                        ACCUMULATED
                                             STOCK          ADDITIONAL                       OTHER
                                      -------------------    PAID IN       DEFERRED      COMPREHENSIVE    ACCUMULATED
                                       SHARES     AMOUNT     CAPITAL     COMPENSATION         LOSS          DEFICIT       TOTAL
                                      --------   --------   ----------   -------------   --------------   ------------   --------
Balances at January 1, 1997.........   16,930      $ 17      $ 40,010        $  --           $  --          $(24,320)    $ 15,707
  Comprehensive loss:
    Net loss........................       --        --            --           --              --           (15,996)     (15,996)
    Other comprehensive
      loss--Unrealized loss on
      investments...................       --        --            --           --             (93)               --          (93)
                                                                                                                         --------
  Comprehensive loss................                                                                                      (16,089)
  Issuance of common stock and
    warrants in connection with the
    Tako Ventures, LLC private
    placement, net of offering costs
    of $268.........................    2,550         3        22,679           --              --                --       22,682
  Repurchase of common stock from
    Israel Chemicals, Ltd, including
    transaction costs of $26........     (740)       (1)       (7,891)          --              --                --       (7,892)
  Issuance of common stock in
    connection with a private
    placement, net of offering costs
    of $4...........................      889         1         9,773           --              --                --        9,774
  Issuance of common stock for
    acquisition of in-process
    research and development........      183        --         1,875           --              --                --        1,875
  Issuance of common stock upon
    exercise of warrants and stock
    options.........................      366        --         2,179           --              --                --        2,179
  Compensation expense from grants
    of options to vendors and
    acceleration of option
    vesting.........................       --        --           331           --              --                --          331
                                       ------      ----      --------        -----           -----          --------     --------
Balances at December 31, 1997.......   20,178        20        68,956           --             (93)          (40,316)      28,567
  Comprehensive loss:
    Net loss........................       --        --            --           --              --           (15,577)     (15,577)
    Other comprehensive
      loss--Unrealized loss on
      investments...................       --        --            --           --             (35)               --          (35)
                                                                                                                         --------
  Comprehensive loss................                                                                                      (15,612)
  Issuance of common stock in
    connection with a private
    placement, net of offering costs
    of $368.........................      460         1         2,631           --              --                --        2,632
  Issuance of common stock for
    acquisition of patent royalty
    agreement and other intellectual
    property........................       75        --           750           --              --                --          750
  Issuance of common stock upon
    exercise of warrants and stock
    options.........................      134        --           190           --              --                --          190
  Issuance of common stock in
    connection with employee stock
    purchase plan...................       16        --           103           --              --                --          103
  Issuance of common stock to Tako
    Ventures, LLC...................      107        --            --           --              --                --           --
  Compensation expense from grants
    of options to vendors and
    acceleration of option
    vesting.........................       --        --           188           --              --                --          188
                                       ------      ----      --------        -----           -----          --------     --------
Balances at December 31, 1998.......   20,970        21        72,818           --            (128)          (55,893)      16,818
  Comprehensive loss:
    Net loss........................       --        --            --           --              --           (36,985)     (36,985)
    Other comprehensive
      loss--Unrealized gain on
      investments...................       --        --            --           --             123                --          123
                                                                                                                         --------
  Comprehensive loss................                                                                                      (36,862)
  Issuance of common stock and
    warrants in connection with
    private placements, net of
    offering costs of $2,156........    2,759         3        36,440           --              --                --       36,443
  Issuance of common stock for
    acquisition of in-process
    research and development and
    license agreements..............      280        --         5,356           --              --                --        5,356
  Issuance of common stock to
    Clayton Foundation in connection
    with research agreements........       36        --         1,191           --              --                --        1,191
  Issuance of common stock to AVI
    Biopharma, Inc..................      100        --         2,825           --              --                --        2,825
  Issuance of common stock and
    warrants in connection with
    acquisition of Sparta
    Pharmaceuticals, Inc............      429        --         9,370           --              --                --        9,370
  Issuance of common stock upon
    exercise of warrants and stock
    options.........................      820         1         5,489           --              --                --        5,490
  Issuance of common stock in
    connection with employee stock
    purchase plan...................       23        --           227           --              --                --          227
  Issuance of common stock to Tako
    Ventures, LLC...................       61        --           379           --              --                --          379
  Issuance of warrants to Tako
    Ventures, LLC in connection with
    promissory note.................       --        --         2,000           --              --                --        2,000
  Compensation expense from stock
    option grants to consultants and
    vendors.........................       --        --         1,419                           --                --        1,419
  Deferred compensation.............       --        --           947         (947)             --                --           --
  Amortization of deferred
    compensation....................       --        --                        112              --                --          112
                                       ------      ----      --------        -----           -----          --------     --------
Balances at December 31, 1999.......   25,478      $ 25      $138,461        $(835)          $  (5)         $(92,878)    $ 44,768
                                       ======      ====      ========        =====           =====          ========     ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Operating activities:
  Net loss..................................................  $(36,985)  $(15,577)  $(15,996)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       910        585        470
    Amortization of deferred compensation...................       112         --         --
    Gain on sale of property and equipment..................        --        (19)        --
    Amortization of loan commitment fee.....................     2,000         --         --
    Expense related to stock options and warrants granted to
      non-employees.........................................     1,419        188        331
    Non-cash charges related to acquisition of in-process
      research and development..............................    10,850         --      2,625
    Non-cash charges related to acquisition of license
      agreements............................................       916         --         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (1,005)      (648)        57
      Inventories...........................................      (123)       183        146
      Prepaid expenses and other assets.....................    (2,166)        (7)      (599)
      Accounts payable and other liabilities................       467      1,520       (159)
      Due to related parties................................        --         --       (334)
      Amount due under asset purchase agreements............        --         --       (500)
                                                              --------   --------   --------
Net cash used in operating activities.......................   (23,605)   (13,775)   (13,959)
Investing activities:
  Purchase of marketable securities.........................    (5,725)    (5,363)      (167)
  Maturities of marketable securities.......................     2,240      2,077         --
  Purchase of property and equipment........................      (457)      (672)    (2,556)
  Sale of property and equipment............................        --         96         --
  Acquisition of Sparta Pharmaceuticals, net of cash
    acquired................................................       510         --         --
  Acquisition of developed technology.......................        --         --       (150)
  Purchase of equity investment in related party............    (2,500)        --       (500)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (5,932)    (3,862)    (3,373)
Financing activities:
  Issuance of common stock, net of issuance costs...........    43,469      2,925     34,635
  Repurchase of common stock................................        --         --     (7,892)
                                                              --------   --------   --------
Net cash provided by financing activities...................    43,469      2,925     26,743
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    13,932    (14,712)     9,411
Cash and cash equivalents at beginning of period............     8,614     23,326     13,915
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 22,546   $  8,614   $ 23,326
                                                              ========   ========   ========
Supplemental Disclosures of Cash Flow Information:
  Non-cash investing and financing activities:
    Issuance of common stock related to acquistion of
      developed technology..................................  $  1,040         --         --
    Issuance of common stock related to research
      agreement.............................................     1,191         --         --
    Issuance of common stock related to equity investment in
      related party.........................................     2,825         --         --

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    SuperGen, Inc. ("SuperGen", "we", "us" or the "Company") was incorporated in California in March 1991. We changed our state of incorporation to Delaware in 1997. We are an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of oncology therapies for solid tumors and hematological malignancies. We operate in one industry segment -- the pharmaceutical industry.

PRINCIPLES OF CONSOLIDATION

    Our consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. ("Sparta") from August 12, 1999, the date of acquisition, and two wholly-owned subsidiaries, which are immaterial.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

    Our net sales relate principally to two pharmaceutical products. We recognize sales revenue upon shipments to customers, with allowances provided for estimated returns and exchanges. Cash advance payments received in connection with distribution agreements or research grants are deferred and recognized ratably over the period of the respective agreements.

    Our principal customers are clinics, hospitals and hospital buying groups in the United States and drug distributors and wholesalers in the United States and Europe. We do not require collateral from our customers.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with initial maturities of three months or less and money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant market risk.

    Marketable securities consist of corporate or government debt securities and equity securities that have a readily ascertainable market value and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in equity.

ADVERTISING EXPENSE

    Advertising costs are expensed as incurred. We incurred advertising costs of $731,000 in 1999, $418,000 in 1998 and $227,000 in 1997.

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT

    Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

EQUITY INVESTMENTS

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

INVENTORIES

    Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

                                                                1999       1998
                                                              --------   --------
Raw materials...............................................   $  183     $  210
Work in process.............................................      935        511
Finished goods..............................................      250        524
                                                               ------     ------
                                                               $1,368     $1,245
                                                               ======     ======

    Bulk materials for our primary pharmaceutical product must be purified at a United States Food and Drug Administration (FDA) approved facility that meets stringent Good Manufacturing Practices standards. We currently use a single vendor to perform this manufacturing process using our own equipment located at the vendor's site. We have contracted with a separate vendor to manufacture the Nipent finished dosage at its approved facility. In addition, we store the majority of our bulk raw materials at a single storage location. Although there are a limited number of vendors who may be qualified to perform these services, we believe that other vendors could be engaged to provide similar services on comparable terms. However, the time required to locate and qualify other vendors or replace lost bulk inventory could cause a delay in manufacturing that might be financially and operationally disruptive.

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

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property, plant and equipment consist of the following at December 31 (in thousands):

                                                               1999       1998
                                                             --------   --------
Land and building..........................................  $ 1,983     $1,867
Equipment..................................................      592        509
Furniture and fixtures.....................................    1,686      1,395
                                                             -------     ------
Total property and equipment...............................    4,261      3,771
Less accumulated depreciation and amortization.............   (1,338)      (832)
                                                             -------     ------
Property, plant and equipment, net.........................  $ 2,923     $2,939
                                                             =======     ======

DEVELOPED TECHNOLOGY

    Developed technology related to the acquisition of Nipent is being amortized to cost of sales on a units-manufactured basis over a period expected to approximate six years. Developed technology related to other acquired products is being amortized on a straight-line basis over five years. Accumulated amortization was $379,000 and $155,000 at December 31, 1999 and 1998, respectively. Recoverability of developed technology is periodically assessed based upon expected future cash flows of the related product.

INTANGIBLE ASSETS

    Intangible assets, including trademarks, covenants not to compete, acquired workforce and customer lists, are stated at cost and amortized on a straight-line basis over their estimated useful lives of six months to five years. Goodwill, which represents the excess of acquisition cost over the net assets acquired, is being amortized on a straight-line basis over five years. As of December 31, 1999 accumulated amortization was $179,000.

MAJOR CUSTOMERS

    Our major customers include a number of buying groups. The percentage of sales of each of these major customers to total net sales for the years ended December 31 were as follows:

                                                               1999       1998       1997
                                                             --------   --------   --------
Warner-Lambert Company.....................................     27%        20%        --%
Customer A.................................................     15         10         10
Customer B.................................................      8         10          9
Customer C.................................................      8          6         16
Customer D.................................................      8          0         10
Customer E.................................................      7         16         12
Customer F.................................................      3          1         11
All others.................................................     24         37         32
                                                               ---        ---        ---
Total......................................................    100%       100%       100%
                                                               ===        ===        ===

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

    As we have reported operating losses each period since our inception, the effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted loss per share are the same. The anti-dilutive securities that we have omitted from the calculation of basic net loss per common share are disclosed in Notes 3 and 4.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 1999, there have been no such losses.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on our results of operations or financial condition when adopted as we hold no derivative financial instruments and do not currently engage in hedging activities.

RECLASSIFICATIONS

    We have reclassified certain prior year amounts, as well as amounts reported in Forms 10-Q filed in 1999, to conform to the current year's presentation.

                                 SUPERGEN, INC.

2. AVAILABLE-FOR-SALE-SECURITIES

    The following is a summary of available-for-sale securities (in thousands):

                                                                          UNREALIZED
                                                              AMORTIZED     GAINS      ESTIMATED
                                                                COST       (LOSSES)    FAIR VALUE
AT DECEMBER 31, 1999:                                         ---------   ----------   ----------
U.S. corporate debt securities..............................   $24,609      $ (10)      $24,599
Marketable equity securities................................     5,492          5         5,497
                                                               -------      -----       -------
  Total.....................................................   $30,101      $  (5)      $30,096
                                                               =======      =====       =======
AT DECEMBER 31, 1998:
U.S. corporate debt securities..............................   $ 2,220      $   2       $ 2,222
U.S. government debt securities.............................     1,223         11         1,234
Marketable equity security..................................       167       (141)           26
                                                               -------      -----       -------
  Total.....................................................   $ 3,610      $(128)      $ 3,482
                                                               =======      =====       =======

    Balance sheet classification:
AT DECEMBER 31, 1999:
Amounts included in cash and cash equivalents...............   $17,834      $   4       $17,838
Marketable securities.......................................     5,017         (9)        5,008
Investment in stock of related parties......................     5,325        113         5,438
Other assets................................................     1,925       (113)        1,812
                                                               -------      -----       -------
  Total.....................................................   $30,101      $(118)      $30,096
                                                               =======      =====       =======
AT DECEMBER 31, 1998:
Amounts included in cash and cash equivalents...............   $   157      $  --       $   157
Marketable securities.......................................     3,286         13         3,299
Other assets................................................       167       (141)           26
                                                               -------      -----       -------
  Total.....................................................   $ 3,610      $(128)      $ 3,482
                                                               =======      =====       =======

    Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

                                                               ESTIMATED FAIR
                                                                    VALUE
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Debt securities
  Due in one year or less..................................  $22,846     $1,391
  Due after one year through three years...................    1,753      2,065
                                                             -------     ------
                                                              24,599      3,456
Marketable equity securities...............................    5,497         26
                                                             -------     ------
  Total....................................................  $30,096     $3,482
                                                             =======     ======

    Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 1999 and 1998 were not material.

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY

COMMON STOCK

    In September 1999, we issued 561,000 shares of unregistered common stock to an institutional investor. As part of this transaction we also issued to the investor three-year warrants to purchase 336,600 shares of our common stock at a price of $20.00 per share. As partial compensation to the placement agent, we issued 30,855 five-year warrants to purchase unregistered common stock at $20.00 per share. After deducting $500,000 in commissions and fees from the gross proceeds of $9,099,000, the net proceeds from this transaction totaled $8,599,000.

    In September 1999, we issued 469,819 shares of unregistered common stock to a group of institutional investors. As part of this transaction we also issued to the investors three-year warrants to purchase 140,946 shares of our common stock at a price of $22.50 per share. Additionally, the investors were issued two-year warrants to purchase an aggregate of 140,946 shares of our common stock, with 46,981, 46,981 and 46,984 warrants having exercise prices of $30, $45 and $60 per share, respectively. As partial compensation to the placement agent, we issued five-year warrants to purchase 26,161 shares of our common stock at $22.075 per share. After deducting $495,000 in commissions and fees from the gross proceeds of $8,250,000, the net proceeds from this transaction totaled $7,755,000.

    In September 1999, we issued 64,243 shares of unregistered common stock to an institutional investor. As part of this transaction we also issued three-year warrants to purchase 19,273 shares of our common stock at a price of $22.1875 per share. Additionally, the investor was issued two-year warrants to purchase an aggregate of 19,273 shares of our common stock, with 6,244, 6,244 and 6,245 warrants having exercise prices of $30, $45 and $60 per share, respectively. As partial compensation to the placement agent, we issued five-year warrants to purchase 3,975 shares of our common stock at $22.01 per share. After deducting $75,000 in commissions and fees from the gross proceeds of $1,250,000, the net proceeds from this transaction totaled $1,175,000.

    In August 1999, we issued 463,600 shares of registered common stock to an institutional investor. As part of this transaction we also issued to the investor three-year warrants to purchase 231,800 shares of common stock at a price of $18.00 per share and granted registration rights in connection with these warrants. As partial compensation to the placement agent, we issued 25,498 five-year warrants to purchase unregistered common stock at $18.00 per share. After deducting $414,000 in commissions and fees from the gross proceeds of $7,520,000, the net proceeds from this transaction totaled $7,106,000.

    In May 1999, we issued 1,000,000 shares of registered common stock to an institutional investor, for net proceeds totaling $9,728,000. In June 1999, we issued 200,000 shares of registered common stock to two institutional investors. The net proceeds from these two institutional investors totaled $2,080,000.

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

    In December 1998, we closed a private placement and issued 460,000 shares of unregistered restricted common stock for net proceeds of $2,632,000. We granted registration rights in connection with this transaction. This transaction reflected a discount of 4% to a weighted average stock price for

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
a specific period of time prior to the purchase. The method of calculation of the purchase price and the related discount resulted from arms-length negotiations with the purchaser, an institutional investor.

    In December 1997, we entered into an agreement to acquire certain intellectual property rights related to a compound in development in exchange for shares of unregistered restricted common stock and $50,000 in cash. We did not grant registration rights in connection with this transaction. In March 1998, this agreement was finalized and we issued 74,416 shares of unregistered restricted common stock.

    In September 1997, we issued 183,458 shares of unregistered restricted common stock to acquire exclusive worldwide rights to a patented anticancer compound, rubitecan. We did not grant registration rights in connection with this transaction.

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

    In June 1997, we entered into an agreement with Tako Ventures, LLC ("Tako"), an investment entity controlled by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement of unregistered restricted common stock. Under this agreement, Tako purchased 1,700,000 shares of unregistered restricted common stock in July 1997 for $15.3 million and was issued an option, which it exercised in November 1997, to purchase 850,000 additional shares of unregistered restricted common stock at $9.00 per share. Related offering costs were $268,000. In connection with the purchases of stock under this agreement:

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

    This agreement contains provisions regarding sales or issuances of stock below a set minimum price of $9.00 per share during a two-year period commencing June 1997. Sales or issuances of stock below the set minimum price would result in adjustments to the exercise price of the Tako warrants and the issuance of additional shares of common stock, at no cost to Tako. As the sales price of the shares sold in the December 1998 private placement was below the set minimum price, we issued an additional 107,333 shares to Tako and reduced the warrant exercise price for 230,000 shares from $13.50 to $10.35.

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
    The initial purchase of shares under this agreement reflected a discount to market of approximately 20%. We have calculated the aggregate value of the options and warrants issued in this transaction, using the Black Scholes valuation model, to be approximately $6.7 million.

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

    The stock purchase agreement with Tako also gave Tako certain rights to participate in future sales of common stock at comparable terms and conditions. In January 1999, Tako exercised its rights and purchased 61,350 shares of unregistered common stock for a purchase price of $379,000, net of fees. Tako was granted registration rights in connection with this transaction.

WARRANTS

    At December 31, 1999, warrants to purchase the following shares of our common stock were outstanding:

                        NUMBER OF SHARES   EXERCISE PRICE   ISSUE DATE    EXPIRATION DATE
                        ----------------   --------------   ----------   -----------------
Publicly traded.......     3,730,740       $         9.00      1996                   2001
                             220,124                18.18      1999                   2001
Non-publicly traded...        99,050                 5.00      1995                   2000
                             278,500                 7.20      1996                   2001
                           1,045,000                13.50      1997                   2007
                             230,000                10.35      1997                   2007
                             500,000                11.00      1998                   2004
                           1,143,575         12.00-655.31      1999              2001-2004
                           ---------
Total.................     7,246,989
                           =========

    In addition, upon exercise, the holders of the $7.20 warrants to purchase 278,500 shares will receive an additional warrant to acquire 278,500 shares at $9.00 per share. These additional warrants will expire in 2001.

    On September 20, 1999 we issued a notice of redemption of our 1996 publicly traded $9.00 warrants. We will redeem any of these warrants that are outstanding as of April 16, 2000 at a price of $0.25 per share. Under the terms of the warrant agreement defining the rights of these warrants, all rights of warrant holders other than the right to receive the redemption price per warrant equal to $0.25 per warrant will terminate from and after April 16, 2000.

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)

SHARES RESERVED FOR FUTURE ISSUANCE

    We have reserved shares of common stock for future issuance as follows:

                                                             DECEMBER 31,
                                                         ---------------------
                                                           1999        1998
                                                         ---------   ---------
Stock options outstanding..............................  3,359,963   3,232,176
Stock options, available for grant.....................    114,115     191,968
Warrants to purchase common stock......................  7,246,989   5,623,563
Shares available for Employee Stock Purchase Plan......     60,674      83,869

4. STOCK OPTION PLANS

    We have 4,400,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

    A summary of our stock option activity and related information follows:

                                                                  OPTIONS OUTSTANDING
                                                   -------------------------------------------------
                                                               WEIGHTED                   WEIGHTED
                                                               AVERAGE                  AVERAGE FAIR
                                                   NUMBER OF   EXERCISE     OPTIONS       VALUE AT
                                                    SHARES      PRICE     EXERCISABLE    GRANT DATE
                                                   ---------   --------   -----------   ------------
Balance at January 1, 1997.......................  1,906,000    $ 5.46       882,062
Granted at fair value............................    949,000     14.65                     $7.53
Exercised........................................   (161,250)     3.38
Forfeited........................................    (51,686)    11.50
                                                   ---------
Balance at December 31, 1997.....................  2,642,064      8.80     1,384,425
Granted at fair value............................    759,898      8.76                      4.60
Exercised........................................   (134,489)     1.43
Forfeited........................................    (35,297)    10.40
                                                   ---------
Balance at December 31, 1998.....................  3,232,176      9.08     1,825,972
Granted at fair value............................    657,353     14.77                      8.95
Granted at less than fair value..................    124,000     12.56                      8.76
Exercised........................................   (557,233)     6.68
Forfeited........................................    (96,333)     8.41
                                                   ---------
Balance at December 31, 1999.....................  3,359,963    $10.72     2,113,791
                                                   =========

                                 SUPERGEN, INC.

4. STOCK OPTION PLANS (CONTINUED)
    Information concerning the options outstanding at December 31, 1999 is as follows:

                                                          OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                                      ---------------------------   ----------------------
                                                      WEIGHTED       WEIGHTED                     WEIGHTED
                                                      AVERAGE        AVERAGE                      AVERAGE
                                                      EXERCISE      REMAINING         NUMBER      EXERCISE
RANGE                                      NUMBER      PRICE     CONTRACTUAL LIFE   EXERCISABLE    PRICE
-----                                     ---------   --------   ----------------   -----------   --------
$0.135 to $5.875........................    681,386    $ 4.71          6.55            486,908     $ 4.43
 6.00 to 6.50...........................    607,577      6.09          6.69            541,041       6.04
 6.56 to 12.00..........................    599,701      9.40          8.39            231,916      10.01
 12.06 to 14.75.........................    640,699     13.47          7.50            451,229      13.44
 14.94 to 17.50.........................    617,500     15.69          7.99            397,747      15.61
 18.00 to 31.81.........................    213,100     24.14          9.84              4,950      21.37
                                          ---------                                  ---------
$0.135 to $31.81........................  3,359,963    $10.72          7.55          2,113,791     $ 9.52
                                          =========                                  =========

    During the year ended December 31, 1999, in connection with the grant of certain stock options to employees and officers, we recorded deferred stock compensation for financial statement reporting purposes of $947,000, representing the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes on the date the stock options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized to expense on a straight line basis over four years, the vesting period of the options. During the year ended December 31, 1999, we recorded amortization of deferred stock compensation expense of $112,000.

    Pro forma information regarding net loss and net loss per share is required by FASB Statement 123. We calculated this pro-forma information using the fair value method of accounting for employee stock options under that Statement. We estimated the fair value for these options at the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
Risk-free interest rate...................................    5.34%      5.39%      6.34%
Dividend yield............................................      --         --         --
Expected volatility.......................................     0.7        0.6        0.6
Expected life (in years)..................................     4.9        4.4        4.4

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. Employee stock options have characteristics significantly different than those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility, and changes in the subjective input assumptions can materially affect the estimate of fair value of an employee stock option. Therefore, in our opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

                                 SUPERGEN, INC.

4. STOCK OPTION PLANS (CONTINUED)
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
Pro forma net loss (in thousands)..............  $(43,836)  $(19,073)  $(18,332)
Pro forma loss per share.......................     (1.88)     (0.94)     (0.98)

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT

SPARTA PHARMACEUTICALS, INC.

    In August 1999, we completed our acquisition of Sparta
Pharmaceuticals, Inc., a biopharmaceutical company engaged in developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases, and inflammation.

    On the effective date of the merger, Sparta became a wholly-owned subsidiary of the Company. The Company issued 429,082 shares of its common stock, with a fair value of $7,800,000, and 220,945 common stock warrants, with a fair value of $1,558,000, to former Sparta stockholders. The Company assumed approximately
2.9 million options and warrants to purchase Sparta common stock and converted such options to SuperGen options and warrants to acquire approximately 110,600 shares of SuperGen common stock. The $12,000 value of the options assumed is included in the purchase price and as a component of stockholders' equity in the consolidated financial statements. Additionally, the Company recorded transaction related costs of approximately $262,000, which when aggregated with the above consideration brings the total cost of the acquisition to $9,632,000.

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
                                                              ----------
                                                              $7,450,000
                                                              ==========

    Acquired in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to acquired in-process research and development meeting the above criteria must be charged to expense at the date of consummation of

                                 SUPERGEN, INC.

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED) the purchase business combination. Accordingly, we recorded a non-recurring charge for this acquired in-process research and development at the date of acquisition.

    The allocation of the purchase price for Sparta resulted in goodwill of approximately $1.4 million and intangibles and work force value of $500,000. Goodwill and intangibles will be amortized over five years and work force value over six months.

    The following unaudited pro forma financial summary is presented as if the operations of the Company and Sparta were combined as of January 1, 1999. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $7,450,000 are not reflected in the following pro forma financial summary:

PRO FORMA FINANCIAL SUMMARY

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                                                         -----------   ----------
                                                               (UNAUDITED)
                                                         (IN THOUSAND, EXCEPT PER
                                                              SHARE AMOUNTS)
Net sales..............................................    $  5,032     $  3,617
Net loss...............................................     (31,514)     (19,639)
Basic and diluted net loss per share...................    $  (1.35)    $  (0.96)

DECITABINE

    In September 1999, we acquired the worldwide rights to decitabine, a chemotherapeutic agent owned by Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals. Decitabine is a pyrimidine analog that has a mechanism of action that is unique from other chemically related compounds, such as gemcitabine and cytosine arabinoside. Decitabine's mechanism is related to DNA hypomethylation. The FDA has not granted marketing approval to use decitabine for the treatment of any disease.

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

OTHER ACQUISITIONS

    In December 1999, we entered into license and research agreements with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the agreements, we acquired worldwide rights to inhaled versions of formulations of camptothecins, including rubitecan, and taxanes, including paclitaxel (Taxol). The license rights were acquired for 28,799 shares of common stock with an aggregate value of $916,000, which we charged to research and development. The Clayton Foundation agreed to perform the research in exchange for 36,130 shares of common stock. As the research had not started as of December 31, 1999, the aggregate value of the shares of $1,191,000 has been included in prepaid expenses and other current assets.

                                 SUPERGEN, INC.

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)

    In July 1999, we acquired the Surface Safe product line from Aldorr Inc., a medical technology development company. Surface Safe is a two-step towelette disposable cleaning system used to decontaminate work surfaces where chemotherapeutic preparation is conducted. Aldorr assigned us patents and trademarks related to the Surface Safe product line and granted us an irrevocable, exclusive, worldwide, perpetual and royalty-free license to use the licensed know-how and any other intellectual property owned or licensed by Aldorr related to the Surface Safe product line. Aldorr will provide technology transfer assistance over a brief transitional period and has agreed not to compete with us in this marketplace for a period of five years. We also obtained a customer list from Aldorr. The aggregate value of the 79,546 shares of our unregistered common stock paid to Aldorr was estimated to be $1,040,000, and was allocated to the covenant not to compete, the customer list, trademark, and the developed technology based on estimated fair values on the acquisition date. The recorded assets will be amortized over five years.

    In December 1997, we entered into an agreement to acquire certain intellectual property rights related to a compound in development in exchange for $1,000,000 in shares of unregistered SuperGen common stock (which was valued at $750,000 for accounting purposes) and $50,000 in cash. We recorded the total consideration as a charge to in-process research and development in 1997 and issued 74,416 shares of unregistered common stock in March 1998.

    In September 1997, we acquired exclusive worldwide rights to a patented anticancer compound, rubitecan, from the Stehlin Foundation for Cancer Research ("Stehlin"). We paid consideration of $2,500,000 in shares of SuperGen common stock (which constituted 183,458 shares of such stock, was valued at $1,875,000 for accounting purposes and was recorded as a charge for the acquisition of in-process research and development). We also agreed to make monthly cash payments to Stehlin of $100,000 until the earlier of the date of FDA marketing approval of rubitecan or four years. We paid Stehlin $1,200,000 in 1999, $1,300,000 in 1998, and $600,000 in 1997. Our agreement with Stehlin also calls for additional payments in SuperGen common stock upon the achievement of specified milestones and royalties on any product sales.

    In November 1999, we amended our agreement with Stehlin to broaden the definition of licensed compounds to include certain analogues of rubitecan. Under these agreements, we increased our monthly cash payments to $200,000 and are required to seek commercial applications for rubitecan. We are required to pay the Stehlin Foundation approximately $10 million for research and must make cash royalty payments and cash or stock milestone payments to the Stehlin Foundation as we develop and commercialize rubitecan.

    In May 1997, we entered into a supply agreement for an ongoing source of bulk paclitaxel, an anticancer drug currently sold by Bristol-Myers Squibb Company under the tradename Taxol. Under this agreement we paid $400,000 in 1997 and we charged that payment to research and development expense. We have no further obligation to this supplier although we may purchase bulk paclitaxel from them in the future.

    In January 1997, we purchased from Immunex Corporation the rights to its version of the generic anticancer drug etoposide. The acquisition included the Abbreviated New Drug Application, Immunex's inventory of the product, records relating to the production of etoposide, and data, information and know-how relating to the manufacture, testing, storage and regulatory status of etoposide. We paid approximately $1,315,000 in cash of which we allocated $334,000 to inventory and $150,000 to

                                 SUPERGEN, INC.

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED) developed technology. We recorded the remainder of the purchase price as a charge for the acquisition of in-process research and development.

6. AGREEMENTS WITH ABBOTT LABORATORIES

    In December 1999, we entered into agreements with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute our products, and invest in shares of our common stock.

    One agreement covers the development, marketing and distribution of rubitecan. Under this agreement, we will co-promote rubitecan with Abbott within the United States and Abbott has exclusive rights to market rubitecan outside the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside of the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and to obtain regulatory approval of the product in the United States, Canada and the member states of the European Union. Abbott is responsible for obtaining regulatory approval of the product in the other countries in the world. We will retain responsibility for manufacturing, packaging, sterilization and labeling of the product and Abbott shall be the exclusive distributor of the product throughout the world.

    In addition, under the agreements Abbott will purchase shares of our common stock in an amount of up to $81.5 million in nine tranches over a period of time and will make other cash payments to us which, when aggregated with the equity investments, amount to approximately $150 million. The purchase price of the common stock acquired by Abbott will be determined based on the market price of our common stock on the purchase date. In January 2000, Abbott made a $26.5 million equity investment in connection with the first of the nine tranches. Each subsequent equity investment and cash payment is conditioned upon the achievement of certain regulatory and product sale milestones.

    We also granted Abbott an option to purchase up to 49% of the shares of our common stock outstanding at the time of the exercise. The exercise price is $85 per share, and the option expires in March 2003. Abbott's ability to exercise the option is conditioned upon, among other things, the continued effectiveness of the worldwide distribution agreement for rubitecan-related products. In addition Abbott has a right of first discussion with respect to our product portfolio and a right of first refusal to acquire us.

    Under the terms of the December 1999 Nipent distribution agreement, Abbott will become the exclusive U.S. distributor of Nipent for a period of five years. We retain U.S. marketing rights for Nipent. In accordance with this agreement, in January 2000, Abbott made a $5 million cash payment to the Company. This amount is included in other accounts receivable and deferred revenue at December 31, 1999.

7. RELATED PARTY TRANSACTIONS

    In December 1999, we entered into an agreement with AVI BioPharma Inc. ("AVI") whereby we acquired one million shares of AVI common stock, which amounted to approximately seven and one half percent (7.5%) of AVI's outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. As part of the agreement, we also acquired exclusive negotiating rights through February 2000 for the United States market for Avicine, AVI's proprietary

                                 SUPERGEN, INC.

7. RELATED PARTY TRANSACTIONS (CONTINUED) cancer vaccine currently in late-stage clinical testing against a variety of solid tumors. Avicine is a non-toxic immunotherapy that neutralizes the effect of a tumor-associated antigen on cancer cells, while stimulating the body's immune system to react against the foreign tumor. The president of AVI is a member of our Board of Directors. The president and chief executive officer of SuperGen is a member of the Board of Directors of AVI.

    In March 1999, we entered into a promissory note with Tako, whereby Tako agreed to advance us up to $5,000,000 through December 31, 1999. Advances under this agreement would be secured by substantially all our assets. In connection with this transaction, we issued Tako a five-year warrant to acquire 500,000 shares of unregistered common stock at an exercise price of $11.00 per share. We calculated the value of the warrant at $2,000,000 using the Black-Scholes valuation model. In September 1999, we terminated this promissory note thereby releasing any security interest that Tako had in our assets. The value of the warrant was charged to expense in 1999.

    At the beginning of 1998, we had consulting agreements with two stockholders, who were both then directors of the Company. Both individuals resigned their directorships in 1998 and we made no payments in 1998 pursuant to their consulting agreements. In August 1997, we advanced $240,000 to one of these individuals as payment for services to be performed under the terms of his consulting agreement for the ensuing two years. Of the total payments made to this director/stockholder in 1997 of $356,000, $156,000 was included in general and administrative expenses. In September 1998, the Board of Directors terminated this consulting agreement and forgave the amount due relating to services not yet rendered, and we charged the remaining $200,000 to general and administrative expense in 1998.

    Formerly, two SuperGen directors were directors of a privately-held company conducting research and development work partially funded by SuperGen. We provided research funding to this company of $245,000 in 1998, and $325,000 in 1997. In addition, we own less than 1% of this company as of December 31, 1999 and 1998. We carry our investment in this company at no value.

    At December 31, 1999 and 1998, we owned 10% of another privately-held company performing research and development work almost exclusively for SuperGen as well as selling SuperGen certain research supplies. We paid this company $448,000 in 1999, $331,000 in 1998, and $464,000 in 1997 for services and supplies. We carry our investment in this company at no value.

    Two SuperGen director/stockholders are directors and stockholders of a privately-held development stage biotechnology company headquartered in Israel. In June 1997, we made an equity investment of $500,000 in this company's preferred stock, which represents less than 1% of the outstanding shares as of December 31, 1999. We carry our investment in this company at cost. In
November 1997, we leased approximately one-third of the laboratory square footage at the SuperGen Pharmaceutical Research Institute to this company for $3,000 per month for three years, plus its pro-rata share of specified common expenses. We also completed certain building and laboratory improvements and purchased furniture on behalf of this company for a total of approximately $750,000, which is to be reimbursed. As of December 31, 1999 and 1998, $450,000 of the amount to be reimbursed was unpaid and is classified as due from related party.

                                 SUPERGEN, INC.

8. COMMITMENTS AND CONTINGENCIES

    We lease our administrative facilities under a noncancelable operating lease, which may be renewed for one period of five years. Future minimum rentals under all operating leases with terms greater than one year are as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................   $  310
2001........................................................      380
2002........................................................      273
2003........................................................      272
2004 and thereafter.........................................      723
                                                               ------
                                                               $1,958
                                                               ======

    Rent expense was $283,000 in 1999, $259,000 in 1998, and $155,000 in 1997.

    We maintain an employment contract with one key employee requiring payments of $750,000 in 2000.

    We also have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 1999.

    We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies.

9. INCOME TAXES

    The significant components of our deferred tax assets at December 31 are as follows (in thousands):

                                                            1999       1998
                                                          --------   --------
Net operating loss carryforwards........................  $ 32,810   $ 16,140
Purchased in-process technology.........................     1,720      1,930
Research and development credit carryforwards...........     2,370      1,090
Capitalized research and development....................     5,260        920
Other...................................................       220         50
                                                          --------   --------
Total deferred tax assets...............................    42,380     20,130
Valuation allowance.....................................   (42,380)   (20,130)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    The valuation allowance increased by $22,250,000 during 1999, and by $6,030,000 during 1998.

    As of December 31, 1999 we had net operating loss carryforwards for federal income tax purposes of approximately $94,000,000 expiring in the years 2008 through 2019. At December 31, 1999, we had

                                 SUPERGEN, INC.

9. INCOME TAXES (CONTINUED)
research and development credit carryforwards for federal income tax purposes of approximately $1,800,000 which expire in the years 2008 through 2014.

    Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of certain of our tax net operating loss carryforwards and tax credit carryforwards are subject to an annual limitation. As a result of the annual limitation, a portion of these carryforwards will expire before ultimately becoming available to reduce future income tax liabilities.

10. EMPLOYEE BENEFIT PLANS

    In December 1996, we adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with over six months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, up to 3% of each participant's annual compensation. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $120,000 in 1999, $102,000 in 1998, and $97,000 in 1997.

    In May 1998 we established the 1998 Employee Stock Purchase Plan ("ESPP") and reserved 100,000 shares of common stock for issuance thereunder. Employees participating in the ESPP are granted the right to purchase shares of common stock at a price per share that is the lower of:

    - 85% of the fair market value of a share of common stock on the first day of an offering period or,

    - 85% of the fair market value of a share of common stock on the last day of that offering period.

    In 1999, we issued 9,022 and 14,173 shares through the ESPP at $15.19 and $6.38, respectively. In 1998, we issued 16,131 shares through the ESPP at $6.38 per share.

11. SUBSEQUENT EVENT

    On February 18, 2000, we entered into an agreement with AMUR
Pharmaceuticals, Inc. ("AMUR") to purchase their patents and patent applications in exchange for 15,000 shares of our common stock and 200,000 warrants to purchase our common stock. The warrants have a term of two years and an exercise price of $40.00 per share. The transaction is subject to several conditions, including our board approval and AMUR board and shareholder approval.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2000.

                                                       SUPERGEN, INC.

                                                       By:             /s/ JOSEPH RUBINFELD
                                                            -----------------------------------------
                                                                         Joseph Rubinfeld
                                                              CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                                                             DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each such person whose signature appears below constitutes and appoints, jointly and severally, Joseph Rubinfeld and Ronald H. Spair, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chief Executive Officer,
                /s/ JOSEPH RUBINFELD                     President and Director
     -------------------------------------------         (Principal Executive          March 16, 1999
                 (Joseph Rubinfeld)                      Officer)

                 /s/ RONALD H. SPAIR                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 16, 1999
                  (Ronald H. Spair)                      Accounting Officer)

                  /s/ DENIS BURGER
     -------------------------------------------       Director                        March 16, 1999
                   (Denis Burger)

               /s/ LAWRENCE J. ELLISON
     -------------------------------------------       Director                        March 16, 1999
                (Lawrence J. Ellison)

                 /s/ WALTER J. LACK
     -------------------------------------------       Director                        March 16, 1999
                  (Walter J. Lack)

                 /s/ JULIUS A. VIDA
     -------------------------------------------       Director                        March 16, 1999
                  (Julius A. Vida)

                   /s/ DANIEL ZURR
     -------------------------------------------       Director                        March 16, 1999
                    (Daniel Zurr)