Form 10-Q
period 2000-03-31
SUPERGEN INC
filed 2000-05-15
CIK 919722

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 10, 2000, was 32,656,939.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  NO.
                                                                                --------
PART I            FINANCIAL INFORMATION

         Item 1-- Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2000 and
                    December 31, 1999.........................................         3

                  Consolidated Statements of Operations for the three month
                    periods ended March 31, 2000 and 1999.....................         4

                  Consolidated Statements of Cash Flows for the three month
                    periods ended March 31, 2000 and 1999.....................         5

                  Notes to Consolidated Financial Statements..................         6

         Item 2-- Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................        10

         Item 3-- Quantitative and Qualitative Disclosures of Market Risk.....        16

PART II           OTHER INFORMATION

         Item 2-- Changes in Securities and Use of Proceeds...................        17

         Item 6-- Exhibits and Reports on Form 8-K............................        18

SIGNATURES....................................................................        19

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................   $ 119,530      $ 22,546
  Marketable securities.....................................      10,770         5,008
  Accounts receivable, net..................................       1,105         1,754
  Other receivables.........................................          --         5,000
  Inventories...............................................       1,434         1,368
  Due from related parties..................................          --        17,748
  Prepaid expenses and other current assets.................       3,323         2,879
                                                               ---------      --------
    Total current assets....................................     136,162        38,555

Property, plant and equipment, net..........................       3,454         2,923
Developed technology at cost, net...........................       1,674         1,707
Goodwill and other intangibles, net.........................       1,911         2,036
Investment in stock of related parties......................      13,000         5,938
Due from related party......................................          --           450
Marketable securities--non-current..........................      10,200         1,812
Other assets................................................          59            57
                                                               ---------      --------
    Total assets............................................   $ 166,460      $ 53,478
                                                               =========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................   $   3,100      $  2,694
  Deferred revenue..........................................       1,000           894
  Accrued employee benefits.................................         838           955
                                                               ---------      --------
    Total current liabilities...............................       4,938         4,543

Deferred revenue--non-current...............................       3,917         4,167
                                                               ---------      --------
    Total liabilities.......................................       8,855         8,710
                                                               ---------      --------
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; none outstanding............................          --            --
  Common stock, $.001 par value; 40,000,000 shares
    authorized; 30,555,785 and 25,477,770 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively............................................          31            25
  Additional paid in capital................................     251,509       138,461
  Deferred compensation.....................................        (777)         (835)
  Accumulated other comprehensive gain (loss)...............       7,259            (5)
  Accumulated deficit.......................................    (100,417)      (92,878)
                                                               ---------      --------
    Total stockholders' equity..............................     157,605        44,768
                                                               ---------      --------
    Total liabilities and stockholders' equity..............   $ 166,460      $ 53,478
                                                               =========      ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Net sales revenue.........................................  $   695    $   916
  Other revenue.............................................      144         --
                                                              -------    -------
    Total revenue...........................................      839        916

Operating expenses:
  Cost of sales.............................................      124        708
  Research and development..................................    6,347      3,120
  Selling, general, and administrative......................    2,936      2,095
                                                              -------    -------
    Total operating expenses................................    9,407      5,923
                                                              -------    -------
Loss from operations........................................   (8,568)    (5,007)

Interest income.............................................    1,029        140
                                                              -------    -------
Net loss....................................................  $(7,539)   $(4,867)
                                                              =======    =======
Basic net loss per share....................................  $ (0.27)   $ (0.23)
                                                              =======    =======
Weighted average shares used in basic net loss per share
  calculation...............................................   27,912     21,063
                                                              =======    =======

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net loss..................................................  $ (7,539)  $(4,867)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       351       185
    Expense related to stock options and warrants granted to
      non-employees.........................................        --        43
    Amortization of deferred revenue........................      (144)       --
    Changes in operating assets and liabilities:
      Accounts receivable...................................       649      (164)
      Inventories...........................................       (66)       96
      Prepaid expenses and other assets.....................      (446)   (1,312)
      Other receivables.....................................     5,000        --
      Accounts payable and other liabilities................       289       803
      Due from related parties..............................        --       (10)
                                                              --------   -------
Net cash used in operating activities.......................    (1,906)   (5,226)
Investing activities:
  Purchases of marketable securities........................   (13,807)       --
  Sales or maturities of marketable securities..............      (141)    2,035
  Purchase of property and equipment........................      (216)      (35)
                                                              --------   -------
Net cash provided by (used in) investing activities:........   (14,164)    2,000
Financing activities:
  Issuance of common stock, net of issuance costs...........   113,054       362
                                                              --------   -------
Net cash provided by financing activities...................   113,054       362
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........    96,984    (2,864)
Cash and cash equivalents at beginning of period............    22,546     8,614
                                                              --------   -------
Cash and cash equivalents at end of period..................  $119,530   $ 5,750
                                                              ========   =======

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information on a basis consistent with the audited financial statements for the year ended December 31, 1999 and in accordance with the instructions to Form 10-Q. The consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. and two other wholly owned subsidiaries, which are immaterial. The statements include all adjustments (consisting of normal recurring accruals) which in our opinion are necessary for a fair presentation of the results for the periods presented. The interim results are not necessarily indicative of results that may be expected for the full year.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

    We have reclassified certain prior year amounts to conform to the current year's presentation.

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

    The following is a summary of available-for-sale securities as of March 31, 2000 (in thousands):

                                                             GROSS
                                             AMORTIZED     UNREALIZED     ESTIMATED
                                               COST      GAINS (LOSSES)   FAIR VALUE
                                             ---------   --------------   ----------
U.S. corporate debt securities.............  $120,551        $  (83)       $120,468
Marketable equity securities...............     5,492         7,342          12,834
                                             --------        ------        --------
  Total....................................  $126,043        $7,259        $133,302
                                             ========        ======        ========

                                 SUPERGEN, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (CONTINUED) Balance sheet classification as of March 31, 2000 (in thousands):

                                                             GROSS
                                             AMORTIZED     UNREALIZED     ESTIMATED
                                               COST      GAINS (LOSSES)   FAIR VALUE
                                             ---------   --------------   ----------
Cash and cash equivalents..................  $ 99,851        $  (19)       $ 99,832
Marketable securities, current.............    10,800           (30)         10,770
Marketable securities, non-current.........    10,067           133          10,200
Investment in stock of related party.......     5,325         7,175          12,500
                                             --------        ------        --------
  Total....................................  $126,043        $7,259        $133,302
                                             ========        ======        ========

    Available-for-sale securities by contractual maturity (in thousands):

                                                        MARCH 31,    DECEMBER 31,
                                                           2000          1999
                                                        ----------   -------------
Debt securities:
Due in one year or less...............................   $110,602       $22,846
Due after one year through three years................      9,866         1,753
                                                         --------       -------
                                                          120,468        24,599
Marketable equity securities..........................     12,834         5,497
                                                         --------       -------
  Total...............................................   $133,302       $30,096
                                                         ========       =======

    There were no realized gains and losses for the three months ended March 31, 2000 and 1999.

NOTE 3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
Raw material..........................................   $  183        $  183
Work in process.......................................    1,086           935
Finished goods........................................      165           250
                                                         ------        ------
                                                         $1,434        $1,368
                                                         ======        ======

NOTE 4.  STOCKHOLDERS' EQUITY

FOLLOW-ON OFFERING OF COMMON STOCK

    In March 2000, we concluded a public follow-on offering of our common stock. We issued 1,465,000 shares of registered stock, resulting in net proceeds to the Company of approximately $61,000,000.

                                 SUPERGEN, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 4.  STOCKHOLDERS' EQUITY (CONTINUED)
PUBLIC WARRANTS

    On September 20, 1999, we issued a notice that we would redeem our 1996 publicly traded $9.00 warrants ("SUPGW" warrants) outstanding at April 16, 2000 at $0.25 per warrant. During the quarter ended March 31, 2000, 1,623,000 of the SUPGW warrants were exercised, resulting in proceeds to the Company of approximately $14,600,000. Also during the quarter, we received an additional $4,500,000 upon exercise of underwriters' warrants that had been issued in connection with our initial public offering.

    Subsequent to March 31, 2000, an additional 2,094,000 SUPGW warrants were exercised, resulting in proceeds of approximately $18,850,000. At April 16, 2000, over 99.9% of the outstanding SUPGW warrants had been exercised.

NOTE 5.  AGREEEMENTS WITH ABBOTT LABORATORIES

    In December 1999, we entered into agreements with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute our products, and invest in shares of our common stock. In January 2000, Abbott made a $26.5 million equity investment in the Company as part of the agreement covering the development, marketing, and distribution of rubitecan.

    Under the terms of the Nipent distribution agreement, beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retain U.S. marketing rights for Nipent. In accordance with this agreement, in January 2000, Abbott made a $5 million cash payment to the Company. This amount is being recognized as other revenue ratably over the term of the agreement and the remaining balance is included in current and non-current deferred revenue at March 31, 2000.

NOTE 6.  RELATED PARTY TRANSACTIONS--AVI BIOPHARMA, INC.

    In December 1999, we entered into an agreement with AVI BioPharma, Inc. ("AVI"). The president of AVI is a member of our Board of Directors. The president and chief executive officer of SuperGen is a member of the Board of Directors of AVI. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately seven and one half percent (7.5%) of AVI's outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. We also acquired exclusive negotiating rights for the United States market for Avicine, AVI's proprietary cancer vaccine currently in late-stage clinical testing against a variety of solid tumors.

    In April 2000, we completed our negotiations with AVI and entered into an agreement, subject to regulatory approval, for the U.S. marketing rights for Avicine in exchange for a $20 million equity investment in shares of AVI common stock. We will issue approximately 350,000 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for approximately 1.7 million shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of

                                 SUPERGEN, INC.

                                 MARCH 31, 2000

                                  (UNAUDITED)

NOTE 6.  RELATED PARTY TRANSACTIONS--AVI BIOPHARMA, INC. (CONTINUED)
AVI's common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the Food and Drug Administration accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We will account for the investment in AVI under the cost method.

NOTE 7.  COMPREHENSIVE LOSS

    For the three months ended March 31, 2000 and 1999, total comprehensive losses amounted to $202,000 and $4,828,000, respectively. Comprehensive losses consisted primarily of the net losses and unrealized gains or losses on investments.

NOTE 8.  BASIC NET LOSS PER SHARE

    Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the quarter.

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

OVERVIEW

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $100.4 million for the period from inception through March 31, 2000. These losses included non-cash charges of $18.4 million for the acquisition of in-process research and development.

    During the first quarter of 2000, we significantly increased our cash and marketable securities to in excess of $140 million at March 31, 2000. We raised approximately $61 million through a public offering of our common stock, over $31 million pursuant to our corporate partnering transactions with Abbott Laboratories, and received approximately $19 million through the exercise of our publicly traded warrants issued at the time of our initial public offering ("SUPGW" warrants) and the related underwriters unit purchase warrants. Subsequent to March 31, 2000, we received an additional $19 million in warrant exercises in advance of the SUPGW warrant redemption date of April 16, 2000.

    We seek to minimize the time, expense and technical risk associated with drug commercialization by identifying and acquiring or licensing pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery. Recently, we completed our negotiations with AVI BioPharma, Inc. ("AVI") and entered into an agreement, subject to regulatory approval, for the U.S. marketing rights for Avicine, AVI's therapeutic cancer vaccine currently in late-stage clinical development for a variety of solid tumors.

    We will share U.S. developmental and regulatory approval costs for Avicine and upon commercialization in the U.S. we will split all U.S. profits. AVI and SuperGen will jointly determine the optimum development strategy for the international marketplace and will share all profits received. In addition to an up front equity investment, we will be obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock. Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies.

    We are pursuing the clinical and regulatory development of our other product candidates internally and expect to continue to incur operating losses at least through 2000 and into 2001. This is due primarily to projected increases in our spending for the development of our product candidates, especially rubitecan, which is in pivotal Phase III clinical trials. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of rubitecan, and our ability to control our costs.

    As part of our strategy, we intend either to market our products ourselves or co-promote these products with partners. In 1999, we entered into an alliance with Abbott under which Abbott will undertake to market and distribute rubitecan. We will co-promote rubitecan with Abbott in the United States and Abbott has exclusive rights to market rubitecan outside of the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1999.

    Revenues were $839,000 in the first quarter of 2000 compared to $916,000 in the first quarter of 1999. Revenues in the first quarter of 1999 included approximately $475,000 in sales to the European distributor for Nipent, whereas revenues from the sale of Nipent in the first quarter of 2000 were comprised exclusively of U.S. sales. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. Based on this existing relationship, it is our expectation that current inventory levels at our distributor in Europe will likely result in lower order requirements over the next several quarters. The first quarter of 2000 also included recognition of $50,000 in revenue associated with the completion of a clinical trial for busulfan in Europe and recognition of $83,000 in revenues related to the Nipent distribution arrangement with Abbott Laboratories.

    Cost of sales as a percentage of net sales revenues was 18% in 2000 compared to 77% in 1999. The improvement in cost of sales percentage was due primarily to the absence in 2000 of sales to the European distributor for Nipent, as such sales were made at a lower unit selling price under a supply agreement for sale outside North America. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $6,347,000 in 2000 compared to $3,120,000 in 1999. The increased expense was due primarily to a broader clinical development program along with its associated costs together with expansion of the research and development staff.

    Selling, general and administrative expenses were $2,936,000 in 2000 compared to $2,095,000 in 1999. This increase was due primarily to costs associated with the expansion of the sales, professional services and general and administrative staffs. Additionally, legal expenses associated with both corporate and patent matters increased over 1999 levels.

    Interest income was $1,029,000 in the first quarter of 2000 compared to $140,000 in the first quarter of 1999. This was due to the greater cash balances available for investment as a result of our Abbott corporate partnership, the follow-on offering of our common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and both short and long term marketable securities totaled approximately $140 million at March 31, 2000, compared to approximately $29 million at December 31, 1999. In January 2000, we received a $26.5 million equity investment and a $5 million cash payment from Abbott. During the first quarter, we raised approximately $61 million through a follow-on offering of our common stock and we received approximately
$19 million through the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

    The net cash used in operating activities of $1.9 million in the first quarter primarily reflected the net loss for the period of $7.5 million, offset by the receipt of $5.0 million from Abbott Laboratories relating to the Nipent distribution agreement.

    We believe that our current cash, cash equivalents and marketable securities will satisfy our cash requirements at least through December 31, 2002. Our primary planned uses of cash during that period are:

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

    WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, AND WE MAY NEED TO OBTAIN ADDITIONAL FUNDING. We incurred cumulative losses of $100.4 million for the period from inception through March 31, 2000. These losses included non-cash charges of $18.4 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2000 and into 2001. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

    Even if we do become profitable, we may need substantial additional funding. We expect that our rate of spending will accelerate as a result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of our products now in development. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2002. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. Our business, results of operations and cash flows will be adversely affected if we fail to obtain adequate funding in a timely manner, or at all. We may receive funds from the sale of equity securities, or the exercise of outstanding warrants and stock options. Additionally, we may receive funds upon the achievement of certain developmental and sales milestones pursuant to our agreement with Abbott. However, we cannot assure you that any of those fundings will occur, or if they occur, that they will be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share.

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

                                 SUPERGEN, INC.
                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    In January 2000, we issued 933,394 shares of unregistered common stock to Abbott Laboratories in connection with the Worldwide Sales, Distribution, and Development Agreement, dated as of December 21, 1999 and covering rubitecan. We received $26,500,000 from Abbott in exchange for the shares of our common stock.

    The issuance of shares described above was in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    We made no public solicitation in connection with the issuance of the above mentioned securities. We relied on representations from Abbott that they purchased the securities for investment for their own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

USE OF PROCEEDS

    On March 13, 1996, we commenced our initial public offering (the "IPO") of 4,025,000 units, which included the underwriter's over-allotment option of 525,000 units at a public offering price of $6.00 per unit. A unit consisted of one share of our common stock $0.001 par value per share, and a warrant to purchase one share of our common stock at $9.00. We commenced the IPO pursuant to a registration statement on Form S-B (file no. 333-476 LA) filed with the Securities and Exchange Commission. Of the units registered, 4,024,302 were sold. Paulson Investment Company was the managing underwriter of the IPO. Aggregate gross proceeds from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering and any exercises of the warrants) were $24,146,000. All of the shares registered for the exercise of the warrants have not yet been sold. There were no selling stockholders in the IPO.

    We paid total expenses of $2,615,000 in connection with the IPO, consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000. The net proceeds from the IPO through March 31, 2000, including subsequent exercises of warrants to purchase common stock, were $44,468,000.

    From March 13, 1996, the effective date of the registration statement, to March 31, 2000, (our fiscal 2000 first quarter end), the approximate amount of net proceeds used were:


Construction of plant, building and facilities..............  $ 1,246,000
Purchase and installation of machinery and equipment........      295,000
Purchase of real estate.....................................      744,000
Working capital used in operations..........................   37,906,000
Repurchase of common stock..................................    3,557,000
Purchase of equity investment...............................      500,000
Acquisition of developed technology.........................      220,000

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

    On September 20, 1999, we issued a notice that we would redeem our 1996 publicly traded $9.00 warrants ("SUPGW" warrants) outstanding at April 16, 2000 at $0.25 per warrant. During the quarter ended March 31, 2000, 1,623,000 of the SUPGW warrants were exercised, resulting in proceeds to the Company of approximately $14,600,000. Also during the quarter, we received an additional $4,500,000 upon exercise of underwriters' warrants that had been issued in connection with our IPO.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.

     27.1  Financial Data Schedule--electronic filing only.

     The following reports were filed on Form 8-K during the
(b)  quarter for which this report is filed.

         - Form 8-K/A dated December 22, 1999, filed on
         January 7, 2000 regarding our agreements with Abbott
           Laboratories dated December 21, 1999.

         - Form 8-K/A dated December 22, 1999, filed on
         March 16, 2000 regarding our agreements with Abbott
           Laboratories dated December 21, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUPERGEN, INC.

                                                       By:             /s/ RONALD H. SPAIR
                                                            -----------------------------------------
                                                                         Ronald H. Spair
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                 OFFICER (PRINCIPAL FINANCIAL AND
Date: May 15, 2000                                                     ACCOUNTING OFFICER)