Form 10-Q/A
period 2000-03-31
SUPERGEN INC
filed 2000-05-16
CIK 919722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................   $ 119,530      $ 22,546
  Marketable securities.....................................      10,770         5,008
  Accounts receivable, net..................................       1,105         1,754
  Other receivables.........................................          --         5,000
  Inventories...............................................       1,434         1,368
  Prepaid expenses and other current assets.................       3,323         2,879
                                                               ---------      --------
    Total current assets....................................     136,162        38,555

Property, plant and equipment, net..........................       3,454         2,923
Developed technology at cost, net...........................       1,674         1,707
Goodwill and other intangibles, net.........................       1,911         2,036
Investment in stock of related parties......................      13,000         5,938
Due from related party......................................          --           450
Marketable securities--non-current..........................      10,200         1,812
Other assets................................................          59            57
                                                               ---------      --------
    Total assets............................................   $ 166,460      $ 53,478
                                                               =========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................   $   3,100      $  2,694
  Deferred revenue..........................................       1,000           894
  Accrued employee benefits.................................         838           955
                                                               ---------      --------
    Total current liabilities...............................       4,938         4,543

Deferred revenue--non-current...............................       3,917         4,167
                                                               ---------      --------
    Total liabilities.......................................       8,855         8,710
                                                               ---------      --------
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; none outstanding............................          --            --
  Common stock, $.001 par value; 40,000,000 shares
    authorized; 30,555,785 and 25,477,770 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively............................................          31            25
  Additional paid in capital................................     251,509       138,461
  Deferred compensation.....................................        (777)         (835)
  Accumulated other comprehensive gain (loss)...............       7,259            (5)
  Accumulated deficit.......................................    (100,417)      (92,878)
                                                               ---------      --------
    Total stockholders' equity..............................     157,605        44,768
                                                               ---------      --------
    Total liabilities and stockholders' equity..............   $ 166,460      $ 53,478
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

                                                       SUPERGEN, INC.

                                                       By:             /s/ RONALD H. SPAIR
                                                            -----------------------------------------
                                                                         Ronald H. Spair
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                 OFFICER (PRINCIPAL FINANCIAL AND
Date: May 16, 2000                                                     ACCOUNTING OFFICER)