Form 10-Q
period 2000-06-30
SUPERGEN INC
filed 2000-08-11
CIK 919722

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.

             (Exact name of registrant as specified in its charter)

                     DELAWARE                                        91-1841574
 (State or other jurisdiction of incorporation or       (IRS Employer Identification Number)
                  organization)
TWO ANNABEL LANE, SUITE 220, SAN RAMON, CALIFORNIA                     94583
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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 7, 2000, was 33,101,410.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         NO.
                                                                                       --------
PART I                   FINANCIAL INFORMATION

         Item 1--        Financial Statements (Unaudited)

                         Consolidated Balance Sheets as of June 30, 2000 and December
                           31, 1999..................................................      3

                         Consolidated Statements of Operations for the three and six
                           month periods ended June 30, 2000 and 1999................      4

                         Consolidated Statements of Cash Flows for the six month
                           periods ended June 30, 2000 and 1999......................      5

                         Notes to Consolidated Financial Statements..................      6

         Item 2--        Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................     10

         Item 3--        Quantitative and Qualitative Disclosures of Market Risk.....     17

PART II                  OTHER INFORMATION

         Item 2--        Changes in Securities and Use of Proceeds...................     18

         Item 4--        Submission of Matters to a Vote of Security Holders.........     19

         Item 6--        Exhibits and Reports on Form 8-K............................     19

SIGNATURES...........................................................................     20

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $102,436       $22,546
  Marketable securities.....................................      18,699         5,008
  Accounts receivable, net..................................       2,550         1,754
  Other receivables.........................................          --         5,000
  Inventories...............................................       1,499         1,368
  Prepaid expenses and other current assets.................       3,022         2,879
                                                                --------       -------
    Total current assets....................................     128,206        38,555

Property, plant and equipment, net..........................       3,417         2,923
Developed technology at cost, net...........................       1,331         1,707
Goodwill and other intangibles, net.........................       1,803         2,036
Investment in stock of related parties......................      10,375         5,938
Due from related party......................................          --           450
Marketable securities--non-current..........................      27,209         1,812
Restricted cash.............................................       3,117            --
Other assets................................................          76            57
                                                                --------       -------
    Total assets............................................    $175,534       $53,478
                                                                ========       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  3,138       $ 2,694
  Deferred revenue..........................................       1,000           894
  Accrued employee benefits.................................         741           955
                                                                --------       -------
    Total current liabilities...............................       4,879         4,543

Deferred revenue--non-current...............................       3,667         4,167
                                                                --------       -------
    Total liabilities.......................................       8,546         8,710
                                                                --------       -------
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; none outstanding............................          --            --
  Common stock, $.001 par value; 150,000,000 shares
    authorized; 32,722,633 and 25,477,770 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively............................................          33            25
  Additional paid in capital................................     271,461       138,461
  Deferred compensation.....................................        (719)         (835)
  Accumulated other comprehensive gain (loss)...............       4,538            (5)
  Accumulated deficit.......................................    (108,325)      (92,878)
                                                                --------       -------
    Total stockholders' equity..............................     166,988        44,768
                                                                --------       -------
    Total liabilities and stockholders' equity..............    $175,534       $53,478
                                                                ========       =======

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues:
  Net sales revenue...................................  $  2,861   $ 1,424    $  3,556   $  2,340
  Other revenue.......................................       250        --         394         --
                                                        --------   -------    --------   --------
    Total revenue.....................................     3,111     1,424       3,950      2,340

Operating expenses:
  Cost of sales.......................................       650       484         774      1,192
  Research and development............................     8,300     3,675      14,648      6,795
  Selling, general, and administrative................     4,480     2,055       7,416      4,107
                                                        --------   -------    --------   --------
    Total operating expenses..........................    13,430     6,214      22,838     12,094
                                                        --------   -------    --------   --------
Loss from operations..................................   (10,319)   (4,790)    (18,888)    (9,754)

Interest income.......................................     2,411       143       3,441        283
Amortization of loan commitment fee...................        --      (652)         --       (695)
                                                        --------   -------    --------   --------
Net loss..............................................  $ (7,908)  $(5,299)   $(15,447)  $(10,166)
                                                        ========   =======    ========   ========
Basic net loss per share..............................  $  (0.24)  $ (0.25)   $  (0.51)  $  (0.48)
                                                        ========   =======    ========   ========
Weighted average shares used in basic net loss per
  share calculation...................................    32,479    21,585      30,195     21,325
                                                        ========   =======    ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(15,447)  $(10,166)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,071        377
    Amortization of loan commitment fee.....................        --        695
    Expense related to stock options and warrants granted to
      non-employees.........................................       629      1,187
    Amortization of deferred revenue........................      (394)        --
    Changes in operating assets and liabilities:
      Accounts receivable...................................      (796)      (374)
      Inventories...........................................      (131)      (151)
      Prepaid expenses and other assets.....................      (162)    (1,528)
      Other receivables.....................................     5,000         --
      Restricted cash.......................................    (3,117)        --
      Accounts payable and other liabilities................       230        625
                                                              --------   --------
Net cash used in operating activities.......................   (13,117)    (9,335)
                                                              --------   --------
Investing activities:
  Purchases of marketable securities........................   (43,640)        --
  Sales or maturities of marketable securities..............     4,658      2,053
  Purchase of property and equipment........................      (390)       (92)
                                                              --------   --------
Net cash provided by (used in) investing activities:........   (39,372)     1,961
                                                              --------   --------
Financing activities:
  Issuance of common stock, net of issuance costs...........   132,379     12,450
                                                              --------   --------
Net cash provided by financing activities...................   132,379     12,450
                                                              --------   --------
Net increase in cash and cash equivalents...................    79,890      5,076
Cash and cash equivalents at beginning of period............    22,546      8,614
                                                              --------   --------
Cash and cash equivalents at end of period..................  $102,436   $ 13,690
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    The following is a summary of available-for-sale securities as of June 30, 2000 (in thousands):

                                                             GROSS
                                             AMORTIZED     UNREALIZED     ESTIMATED
                                               COST      GAINS (LOSSES)   FAIR VALUE
                                             ---------   --------------   ----------
U.S. corporate debt securities.............  $138,024        $  (51)       $137,973
U.S. government debt securities............     1,574             1           1,575
Marketable equity securities...............     5,492         4,588          10,080
                                             --------        ------        --------
  Total....................................  $145,090        $4,538        $149,628
                                             ========        ======        ========

                                 SUPERGEN, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (CONTINUED) Balance sheet classification as of June 30, 2000 (in thousands):

                                                             GROSS
                                             AMORTIZED     UNREALIZED     ESTIMATED
                                               COST      GAINS (LOSSES)   FAIR VALUE
                                             ---------   --------------   ----------
Cash and cash equivalents..................  $ 93,858        $  (13)       $ 93,845
Marketable securities, current.............    18,711           (12)         18,699
Marketable securities, non-current.........    27,196            13          27,209
Investment in stock of related party.......     5,325         4,550           9,875
                                             --------        ------        --------
  Total....................................  $145,090        $4,538        $149,628
                                             ========        ======        ========

    Available-for-sale securities by contractual maturity (in thousands):

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Debt securities:
Due in one year or less...............................  $112,545      $22,846
Due after one year through three years................    27,003        1,753
                                                        --------      -------
                                                         139,548       24,599
Marketable equity securities..........................    10,080        5,497
                                                        --------      -------
  Total...............................................  $149,628      $30,096
                                                        ========      =======

    There were no realized gains and losses for the three and six months periods ended June 30, 2000 and 1999.

NOTE 3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                          JUNE 30,   DECEMBER 31,
                                                            2000         1999
                                                          --------   ------------
Raw material............................................   $  183       $  183
Work in process.........................................      158          935
Finished goods..........................................    1,158          250
                                                           ------       ------
                                                           $1,499       $1,368
                                                           ======       ======

NOTE 4. STOCKHOLDERS' EQUITY

FOLLOW-ON OFFERING OF COMMON STOCK

    In March 2000, we concluded a public follow-on offering of our common stock. We issued 1,465,000 shares of registered stock, resulting in net proceeds to the Company of approximately $61,000,000.

                                 SUPERGEN, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 4. STOCKHOLDERS' EQUITY (CONTINUED)
PUBLIC WARRANTS

    On September 20, 1999, we issued a notice that we would redeem our 1996 publicly traded $9.00 warrants ("SUPGW" warrants) outstanding at April 16, 2000 at $0.25 per warrant. During the quarter ended June 30, 2000, 2,094,000 SUPGW warrants were exercised, resulting in proceeds of approximately $18,850,000. At April 16, 2000, over 99.9% of the outstanding SUPGW warrants had been exercised.

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

    Under the terms of the Nipent distribution agreement, beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retain U.S. marketing rights for Nipent. In accordance with this agreement, in January 2000, Abbott made a $5 million cash payment to the Company. This amount is being recognized as "Other revenue" ratably over the term of the agreement and the unamortized balances are included in current and non-current deferred revenue at June 30, 2000.

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

    In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for approximately 1.7 million shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the Food and Drug Administration accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI's outstanding shares.

                                 SUPERGEN, INC.

                                 JUNE 30, 2000

                                  (UNAUDITED)

NOTE 7. LEASE FOR NEW CORPORATE HEADQUARTERS

    In June 2000, we entered into an operating lease for approximately 50,000 square feet of office space in Dublin, California. This lease has an initial non-cancelable term of 10 years with an expected commencement date in November 2000. We intend to consolidate all of our non-laboratory functions in the new office space and expect the space to be sufficient to satisfy our office space needs for the foreseeable future. We have an option to extend the lease term for an additional five-year period. Based on a November 2000 commencement, the future minimum rental payments under this lease are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
2001........................................................  $ 1,700
2002........................................................    1,700
2003........................................................    1,800
2004........................................................    1,900
2005 and thereafter.........................................   12,700
                                                              -------
                                                              $19,800
                                                              =======

    The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $3.1 million in certificates of deposit. The certificates of deposit are included in the balance sheet under "Restricted cash." Upon achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination.

NOTE 8. COMPREHENSIVE LOSS

    For the three months ended June 30, 2000 and 1999, total comprehensive losses amounted to $10,628,000 and $5,309,000, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive losses amounted to $10,904,000 and $10,138,000, respectively. Comprehensive losses consisted primarily of the net losses and unrealized gains or losses on investments.

NOTE 9. BASIC NET LOSS PER SHARE

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

OVERVIEW

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $108.3 million for the period from inception through June 30, 2000. These losses included non-cash charges of $18.4 million for the acquisition of in-process research and development.

    During the first half of 2000, we significantly increased our cash, cash equivalents, and marketable securities to approximately $150 million at June 30, 2000. We raised approximately $61 million through a public offering of our common stock, received over $31 million in connection with our corporate partnering transactions with Abbott Laboratories, and received approximately $38 million through the exercise of our publicly traded warrants issued at the time of our initial public offering ("SUPGW" warrants) and the related underwriters unit purchase warrants.

    The level of expenditures related to ongoing clinical trials has increased significantly as we expand the number of clinical trials and increase the patient accrual into these trials. We expect to initiate additional clinical trials during the balance of 2000 with rubitecan, Nipent and decitabine. To support these additional trials, we expect to increase our clinical development staff which, when combined with the increased clinical trial activity, will result in increased costs over the level expended in the second quarter.

    Sales of Nipent during the first half of 2000 were significantly higher than 1999 levels despite the absence of European sales in 2000. U.S. sales of Nipent in 2000 totaled $3,370,000 and compare most favorably to the $1,439,000 in U.S. sales recorded in the comparable period in 1999. During the latter part of the second quarter of 2000, we experienced a higher than normal order level in advance of a scheduled price increase effected in July 2000. This event, coupled with the expected seasonal downturn in the sale of chemotherapeutic drugs over the summer months, will likely result in a sales level for the third quarter significantly less than that experienced during the second quarter of 2000. This reduction in sales of Nipent, together with the increased spending on new and ongoing clinical trials and increases in staffing will likely result in an operating loss higher than that experienced in the second quarter of 2000.

    We seek to minimize the time, expense and technical risk associated with drug commercialization by identifying and acquiring or licensing pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery. We recently completed our negotiations with AVI BioPharma, Inc. ("AVI") and entered into an agreement for the U.S. marketing rights for Avicine, AVI's therapeutic cancer vaccine currently in late-stage clinical development for a variety of solid tumors.

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

    As part of our strategy, we intend either to market our products ourselves or co-promote these products with partners. In 1999, we entered into an alliance with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute rubitecan. We will co-promote rubitecan with Abbott in the United States and Abbott has exclusive rights to market rubitecan outside of the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999.

    Revenues were $3,111,000 in the second quarter of 2000 compared to $1,424,000 in the second quarter of 1999. Of the $3,111,000 in revenues recorded, $2,756,000 represented sales of Nipent in the U.S. marketplace. Revenues in the second quarter of 2000 were somewhat influenced by a pending price increase for Nipent effected in July 2000. We received significant orders from a number of our more active distributors based on their desire to increase their inventory levels in advance of the price increase. This action on the part of our distributors is likely to reduce the U.S. sales of Nipent in the third quarter of 2000. Worldwide Nipent revenues of $1,274,000 in the second quarter of 1999 included approximately $210,000 in sales to the European distributor for Nipent. We have recorded no European sales in 2000. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. Based on this existing relationship, it is our expectation that current inventory levels at our distributor in Europe will likely result in lower order requirements over the next several quarters. The second quarter of 2000 also included recognition of $250,000 in revenues related to the Nipent distribution arrangement with Abbott Laboratories.

    Cost of sales as a percentage of net sales revenues was 23% in the second quarter of 2000 compared to 34% during the same period in 1999. The improvement in cost of sales percentage was due primarily to the absence in 2000 of sales to the European distributor for Nipent, as such sales were made at a lower unit selling price under a supply agreement for sale outside North America. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $8,300,000 in the second quarter of 2000 compared to $3,675,000 in 1999. The increased expense was due primarily to a broader clinical development program along with its associated costs, expansion of the research and development staff, a significant increase in the accrual rates of patients into our ongoing clinical trials and increased research and development expenditures.

    Selling, general and administrative expenses were $4,480,000 in the second quarter of 2000 compared to $2,055,000 in 1999. This increase was due primarily to costs associated with the expansion of the sales, professional services, information technology and general and administrative staffs together with increased costs associated with trade shows, speakers' programs and symposiums, investor relations, business development consulting and legal fees.

    Interest income was $2,411,000 in the second quarter of 2000 compared to $143,000 in the second quarter of 1999. This was due to the greater cash balances available for investment as a result of our Abbott corporate partnership, the follow-on offering of our common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

    Amortization of loan commitment fees totaled $652,000 in the second quarter of 1999. This charge was related to a credit arrangement that existed during the second quarter of 1999. We had no such credit arrangement in 2000 and consequently incurred no such charges during the period.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

    Revenues were $3,950,000 in the first half of 2000 compared to $2,340,000 in the first half of 1999. Of the $3,950,000 in revenues recorded in the first half of 2000, $3,370,000 represented sales of Nipent in the U.S. marketplace. Revenues in the first half of 2000 were somewhat influenced by a pending price increase for Nipent effected in July 2000. We received significant orders in the latter part of the second quarter from a number of our more active distributors based on their desire to increase their inventory levels in advance of the price increase. This action on the part of our distributors is likely to reduce the U.S. sales of Nipent in the third quarter of 2000. Worldwide Nipent revenues of $2,124,000 in the first half of 1999 included approximately $685,000 in sales to the European distributor for Nipent. We have recorded no European sales in 2000. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. Based on this existing relationship, it is our expectation that current inventory levels at our distributor in Europe will likely result in lower order requirements over the next several quarters. The first half of 2000 also included recognition of $333,000 in revenues related to the Nipent distribution arrangement with Abbott Laboratories and recognition of $50,000 in revenue associated with the completion of a clinical trial for busulfan in Europe.

    Cost of sales as a percentage of net sales revenues was 22% in the first half of 2000 compared to 51% in the same period in 1999. The improvement in cost of sales percentage was due primarily to the absence in 2000 of sales to the European distributor for Nipent, as such sales were made at a lower unit selling price under a supply agreement for sale outside North America. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $14,648,000 in the first half of 2000 compared to $6,795,000 in 1999. The increased expense was due primarily to a broader clinical development program along with its associated costs, expansion of the research and development staff, a significant increase in the accrual rates of patients into our ongoing clinical trials, and increased research and development expenditures.

    Selling, general and administrative expenses were $7,416,000 in the first half of 2000 compared to $4,107,000 in 1999. This increase was due primarily to costs associated with the expansion of the sales, professional services, information technology and general and administrative staffs together with increased costs associated with trade shows, speakers' programs and symposiums, investor relations, business development consulting and legal fees.

    Interest income was $3,441,000 in the first half of 2000 compared to $283,000 in the first half of 1999. This was due to the greater cash balances available for investment as a result of our Abbott corporate partnership, the follow-on offering of our common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

    Amortization of loan commitment fees totaled $695,000 in the first half of 1999. This charge was related to a credit arrangement that existed during the first half of 1999. We had no such credit arrangement in 2000 and consequently incurred no such charges during the period.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and both short and long term marketable securities totaled approximately $150 million at June 30, 2000, compared to approximately $29 million at December 31, 1999. In January 2000, we received a $26.5 million equity investment and a $5 million cash payment from Abbott. During the first half of 2000, we raised approximately $61 million through a follow-on offering of our common stock and we received approximately
$38 million through the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

    The net cash used in operating activities of $13.1 million in the first half of 2000 primarily reflected the net loss for the period of $15.4 million and the restriction of $3.1 million as collateral for our building lease letter of credit, offset by the receipt of $5.0 million from Abbott Laboratories relating to the Nipent distribution agreement.

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

    WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, AND WE MAY NEED TO OBTAIN ADDITIONAL FUNDING. We incurred cumulative losses of $108.3 million for the period from inception through June 30, 2000. These losses included non-cash charges of $18.4 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2000 and into 2001. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

    We paid total expenses of $2,615,000 in connection with the IPO, consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000. The net proceeds from the IPO through June 30, 2000, including subsequent exercises of warrants to purchase common stock, were $63,316,000.

    From March 13, 1996, the effective date of the registration statement, to June 30, 2000, (our fiscal 2000 second quarter end), the approximate amount of net proceeds used or available were:

Construction of plant, building and facilities..............  $1,246,000
Purchase and installation of machinery and equipment........     295,000
Purchase of real estate.....................................     744,000
Working capital used in or available for operations.........  56,754,000
Repurchase of common stock..................................   3,557,000
Purchase of equity investment...............................     500,000
Acquisition of developed technology.........................     220,000

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

    On September 20, 1999, we issued a notice that we would redeem our 1996 publicly traded $9.00 warrants ("SUPGW" warrants) outstanding at April 16, 2000 at $0.25 per warrant. During the quarter ended June 30, 2000, 2,094,000 SUPGW warrants were exercised, resulting in proceeds of approximately $18,850,000. At April 16, 2000, over 99.9% of the outstanding SUPGW warrants had been exercised.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 30, 2000. The results of the voting were as follows:

Proposal 1:  Election of the Board of Directors of the Company.

                                      VOTES
NOMINEE                 VOTES FOR    WITHHELD
-------                 ----------   --------
Joseph Rubinfeld        29,447,598   196,391
Denis Burger            29,422,253   221,736
Thomas V. Girardi       29,432,849   211,140
Walter J. Lack          29,447,476   196,513
Julius A. Vida          29,445,976   198,013
Daniel Zurr             29,399,231   244,758

Proposal 2:  Amendment to the Company's Certificate of Incorporation to increase from 40,000,000 to 150,000,000 the total number of shares of Common Stock authorized:

Votes For:              25,640,458
Votes Against:           3,915,559
Votes Abstaining:           87,972
Broker Non-Votes:               --

Proposal 3:  Amendment to the Amended and Restated 1993 Stock Option Plan
             increasing the number of shares of Common Stock authorized by 2,000,000 shares to 5,850,000 shares:

Votes For:              11,205,919
Votes Against:           3,803,055
Votes Abstaining:          258,856
Broker Non-Votes:       14,376,159

Proposal 4:  Ratification of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000.

Votes For:              29,575,652
Votes Against:              30,840
Votes Abstaining:           38,557
Broker Non-Votes:               --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.

    3.1 Amended and Restated Certificate of Incorporation

   10.1 Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P.

   27.1 Financial Data Schedule--electronic filing only.

(b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUPERGEN, INC.

DATE:AUGUST 11, 2000                                   By:             /s/ RONALD H. SPAIR
                                                            -----------------------------------------
                                                                         Ronald H. Spair
                                                            SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                                 OFFICER (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)