Form 10-Q
period 2000-09-30
SUPERGEN INC
filed 2000-11-13
CIK 919722

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-27628

                            ------------------------

                                 SUPERGEN, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     91-1841574
    (State or other jurisdiction of            (IRS Employer Identification Number)
    incorporation or organization)

TWO ANNABEL LANE, SUITE 220, SAN RAMON,                       94583
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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 7, 2000, was 33,233,071.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        NO.
                                                                                      --------
PART I  FINANCIAL INFORMATION

            Item 1--Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of September 30, 2000 and
                          December 31, 1999.........................................      3

                        Consolidated Statements of Operations for the three and nine
                          month periods ended September 30, 2000 and 1999...........      4

                        Consolidated Statements of Cash Flows for the nine month
                          periods ended September 30, 2000 and 1999.................      5

                        Notes to Consolidated Financial Statements..................      6

            Item 2--Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.........................................     11

            Item 3--Quantitative and Qualitative Disclosures of Market Risk.........     19

PART II  OTHER INFORMATION

            Item 2--Changes in Securities and Use of Proceeds.......................     20

            Item 6--Exhibits and Reports on Form 8-K................................     21

SIGNATURES..........................................................................     22

                                 SUPERGEN, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)      (NOTE 1)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  86,190       $ 22,546
  Marketable securities.....................................       20,300          5,008
  Accounts receivable, net..................................          542          1,754
  Other receivables.........................................           93          5,000
  Inventories...............................................        1,435          1,368
  Prepaid expenses and other current assets.................        3,551          2,879
                                                                ---------       --------
    Total current assets....................................      112,111         38,555

Property, plant and equipment, net..........................        3,396          2,923
Developed technology at cost, net...........................        1,298          1,707
Goodwill and other intangibles, net.........................        1,696          2,036
Investment in stock of related parties......................       21,638          5,938
Due from related party......................................           --            450
Marketable securities--non-current..........................       32,752          1,812
Restricted cash.............................................        3,164             --
Other assets................................................           71             57
                                                                ---------       --------
    Total assets............................................    $ 176,126       $ 53,478
                                                                =========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................    $   3,133       $  2,694
  Deferred revenue..........................................        1,000            894
  Accrued employee benefits.................................        1,568            955
                                                                ---------       --------
    Total current liabilities...............................        5,701          4,543
  Deferred revenue--non-current.............................        3,417          4,167
                                                                ---------       --------
    Total liabilities.......................................        9,118          8,710
                                                                ---------       --------
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; none outstanding............................           --             --
  Common stock, $.001 par value; 150,000,000 shares
    authorized; 33,307,393 and 25,477,770 shares issued and
    outstanding at September 30, 2000 and December 31, 1999,
    respectively............................................           33             25
  Additional paid in capital................................      287,154        138,461
  Deferred compensation.....................................         (662)          (835)
  Accumulated other comprehensive loss......................       (1,299)            (5)
  Accumulated deficit.......................................     (118,218)       (92,878)
                                                                ---------       --------
    Total stockholders' equity..............................      167,008         44,768
                                                                ---------       --------
Total liabilities and stockholders' equity..................    $ 176,126       $ 53,478
                                                                =========       ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Revenues:
  Net sales revenue..................................  $    450   $    736   $  4,006   $  3,076
  Other revenue......................................       343         --        737         --
                                                       --------   --------   --------   --------
    Total revenue....................................       793        736      4,743      3,076

Operating expenses:
  Cost of sales......................................       163        131        938      1,324
  Research and development...........................     7,955      3,934     22,601     10,730
  Selling, general, and administrative...............     3,511      2,972     10,928      7,077
  Acquisition of in-process research & development...     1,585     10,850      1,585     10,850
                                                       --------   --------   --------   --------
    Total operating expenses.........................    13,214     17,887     36,052     29,981
                                                       --------   --------   --------   --------
Loss from operations.................................   (12,421)   (17,151)   (31,309)   (26,905)

Interest income......................................     2,528        241      5,969        525
Amortization of loan commitment fee..................        --     (1,304)        --     (2,000)
                                                       --------   --------   --------   --------
Net loss.............................................  $ (9,893)  $(18,214)  $(25,340)  $(28,380)
                                                       ========   ========   ========   ========
Basic net loss per share.............................  $  (0.30)  $  (0.78)  $  (0.81)  $  (1.29)
                                                       ========   ========   ========   ========
Weighted average shares used in basic net loss per
  share calculation..................................    33,150     23,307     31,187     21,993
                                                       ========   ========   ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(25,340)  $(28,380)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,428        578
    Amortization of loan commitment fee.....................        --      2,000
    Expense related to stock options and warrants granted to
      non-employees.........................................       653      1,244
    Non-cash charges related to acquisition of in-process
      research and development..............................     1,585     10,850
    Amortization of deferred revenue........................      (644)        --
    Changes in operating assets and liabilities:
      Accounts receivable...................................     1,212       (221)
      Inventories...........................................       (67)      (386)
      Prepaid expenses and other assets.....................      (686)    (1,625)
      Other receivables.....................................     4,907         --
      Restricted cash.......................................    (3,164)        --
      Accounts payable and other liabilities................       927        (42)
                                                              --------   --------
Net cash used in operating activities.......................   (19,189)   (15,982)
                                                              --------   --------

Investing activities:
  Purchases of marketable securities........................   (51,944)    (1,033)
  Sales or maturities of marketable securities..............     5,892      2,240
  Purchase of equity investment in related party............    (5,000)        --
  Purchase of property and equipment........................      (529)      (206)
  Acquisition of cash due to purchase of Sparta
    Pharmaceuticals.........................................        --        510
                                                              --------   --------
Net cash provided by (used in) investing activities:........   (51,581)     1,511
                                                              --------   --------

Financing activities:
  Issuance of common stock, net of issuance costs...........   134,414     37,701
                                                              --------   --------
Net cash provided by financing activities...................   134,414     37,701
                                                              --------   --------
Net increase in cash and cash equivalents...................    63,644     23,230
Cash and cash equivalents at beginning of period............    22,546      8,614
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 86,190   $ 31,844
                                                              ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    The following is a summary of available-for-sale securities as of September 30, 2000 (in thousands):

                                                                             GROSS
                                                             AMORTIZED     UNREALIZED     ESTIMATED
                                                               COST      GAINS (LOSSES)   FAIR VALUE
                                                             ---------   --------------   ----------
U.S. corporate debt securities.............................  $130,441       $    37        $130,478
U.S. government debt securities............................     3,118            (2)          3,116
Marketable equity securities...............................    22,666        (1,334)         21,332
                                                             --------       -------        --------
    Total..................................................  $156,225       $(1,299)       $154,926
                                                             ========       =======        ========

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 2. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (CONTINUED) Balance sheet classification as of September 30, 2000 (in thousands):

                                                                             GROSS
                                                             AMORTIZED     UNREALIZED     ESTIMATED
                                                               COST      GAINS (LOSSES)   FAIR VALUE
                                                             ---------   --------------   ----------
Cash and cash equivalents..................................  $ 80,754       $   (18)       $ 80,736
Marketable securities, current.............................    20,375           (75)         20,300
Marketable securities, non-current                             32,597           155          32,752
Investment in stock of related party.......................    22,499        (1,361)         21,138
                                                             --------       -------        --------
    Total..................................................  $156,225       $(1,299)       $154,926
                                                             ========       =======        ========

    Available-for-sale securities by contractual maturity (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Debt securities:
Due in one year or less.....................................    $101,035         $22,846
Due after one year through three years......................      32,559           1,753
                                                                --------         -------
                                                                 133,594          24,599
Marketable equity securities................................      21,332           5,497
                                                                --------         -------
    Total...................................................    $154,926         $30,096
                                                                ========         =======

    There were no realized gains and losses for the three and nine months periods ended September 30, 2000 and 1999.

NOTE 3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Raw material................................................     $  183          $  183
Work in process.............................................        212             935
Finished goods..............................................      1,040             250
                                                                 ------          ------
                                                                 $1,435          $1,368
                                                                 ======          ======

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 4.  STOCKHOLDERS' EQUITY

FOLLOW-ON OFFERING OF COMMON STOCK

    In March 2000, we concluded a public follow-on offering of our common stock. We issued 1,465,000 shares of registered stock, resulting in net proceeds to the Company of approximately $61,000,000.

PUBLIC WARRANTS

    In September 1999, we issued a notice that we would redeem our 1996 publicly traded $9.00 warrants ("SUPGW" warrants) outstanding at April 16, 2000 at $0.25 per warrant. Over 99.9% of the outstanding SUPGW warrants were exercised by the redemption date.

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

    Under the terms of the Nipent distribution agreement, beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retain U.S. marketing rights for Nipent. In accordance with this agreement, in January 2000, Abbott made a $5 million cash payment to the Company. This amount is being recognized as "Other revenue" ratably over the term of the agreement and the unamortized balances are included in current and non-current deferred revenue at September 30, 2000.

NOTE 6.  RELATED PARTY TRANSACTIONS--AVI BIOPHARMA, INC.

    In December 1999, we entered into an agreement with AVI BioPharma, Inc. ("AVI"). The president of AVI is a member of our Board of Directors. The president and chief executive officer of SuperGen is a member of the Board of Directors of AVI. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately seven and one half percent (7.5%) of AVI's outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. We also acquired exclusive negotiating rights for the United States market for Avicine-TM-, AVI's proprietary cancer vaccine currently in late-stage clinical testing against a variety of solid tumors.

    In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the Food and Drug Administration ("FDA") accepts the New Drug Application ("NDA") submitted for Avicine or the date on which the closing

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 6. RELATED PARTY TRANSACTIONS--AVI BIOPHARMA, INC. (CONTINUED) price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI's outstanding shares.

NOTE 7.  ACQUISITION OF ASSETS FROM AMUR PHARMACEUTICALS, INC.

    In September 2000, we acquired all of the intellectual property of AMUR Pharmaceuticals, Inc. ("Amur") in exchange for 37,795 shares of our common stock and two-year warrants to purchase 200,000 shares of our common stock at $40.00 per share. Amur's proprietary technology is based on a new water-soluble class of hormones. Investigation of these hormones determined that a specific portion, phosphocholine, confers water solubility to the hormones. Amur's previously conducted research and development has shown that phosphocholine may be attached to other compatible molecules representing a novel patented drug delivery technology. In the quarter ended September 30, 2000, we recorded a non-recurring charge of $1,585,000 to acquired in-process research and development associated with this technology acquisition.

NOTE 8.  LEASE FOR NEW CORPORATE HEADQUARTERS

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
                                                              -------
                                                              $19,800
                                                              =======

    The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $3.2 million in certificates of deposit. The certificates of deposit are included in the balance sheet under "Restricted cash." Upon achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination.

                                 SUPERGEN, INC.

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

NOTE 9.  COMPREHENSIVE LOSS

    For the three months ended September 30, 2000 and 1999, total comprehensive losses amounted to $15,731,000 and $18,221,000, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive losses amounted to $26,634,000 and $28,358,000, respectively. Comprehensive losses consisted primarily of the net losses and unrealized gains or losses on investments.

NOTE 10.  BASIC NET LOSS PER SHARE

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

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. THE RESULTS DISCUSSED BELOW ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN ANY FUTURE PERIODS. TO THE EXTENT THAT THE INFORMATION PRESENTED IN THIS DISCUSSION ADDRESSES FINANCIAL PROJECTIONS, INFORMATION OR EXPECTATIONS ABOUT OUR CLINICAL TRIALS, PRODUCTS, OR MARKETS OR OTHERWISE MAKES STATEMENTS ABOUT FUTURE EVENTS, SUCH STATEMENTS ARE FORWARD-LOOKING AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE STATEMENTS MADE.

OVERVIEW

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $118.2 million for the period from inception through September 30, 2000. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development.

    During the first nine months of 2000, we significantly increased our cash, cash equivalents, and marketable securities to approximately $140 million at September 30, 2000. We raised approximately $61 million through a public offering of our common stock, received over $31 million in connection with our corporate partnering transactions with Abbott Laboratories, and received approximately $38 million through the exercise of our publicly traded warrants issued at the time of our initial public offering ("SUPGW" warrants) and the related underwriters unit purchase warrants.

    The level of expenditures related to ongoing clinical trials has increased significantly throughout the period as we expand the number of clinical trials and increase the patient accrual into these trials. We expect to file a new drug application with the Food and Drug Administration ("FDA") for rubitecan in pancreatic cancer in mid-2001. We plan to initiate additional clinical trials during the balance of 2000 with rubitecan, Nipent and decitabine. To support these additional trials, we expect to increase our clinical development staff which, when combined with the increased clinical trial activity, will result in increased costs over the level expended in the third quarter. During the quarter ended September 2000 we added four veteran medical and pharmaceutical executives to our clinical research team: Karl L. Mettinger, M.D., Ph. D., as Senior Vice President, Clinical Research and Medical Affairs; Lawrence A. Romel as Vice President, Clinical Operations; Jorge F. DiMartino, M.D., Ph.D., as Associate Director, Clinical Research; and Charlene P. Holt, M.D. as Medical Director of Commercial Operations.

    Our partner, AVI BioPharma, Inc. ("AVI") has informed us that they intend to initiate a Phase III clinical trial with Avicine-TM-, their therapeutic vaccine for colorectal cancer. We will share U.S. developmental and regulatory approval costs for Avicine and upon commercialization in the U.S. we will split all U.S. profits. AVI and SuperGen will jointly determine the optimum development strategy for the international marketplace and will share all profits received. In addition to an up front equity investment, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock. Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies.

    We also acquired all of the intellectual property of AMUR
Pharmaceuticals, Inc. ("Amur") during the third quarter in exchange for a combination of common stock and warrants to purchase common stock. Amur's proprietary technology is based on a new water-soluble class of hormones. Investigation of these hormones determined that a specific portion, phosphocholine, confers water solubility to the hormones. Amur's previously conducted research and development has shown that phosphocholine may be attached to other compatible molecules representing a novel patented drug delivery technology. We have recorded a $1,585,000 charge associated with this technology acquisition in the quarter ended September 30, 2000.

    Sales of Nipent during the first nine months of 2000 were significantly higher than 1999 levels despite the absence of European sales in 2000. U.S. sales of Nipent in the first nine months of 2000 totaled $3,644,000 and compare most favorably to the $2,026,000 in U.S. sales recorded in the comparable period in 1999. Sales in the third quarter of 2000 were affected by a higher than normal order level during the latter part of the second quarter of 2000 in advance of a scheduled price increase effected in July 2000. This event, coupled with the recurring seasonal downturn in the sale of chemotherapeutic drugs over the summer months, resulted in a sales level for the third quarter less than that experienced during the third quarter of 1999. We expect Nipent revenue in the fourth quarter to increase significantly over the third quarter levels as inventory levels are restocked in the U.S. marketplace.

    In addition to the activities described above, we are pursuing the clinical and regulatory development of our other product candidates internally and expect to continue to incur operating losses at least through 2001. This is due primarily to projected increases in our spending for the development of our product candidates. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of rubitecan, and our ability to control our costs.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1999.

    Revenues were $793,000 in the third quarter of 2000 compared to $736,000 in the third quarter of 1999. Third quarter revenues in 2000 included $275,000 in sales of Nipent in the U.S. marketplace compared to $589,000 for the comparable period in 1999. Revenues in the third quarter of 2000 were significantly influenced by the price increase for Nipent effected in July 2000. We received several large orders for Nipent in the latter part of the second quarter of 2000 from a number of our more active distributors based on their desire to increase their inventory levels in advance of the price increase. This action on the part of our distributors reduced the U.S. sales of Nipent in the third quarter of 2000. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. Based on this existing relationship, it is our expectation that current inventory levels at our distributor in Europe will likely result in lower order requirements over the next several quarters. The third quarter of 2000 also included recognition of $250,000 in revenues related to the Nipent distribution arrangement with Abbott Laboratories, and the recognition of $93,000 in grant revenues from the National Institutes of Health/National Cancer Institute relating to the development of IPdR.

    Cost of sales as a percentage of net sales revenues was 36% in the third quarter of 2000 compared to 18% during the same period in 1999. The increased cost of sales percentage is due primarily to a variation in the mix of higher margin Nipent sales with lower margin generic mitomycin sales, due to the lower volume of Nipent sales in the third quarter of 2000. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $7,955,000 in the third quarter of 2000 compared to $3,934,000 in 1999. The increased expense was due primarily to a broader clinical development program along with its associated costs, expansion of the research and development staff, a significant increase in the accrual rates of patients into our ongoing clinical trials, and increased research and development expenditures.

    Selling, general and administrative expenses were $3,511,000 in the third quarter of 2000 compared to $2,972,000 in 1999. This increase was due primarily to costs associated with the expansion of the sales, professional services, information technology and general and administrative staffs together with increased costs associated with trade shows, speakers programs and symposiums.

    Acquisition of in-process research & development totaled $1,585,000 in the third quarter of 2000 and was the result of the acquisition of the intellectual property of AMUR Pharmaceuticals, Inc. In the third quarter of 1999 acquisition of in-process research & development totaled $10,850,000, which was comprised of $7,450,000 relating to the acquisition of the drug candidates of Sparta Pharmaceuticals, Inc. and $3,400,000 relating to the license of decitabine from Pharmachemie.

    Interest income was $2,528,000 in the third quarter of 2000 compared to $241,000 in the third quarter of 1999. This was due to the greater cash balances available for investment as a result of our Abbott corporate partnership, the follow-on offering of our common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

    Amortization of loan commitment fees totaled $1,304,000 in the third quarter of 1999. This charge was related to a credit arrangement that existed during 1999. We had no such credit arrangement in 2000 and consequently incurred no such charges during the period.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1999.

    Revenues were $4,743,000 in the first nine months of 2000 compared to $3,076,000 in the first nine months of 1999. Year-to-date revenues in 2000 included $3,644,000 in sales of Nipent exclusively in the U.S. marketplace. Revenues in the first nine months of 2000 were somewhat influenced by a pending price increase for Nipent effected in July 2000. We received significant orders in the latter part of the second quarter from a number of our more active distributors based on their desire to increase their inventory levels in advance of the price increase. Worldwide Nipent revenues of $2,713,000 in the first nine months of 1999 included approximately $687,000 in sales to the European distributor for Nipent. We have recorded no European sales in 2000. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. Based on this existing relationship, it is our expectation that current inventory levels at our distributor in Europe will likely result in lower order requirements over the next several quarters. The first nine months of 2000 also included recognition of $583,000 in revenues related to the Nipent distribution arrangement with Abbott Laboratories, recognition of $50,000 in revenue associated with the completion of a clinical trial for busulfan in Europe, and recognition of $93,000 in grant revenues from the National Institutes of Health/National Cancer Institute relating to the development of IPdR.

    Cost of sales as a percentage of net sales revenues was 23% in the first nine months of 2000 compared to 43% in the same period in 1999. The improvement in cost of sales percentage was due primarily to the absence in 2000 of sales to the European distributor for Nipent, as such sales were made at a lower unit selling price under a supply agreement for sale outside North America. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $22,601,000 in the first nine months of 2000 compared to $10,730,000 in 1999. The increased expense was due primarily to a broader clinical development program along with its associated costs, expansion of the research and development staff, a significant increase in the accrual rates of patients into our ongoing clinical trials, and increased research and development expenditures.

    Selling, general and administrative expenses were $10,928,000 in the first nine months of 2000 compared to $7,077,000 in 1999. This increase was due primarily to costs associated with the expansion of the sales, professional services, information technology and general and administrative staffs together with increased costs associated with trade shows, speakers programs and symposiums, investor relations, business development consulting and legal fees.

    Acquisition of in-process research & development totaled $1,585,000 in the first nine months of 2000 and resulted from the acquisition of the intellectual property of AMUR Pharmaceuticals, Inc. In the comparable period of 1999 acquisition of in-process research & development totaled $10,850,000, which included $7,450,000 relating to the acquisition of the drug candidates of Sparta Pharmaceuticals, Inc. and $3,400,000 relating to the license of decitabine from Pharmachemie.

    Interest income was $5,969,000 in the first nine months of 2000 compared to $525,000 in the first nine months of 1999. This was due to the greater cash balances available for investment as a result of our Abbott corporate partnership, the follow-on offering of our common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

    Amortization of loan commitment fees totaled $2,000,000 in the first nine months of 1999. This charge was related to a credit arrangement that existed during 1999. We had no such credit arrangement in 2000 and consequently incurred no such charges during the period.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and both short and long term marketable securities totaled approximately $140 million at September 30, 2000, compared to approximately $29 million at December 31, 1999. In January 2000, we received a $26.5 million equity investment and a $5 million cash payment from Abbott. During the first nine months of 2000, we raised approximately $61 million through a follow-on offering of our common stock and we received approximately $38 million through the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

    The net cash used in operating activities of $19.2 million in the first nine months of 2000 primarily reflected the net loss for the period of $25.3 million and the restriction of $3.2 million as collateral for our building lease letter of credit, offset by the receipt of $5.0 million from Abbott Laboratories relating to the Nipent distribution agreement and non-cash charges related to the acquisition of in-process research and development of $1.6 million.

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

    IF THE RESULTS OF FURTHER CLINICAL TESTING INDICATE THAT OUR PROPOSED PRODUCTS ARE NOT SAFE AND EFFECTIVE FOR HUMAN USE, OUR BUSINESS WILL SUFFER. Most of our products are in the development stage and prior to their sale will require the commitment of substantial resources. All of the potential proprietary products that we are currently developing will require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

    WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT, WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE, AND WE MAY NEED TO OBTAIN ADDITIONAL FUNDING. We incurred cumulative losses of $118.2 million for the period from inception through September 30, 2000. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2001. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

    - increases in the level of our research and development, including the timing and costs to complete or expand our clinical trials;

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

    - if market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

    - we may not have intellectual property rights, or may have to share intellectual rights, to any improvements in the manufacturing processes or new manufacturing processes for our products.

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

                                 SUPERGEN, INC.
                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended September 30, 2000, we issued the following securities:

    - 347,826 shares of common stock in July 2000 to AVI BioPharma, Inc. in connection with the acquisition of 1,684,211 shares of AVI
      BioPharma, Inc. common stock and an agreement to acquire the U.S. marketing rights for AVI's proprietary cancer vaccine Avicine.

    - 37,795 shares of common stock in September 2000 to AMUR
      Pharmaceuticals, Inc. in connection with the acquisition of the intellectual property of AMUR. Also issued to AMUR in this transaction were two-year warrants to purchase 200,000 shares of our common stock at $40.00 per share.

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

    We paid total expenses of $2,615,000 in connection with the IPO, consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000. The net proceeds from the IPO through September 30, 2000, including subsequent exercises of warrants to purchase common stock, were $63,316,000.

    From March 13, 1996, the effective date of the registration statement, to September 30, 2000, (our fiscal 2000 second quarter end), the approximate amount of net proceeds used or available were:

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

    On September 20, 1999, we issued a notice that we would redeem our 1996 publicly traded $9.00 warrants ("SUPGW" warrants) outstanding at April 16, 2000 at $0.25 per warrant. Through September 30, 2000, over 99.9% of the outstanding SUPGW warrants had been exercised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit No.

27.1  Financial Data Schedule--electronic filing only.

(b) The following reports were filed on Form 8-K during the quarter for which this report is filed.

    - Form 8-K dated August 15, 2000, filed on August 17, 2000 regarding changes in personnel in our Clinical Research department.

    - Form 8-K dated September 28, 2000, filed on October 2, 2000 regarding our common stock repurchase program.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SUPERGEN, INC.

Date:             November 10, 2000             By:            /s/ RONALD H. SPAIR
       --------------------------------------        --------------------------------------
                                                                 Ronald H. Spair
                                                         SENIOR VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                                             AND ACCOUNTING OFFICER)