Form 10-K
period 2000-12-31
SUPERGEN INC
filed 2001-03-23
CIK 919722

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                 OR

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-27628
                            ------------------------
                                 SUPERGEN, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    91-1841574
        (State or other jurisdiction                        (IRS Employer
     of incorporation or organization)                  Identification Number)

  4140 DUBLIN BLVD., SUITE 200, DUBLIN, CA                      94568
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (925) 560-0100
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
               COMMON STOCK PURCHASE WARRANTS ($18.18 PER SHARE)

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 15, 2001) was approximately $297,608,035. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 15, 2001 was 33,448,945.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Items 10, 11, 12, and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 30, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 SUPERGEN, INC.
                        2000 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                 PAGE
                                                                               --------
PART I

  Item 1.        Business....................................................         1

  Item 2.        Properties..................................................        19

  Item 3.        Legal Proceedings...........................................        19

  Item 4.        Submission of Matters to a Vote of Security Holders.........        19

PART II

  Item 5.        Market for Registrant's Common Equity and Related                   20
                   Stockholder Matters.......................................

  Item 6.        Selected Financial Data.....................................        21

  Item 7.        Management's Discussion and Analysis of Financial Condition         22
                   and Results of Operations.................................

  Item 7A.       Quantitative and Qualitative Disclosures About Market               36
                   Risk......................................................

  Item 8.        Financial Statements and Supplementary Data.................        36

  Item 9.        Changes in and Disagreements with Accountants on Accounting         36
                   and Financial Disclosure..................................

PART III

  Item 10.       Directors and Executive Officers of the Registrant..........        37

  Item 11.       Executive Compensation......................................        37

  Item 12.       Security Ownership of Certain Beneficial Owners and                 37
                   Management................................................

  Item 13.       Certain Relationships and Related Transactions..............        37

PART IV

  Item 14        Exhibits, Financial Statement Schedules, and Reports on Form        37
                   8-K.......................................................

SIGNATURES...................................................................       S-1

                                     PART I

ITEM 1.  BUSINESS

    OUR DISCLOSURE AND ANALYSIS IN THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS PROVIDE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. IN PARTICULAR, THESE INCLUDE STATEMENTS RELATING TO FUTURE ACTIONS, SUCH AS THE TIMING OF FILING OF A NEW DRUG APPLICATION FOR RUBITECAN, FUTURE PERFORMANCE OR RESULTS OF CURRENT AND ANTICIPATED CLINICAL TRIALS, PROSPECTIVE PRODUCTS AND THEIR POTENTIAL APPLICATIONS, PRODUCT APPROVALS, SALES EFFORTS, OUR ESTIMATES OF POTENTIAL MARKET SIZES, AND FINANCIAL RESULTS. FROM TIME TO TIME, WE ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC. ANY OR ALL OF OUR FORWARD-LOOKING STATEMENTS IN THIS REPORT AND IN ANY OTHER PUBLIC STATEMENTS WE MAKE MAY TURN OUT TO BE WRONG. FOR EXAMPLE, WE MAY EXPERIENCE UNFORESEEN DELAYS OR COMPLICATIONS IN CONNECTION WITH OUR RUBITECAN AND OTHER TRIALS AND THE RELATED FILING OF NEW DRUG APPLICATIONS FOR THESE COMPOUNDS. INACCURATE ASSUMPTIONS WE MIGHT MAKE AND KNOWN OR UNKNOWN RISKS AND UNCERTAINTIES CAN AFFECT OUR FORWARD-LOOKING STATEMENTS. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED AND OUR ACTUAL RESULTS MAY DIFFER MATERIALLY.

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

    - UTILIZING TECHNOLOGIES TO DEVELOP PRODUCTS FOR IMPROVED DELIVERY AND ADMINISTRATION OF EXISTING COMPOUNDS. We are focused on the application of our technologies to the development of improved formulations of existing anticancer agents, which will be marketed as brand name pharmaceuticals. We believe that incorporating our technologies with these compounds will result in products with improved delivery and/or administration. The development of these products is subject to the New Drug Application ("NDA") approval process.

    - EXPANDING THE SCOPE OF OUR DEVELOPMENT EFFORTS IN ONCOLOGY. We are implementing a strategy to commercialize oncology products in a number of therapies, such as immunotherapies and vaccines, photodynamic therapy and biotechnology-based drugs, and other areas, such as diagnostic agents and prophylaxis.

SUMMARY OF PRODUCTS AND PRODUCTS IN DEVELOPMENT

    The following table outlines our cancer products and cancer products in development, their indication or intended use, their therapeutic category, and their regulatory status. (Non-oncological products are summarized in text below):

                                                                           THERAPEUTIC    REGULATORY
PRODUCT CATEGORY     COMPOUND               INDICATION OR INTENDED USE       CATEGORY       STATUS
-------------------  --------------------   ----------------------------  --------------  -----------
Cytotoxic Agent      Rubitecan              Pancreatic cancer             Cancer          Phase III
  (Oral)                                    Myelodysplastic syndromes/    Cancer          Phase II
                                              Acute myeloid leukemia/
                                              Chronic myeloid leukemia
                                            Various other solid tumors    Cancer          Phase I/II

Cytotoxic Agent/     Nipent-Registered Trademark- Hairy cell leukemia     Cancer          Approved
  Immunosuppressant                         Cutaneous T-cell lymphoma/    Cancer          Phase IV
                                              Peripheral T-cell lymphoma
                                            Chronic lymphocytic leukemia  Cancer          Phase IV
                                            Low grade non-Hodgkin's       Cancer          Phase IV
                                              lymphoma
                                            Graft-versus-host disease     Immunological   Phase
                                                                                          II/III
                                            Rheumatoid arthritis          Immunological   Phase I

Hypomethylating      Decitabine             Myelodysplastic               Cancer          Phase III
  Agent                                     syndromes
                                            Acute myeloid leukemia/       Cancer          Phase II
                                              Chronic myeloid leukemia
                                            Non-small cell lung cancer    Cancer          Phase I/II
                                            Sickle cell anemia            Hematological   Phase I/II

Vaccine              Avicine-TM-            Colorectal cancer             Cancer          Phase III

Stem Cell Purging    4-HC                   PBPC transplants in Acute     Cancer          Phase
  Agent                                       myeloid leukemia                            II/III

Radio-sensitizers    Lucanthone             Brain tumors                  Cancer          Phase I
                     IPdR                   Solid tumors                  Cancer          Phase I

Prodrugs             5-FP                   Solid tumors                  Cancer          Phase I
                     CZ 112                 Solid tumors                  Cancer          Phase I
                     IPdR                   Solid tumors                  Cancer          Phase I

Formulation          Spartaject busulfan    Neoplastic meningitis         Cancer          Phase I
  Technologies       Spartaject rubitecan   Solid tumors                  Cancer          Pre-clinical
                     Mito Extra             Solid tumors                  Cancer          NDA filed
                     Cremophor-free         Solid tumors                  Cancer          Pre-clinical
                       paclitaxel
                     Inhaled paclitaxel     Solid tumors                  Cancer          Pre-clinical

                                                                           THERAPEUTIC    REGULATORY
PRODUCT CATEGORY     COMPOUND               INDICATION OR INTENDED USE       CATEGORY       STATUS
-------------------  --------------------   ----------------------------  --------------  -----------
                     Inhaled rubitecan      Solid tumors                  Cancer          Phase I

Generic Anti-Cancer  Mitomycin              Solid tumors                  Cancer          Approved
  Agents             Paclitaxel             Solid tumors                  Cancer          ANDA filed
                     Daunorubicin           Solid tumors                  Cancer          ANDA filed

Anti-angiogenesis    VEGF                   Solid tumors                  Cancer          Pre-clinical

ONCOLOGY PRODUCTS AND PRODUCTS IN DEVELOPMENT

1.  Rubitecan

    Rubitecan is an oral chemotherapy compound in the camptothecin class, which we licensed from the Stehlin Foundation for Cancer Research in 1997. Rubitecan is a second-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. We believe that rubitecan may have significant advantages over many existing anticancer drugs, including oral dosing, efficacy, and a superior side effect profile. In particular, we believe that the compound causes significantly less inhibition of bone marrow function, due in part to its dosing schedule, which provides for a cycle of five days of administration followed by two days of recovery. In clinical trials, the observed side effects are mild to moderate hematological toxicities, low-grade cystitis, infrequent and mild hair loss and gastrointestinal disorders. Finally, as an oral drug that can be taken at home, rubitecan may provide patients with additional convenience and improved quality of life, and may reduce healthcare costs. We believe that rubitecan is a franchise drug for leadership in the treatment of a broad array of solid tumors and hematological malignancies. We are seeking rapid development of rubitecan and anticipate expedited review by the United States Food and Drug Administration ("FDA") of the drug for pancreatic cancer, for which there are limited treatment options. In addition to patent protection, we have orphan drug designation for this disease, which may provide us with seven years of marketing exclusivity in the United States after FDA approval.

PANCREATIC CANCER

    Pancreatic cancer is associated with high patient mortality, causing more than 75,000 deaths annually in the United States and Europe. It is the fourth leading cause of death by cancer in the United States with an average survival time of four to five months following diagnosis. The current therapeutic treatment options most commonly used to treat pancreatic cancer include 5-fluorouracil ("5-FU") and Gemzar.

    In May 2000, we presented data from a Phase II study of rubitecan at a meeting of the American Society of Clinical Oncology ("ASCO"). This data demonstrated rubitecan's efficacy in pancreatic cancer patients who had failed previous chemotherapy. Of the 45 patients with measurable disease, one-third either experienced a reduction in the size of their tumor, or disease stabilization, meaning that the tumor did not continue to grow. Median survival for these fifteen patients was approximately ten months, while thirty-six percent of the patients survived more than twenty months after starting rubitecan treatment.

    We are evaluating rubitecan in three separate stand-alone pivotal Phase III clinical trials for pancreatic cancer. The trials are randomized, unblinded studies being conducted in approximately 200 centers and are designed to include up to 1,800 patients. The primary endpoint of these trials is survival. We commenced these trials in November 1998, and we have over 1,600 patients currently enrolled. If any one of these trials is successful, we anticipate filing an NDA with the FDA during the second half of 2001. The protocols are outlined as follows:

                                                              MAXIMUM
                         PROTOCOLS                            PATIENTS
------------------------------------------------------------  --------
Rubitecan or Gemzar in patients who have not undergone
  chemotherapy                                                 1,000
Rubitecan or 5-FU in patients who have failed Gemzar
  (enrollment completed)                                         400
Rubitecan or other therapies in patients who have failed
  other prior therapies                                          400

MYELODYSPLASTIC SYNDROMES

    Myelodysplastic syndromes ("MDS") are a group of conditions that have in common abnormalities in the blood-producing cells of the bone marrow. The conditions are fatal, although patients can live for several years after diagnosis. Treatment of patients with MDS has generally proven disappointing. The current standard of care is management by supportive measures, such as blood transfusion, or the administration of antibiotics to fight infections. Hematopoietic growth factors also have been used to treat MDS.

    We are conducting a Phase II study at the M.D. Anderson Cancer Center enrolling patients with a diagnosis of MDS, as well as related conditions such as chronic myeloid leukemia and acute myeloid leukemia. We expect to enroll approximately 100 patients in this trial. Based on preliminary positive results from this study, we are finalizing the protocol of a registration seeking study.

OTHER POTENTIAL INDICATIONS

    Studies have shown rubitecan to be active in more than 30 human and animal tumor models in indications such as breast, lung, colorectal, ovarian and prostate cancers. We are aggressively pursuing more than 25 additional Phase I/II trials using rubitecan both as a single therapeutic agent and in combination with other anticancer agents in solid tumors and hematological malignancies. We intend to make available to physicians copies of peer-reviewed medical journal articles and other validated scientific information related to these trials. We believe this will provide physicians with more up-to-date product information and will better enable them to meet their patients' medical needs.

    In addition, we are currently conducting pilot studies using rubitecan in combination with other chemotherapeutic agents. In studies to date, rubitecan has not exhibited any of the cardiac, pulmonary, hepatic or renal toxicities that limit the acute and/or chronic dosages of several chemotherapeutics. In addition, some early studies suggest rubitecan could be used to treat cancer on a chronic rather than acute basis.

2.  Nipent

    Nipent, generically known as pentostatin or deoxycoformycin, inhibits a key enzyme in the DNA synthesis process and results in cytotoxicity, primarily in lymphocytes. The specific mechanism differs from other chemotherapy agents. Nipent's most unique feature is its selectivity for lymphocytes, with little effect on bone morrow or normal tissues, which creates an interest in this product for the treatment of cancers of the lymphoid system and other hematologic malignancies.

HAIRY CELL LEUKEMIA

    We acquired Nipent from the Parke-Davis division of the Warner-Lambert Company (now Pfizer) in 1996, and we are selling this drug in the United States for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia. Warner-Lambert retained a worldwide, royalty-free license to sell Nipent but has agreed not to sell Nipent in North America through September 2006. In 1997, Warner-Lambert further agreed to buy Nipent from us for all of its sales outside the United States through at least October 2004. We did not receive any revenue from international sales in 2000. We are permitted to sell Nipent outside of North America for diseases other than cancer until September 2006, at which time we may sell the drug worldwide for any disease.

OTHER INDICATIONS

    We believe that Nipent has a unique mechanism of action and Phase IV trials indicate that it may have activity in a variety of other hematologic cancers. In oncology, we are pursuing treatments for lymphatic malignancies and disorders, such as cutaneous T-cell lymphoma, chronic lymphocytic leukemia, low-grade non-Hodgkin's lymphoma, and peripheral T-cell lymphoma. Nipent has received orphan drug designation by the FDA for use against cutaneous T-cell lymphoma and chronic lymphocytic leukemia. As with rubitecan, we are pursuing trials that will lead to peer reviewed articles indicating efficacy of Nipent in various leukemias.

    In addition, Nipent has shown activity in various autoimmune diseases, including graft-versus-host disease which is not responsive to standard therapies, bone marrow transplantation, and rheumatoid arthritis. We estimate the United States markets for both graft-versus-host disease and rheumatoid arthritis are larger than the market for Nipent's current applications. We are conducting Phase I clinical trials in both of these indications and have targeted acute graft-versus-host disease for a registration seeking Phase II/III program currently in preparation. We are also developing an oral formulation of Nipent, suitable for rheumatoid arthritis and other chronic immune disorders.

3.  Decitabine

    Decitabine is a potent hypomethylating agent which we acquired from Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals, in September 1999. Decitabine is a pyrimidine analog that has a mechanism of action which is different from other chemically related compounds, such as gemcitabine and cytosine arabinoside. Decitabine's mechanism is related to DNA hypomethylation. Methylation of DNA is a major mechanism regulating gene expression. Researchers have determined that an increase in methylation of DNA results in blocking the activity of several genes that regulate cell division and differentiation, known as "suppressor genes." With suppressor genes blocked, cell division becomes unregulated, causing cancer. In studies researchers have demonstrated that decitabine reduces the methylation of DNA, leading to reexpression of suppressor genes and a resulting redifferentiation and maturation of the cancer cells back to normal. Researchers have also shown that decitabine treatment restores sensitivity of tumors to treatment by drugs such as cisplatin by reversing drug resistance.

MYELODYSPLASTIC SYNDROMES

    Researchers have shown decitabine to be effective in multiple Phase II trials in the United States and Europe for treating myelodysplastic syndromes. Based on positive results from these studies, we are currently initiating a randomized Phase III study in 160 patients comparing decitabine to best supportive care for MDS. The principal endpoints are time to acute myeloid leukemia or death. This Phase III trial is designed to secure approval for this indication. Decitabine has received orphan drug designation from the FDA for MDS.

OTHER INDICATIONS

    In addition to MDS, Phase I/II studies have shown that decitabine is effective in a variety of other hematological malignancies such as acute myeloid leukemia and chronic myeloid leukemia. Preliminary results also suggest activity in solid tumors such as non-small cell lung cancer. Phase II clinical trials with decitabine are underway for this indication. Phase I results also suggest that decitabine may be applicable for treatment of non-malignant diseases such as sickle cell anemia. Phase II clinical trials are underway for treatment of sickle cell anemia using decitabine.

4.  Avicine

    In July 2000, we acquired the exclusive United States sales and marketing rights to Avicine from AVI BioPharma, Inc. ("AVI"). Avicine is a therapeutic cancer vaccine in late-stage clinical development, and has completed five clinical studies in more than 200 patients.

COLORECTAL CANCER

    Results from a Phase II human study using Avicine as a treatment for advanced colorectal cancer showed that patients who responded to the peptides in the vaccine, in the words of the study author, "exhibited significant survival benefits" compared to patients treated with chemotherapy alone. With the assistance of leading oncologists and the FDA, AVI has developed a Phase III protocol for Avicine as a first-line treatment for metastatic colorectal cancer, which is currently being initiated.

5.  Lucanthone and 4-HC

    Lucanthone is a topoisomerase II inhibitor that we licensed in May 2000 from Dr. Robert Bases of the Albert Einstein College of Medicine. Researchers are currently evaluating lucanthone as a radio-sensitizer in a Phase I study of patients with brain tumors.

    4-HC is a cyclophosphamide analogue which will be studied by the Eastern Cooperative Oncology Group cooperative study group as a purging agent in acute myeloid leukemia in a randomized double-blind placebo-controlled Phase III study in 170 patients. This study is being funded by the National Cancer Institute ("NCI"). We have agreed to hold the Investigational New Drug application ("IND") and provide drug supply for the study and would be in the position to file an NDA if the results are favorable. The study is scheduled to start later in 2001.

6.  Generic Anticancer Drugs

    We have pursued development of generic versions of existing anticancer agents as part of our Extra product development efforts. To date, we have received Abbreviated New Drug Application ("ANDA") approval for our generic mitomycin, which we are selling in the United States. We believe that the total estimated United States sales for generic anticancer products have decreased over the last few years due to increased competition. We also believe sales for these generics may continue to decrease as a result of competitive factors. These factors may include reductions in the per unit sales price, the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies. Therefore, we currently intend to limit our development of generic products to those that we feel either require minimal effort to submit an ANDA and obtain marketing clearance, or that offer significant market opportunities.

PACLITAXEL

    We filed an ANDA for generic paclitaxel with the FDA in August 1998 and filed responses to a letter from the FDA concerning our application in October 2000. We anticipate an approval later in 2001.

DAUNORUBICIN

    We filed an ANDA for generic daunorubicin with the FDA in December 1998. We filed responses to a letter from the FDA concerning our application in February 2001 and are awaiting a response.

FORMULATION TECHNOLOGY, PRODRUGS, AND OTHER PRODUCTS

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

1.  Extra Technology

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

2.  Spartaject-TM- Drug Delivery Technology

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

SPARTAJECT PRODUCTS UNDER DEVELOPMENT

    Busulfan is currently marketed in an oral dosage form by Glaxo
Wellcome Inc. It is frequently used "off-label" as a bone marrow ablating agent prior to bone marrow transplants. In 1998, we completed a Phase I clinical trial of Spartaject busulfan at both Johns Hopkins Oncology Center and Duke University Medical Center. A Phase I clinical trial in pediatric bone marrow ablation was initiated at St. Jude's Children's Hospital.

    Spartaject busulfan is currently also being developed for intrathecal treatment of neoplastic meningitis with a Phase I study ongoing at Duke University Medical Center.

    We are also developing Spartaject rubitecan, an intravenous formulation, which is suitable for patients who cannot swallow an oral medication. This is currently in pre-clinical phase.

3.  Oral Prodrug Delivery Technology

    Oral prodrug delivery technology involves administering an inactive compound, known as a prodrug, which is absorbed in the digestive tract and is converted to an active agent in the liver by an enzyme located there. Oral prodrug delivery technology could potentially enable the oral delivery of drugs that are otherwise only used in an intravenous formulation. The resulting active compounds may pass through the systemic circulation and act at peripheral sites. We are applying the oral prodrug delivery technology to compounds selected for their potential either to serve as oral delivery agents for systemically active chemotherapeutic or radio sensitizing drugs previously available only in intravenous form.

PRODRUG DELIVERY PRODUCTS

    - CZ 112 is an oral prodrug for rubitecan we licensed from the Stehlin Foundation in November 1999 after initial Phase I testing. We are currently completing additional pre-clinical tumor model studies prior to deciding further clinical development.

    - 5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone-based prodrug that is converted to 5-FU, or 5-fluorouracil, by the liver. 5-FU is currently sold generically only in an intravenous form. It is widely used in the treatment of breast, colorectal and other cancers. We have completed a Phase I trial with 5-FP and are evaluating strategies regarding its further clinical development.

    - IPdR is a pyrimidinone-based prodrug that converts into IUdR, a compound that has been under investigation by the NCI, in animals and humans as a potential agent to sensitize cancer cells to radiation. We were recently awarded a Phase II Small Business Innovation Research Grant by the NCI of up to approximately $750,000, which is designated to be used to bring IPdR into Phase I trials.

4.  Cremophor-Free Paclitaxel

    In January and October 2000 we were issued two United States patents for a Cremophor-free formulation of paclitaxel. We believe that these patents have important clinical and strategic implications as such a formulation obviates the need of pre-medication, which is currently required with the use of paclitaxel. We believe that the lack of pre-medication will prove to be a major competitive advantage in the paclitaxel market, which industry reports estimate to be $1.6 billion.

5.  Inhaled Cancer Drugs

    In December 1999, we entered into license and research agreements with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the agreements, we acquired worldwide rights to inhaled versions of formulations of paclitaxel and camptothecins, including rubitecan. Phase I clinical studies with inhaled rubitecan for the treatment of lung cancer and pulmonary metastatic disease are currently underway at the M.D. Anderson Cancer Center and the Baylor College of Medicine.

6.  Surface Safe-Registered Trademark-

    In July 1999, we acquired the Surface Safe product line from Aldorr, Inc., a medical technology development company. Surface Safe is a two-step towelette disposable cleaning system used to decontaminate any work surface where chemotherapeutic preparation is conducted. The first towelette contains chemicals recommended by the Centers for Disease Control and the Occupational Safety Health Administration to clean work surfaces. The second towelette is used to deactivate the chemicals used in the first towelette, in order to prevent damage to work surfaces through its potent oxidizing process. We launched Surface Safe in the United States in March 2001 and intend to launch the product in other countries in the near future.

STRATEGIC AND COLLABORATIVE RELATIONSHIPS

    We identify and license or buy rights to products or compounds that are typically in human clinical development. We then seek to enhance and complete the product development and bring the product to market internally or through collaborations with others. We have entered into a variety of strategic relationships and licensing agreements in pursuing our business. Some of our more significant relationships are as follows:

1.  Abbott Laboratories

    In December 1999, we entered into three agreements with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute our products, Nipent and rubitecan, and invest in shares of our common stock.

    One agreement covers the development, marketing and distribution of rubitecan. Under this agreement, we will co-promote rubitecan with Abbott within the United States and Abbott has exclusive rights to market rubitecan outside the United States. In the United States market, we will share profits from product sales equally with Abbott. Outside of the United States market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and to obtain regulatory approval of the product in the United States, Canada and the member states of the European Union. Abbott is responsible for obtaining regulatory approval of the product in the other countries in the world. We will retain responsibility for manufacturing, packaging, sterilization and labeling of the product and Abbott shall be the exclusive distributor of the product throughout the world.

    In addition, under the agreements Abbott is obligated to purchase shares of our common stock in an amount of up to $81.5 million in nine tranches over a period of time. In addition, Abbott is obligated to make other cash payments to us which, when aggregated with the equity investments, amount to approximately $150 million. The purchase price of the common stock acquired by Abbott will be determined based on the market price of our common stock on the purchase date. In January 2000, Abbott made a $26.5 million equity investment in connection with the first of the nine tranches. Each subsequent equity investment and cash payment is conditioned upon the achievement of certain regulatory and product sale milestones.

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

    Under the terms of the Nipent distribution agreement, beginning March 1, 2000, Abbott became the exclusive United States distributor of Nipent for a period of five years. We retain United States marketing rights for Nipent. In accordance with this agreement, in January 2000, Abbott made a $5 million cash payment to us in connection with the granting of the exclusive distribution rights.

2.  Stehlin Foundation for Cancer Research--Rubitecan

    In September 1997, we licensed the exclusive worldwide royalty-bearing rights to rubitecan from the Stehlin Foundation for Cancer Research, a Houston, Texas-based cancer research clinic. The Stehlin Foundation was established in 1969 by Dr. John S. Stehlin, Jr. M.D., a surgical oncologist, for the express purpose of conducting basic research that can be applied directly to improving the treatment of patients with cancer. All research is clinically oriented and conducted at the Stehlin Foundation's facility in Houston, Texas. In
November 1999, we amended our agreement with the Stehlin Foundation to broaden the definition of licensed compounds to include certain analogues of rubitecan. Under these agreements, we are required to seek commercial applications for rubitecan. We are required to pay the Stehlin Foundation approximately
$10 million for research and must make cash royalty payments and cash or stock milestone payments to the Stehlin Foundation as we develop and commercialize rubitecan.

3.  AVI BioPharma, Inc.--Avicine

    In July 2000, we finalized an agreement with AVI BioPharma, Inc. to obtain the United States marketing rights for Avicine, AVI's proprietary cancer vaccine currently in late-stage clinical testing against a variety of solid tumors. Avicine is a non-toxic immunotherapy that neutralizes the effect of a tumor-associated antigen on cancer cells, while stimulating the body's immune system to react against the foreign tumor. Avicine has completed five clinical studies in more than 200 patients.

    Under the terms of the agreement, we will be responsible for United States marketing and sales of Avicine, and AVI will be responsible for product manufacturing. In addition, we obtained the right of first discussion with respect to all of AVI's oncology compounds. Both companies will share clinical development and regulatory costs for the FDA approval process, and profits will be split equally. SuperGen and AVI will jointly determine the optimum development strategy for the international marketplace and will share all profits received.

    We made equity investments totaling $22 million in AVI in the form of cash and SuperGen common stock. As part of the agreement, we have an option to acquire an additional 10% of AVI's common stock. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine, or the date on which the closing price of AVI's common stock exceeds the option exercise price.

4.  Peregrine Pharmaceuticals--VEGF (Anti-Angiogenesis)

    In February 2001, we completed a transaction to license a platform drug-targeting technology known as Vascular Targeting Agent ("VTA") from Peregrine Pharmaceuticals, formerly known as Techniclone Corp. The licensed technology is specially related to Vascular Endothelial Growth Factor ("VEGF"). Terms of the agreement include an up-front equity investment in Peregrine of $600,000 and subsequent milestone payments, that ultimately could total
$8 million. In addition, we will pay royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology.

    The VTA technology is a proprietary platform designed to specifically target a tumor's blood supply and subsequently destroy the tumor with various attached therapeutic agents.

    Dr. Phillip Thorpe, Professor of Pharmacology at the University of Texas, Southwestern Medical Center, and the inventor of the VTA technology, has demonstrated proof of principle with this technology in several animal models. The results of Dr. Thorpe's studies have been published in several peer-reviewed scientific journals. The next step in the development process is filing an IND application based on Dr. Thorpe's study data.

5.  Non-Oncology Proprietary Products

    We are currently seeking strategic alliances and licensing agreements for further development of certain non-oncology products, including RF 1010, RF 1051, pyrazinoylguanidine ("PZG"), AM 454, and SUPG032.

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

    PZG is a product for treatment of Type II, or adult-onset, diabetes. Animal studies and early clinical studies of PZG suggest that it may help to control the blood sugar and lipid abnormalities of diabetes, and may have utility in treating a lipid disorder unrelated to diabetes called hypertriglyceridemia, obesity, hypertension and the uremia of renal failure. We recently initiated a small, well-defined and controlled Phase II study to characterize the hypoglycemic and lipid-lowering effects of PZG in Type II diabetes.

    We have also recently acquired the intellectual property of AMUR Pharmaceuticals, Inc. ("Amur"), a company with the proprietary rights to AM 454, which can potentially prevent the onset of type 2 diabetes according to pre-clinical animal studies, and rights to a 20K growth hormone, with potential for treatment of type 2 diabetes. Amur's technology is based on a new water-soluble class of hormones.

    Another product in our portfolio is SUPG032, a recombinant human protein currently in pre-clinical phase, that has shown activity against reperfusion injury.

NEW DRUG DEVELOPMENT AND APPROVAL PROCESS

    Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

    The process for new drug approval has many steps, including:

    DRUG DISCOVERY. In the initial stages of drug discovery before a compound reaches the laboratory, tens of thousands of potential compounds are randomly screened for activity against an assay assumed to be predictive for particular disease targets. This drug discovery process can take several years. Once a company locates a "screening lead", or starting point for drug development, isolation and structural determination may begin. The development process results in numerous chemical modifications to the screening lead in an attempt to improve the drug properties of the lead. After a compound emerges from this process, the next steps are to conduct further preliminary studies on the mechanism of action, further in vitro, or test tube, screening against particular disease targets and finally, some in vivo, or animal, screening. If the compound passes these barriers, the toxic effects of the compound are analyzed by performing preliminary exploratory animal toxicology. If the results demonstrate acceptable levels of toxicity, the compound emerges from the basic research mode and moves into the pre-clinical phase.

    PRE-CLINICAL TESTING. During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests typically take approximately three and one-half years to complete, and must be conducted in compliance with Good Laboratory Practice ("GLP"), regulations.

    INVESTIGATIONAL NEW DRUG APPLICATION. During the pre-clinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted in accordance with Good Clinical Practice ("GCP") regulations. In addition, an Institutional Review Board ("IRB"), comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. The IRB also continues to monitor the study. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND application process can result in substantial delay and expense.

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

FDA MODERNIZATION ACT OF 1997

    The Food and Drug Administration Modernization Act of 1997 ("FDAMA") was enacted, in part, to ensure the timely availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. FDAMA establishes a statutory program for the approval of "fast track products." The fast track provisions essentially codifies FDA's Accelerated Approval regulations for drugs and biologics. A "fast track product" is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a "fast track product" at any time during the clinical development of the product. FDAMA specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. Approval of an NDA for a fast track product can be based on an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a fast track product may be subject to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint, and prior review of copies of all promotional materials. If a preliminary review of the clinical data suggests efficacy, the FDA may initiate review of sections of an application for a "fast track product" before the application is complete. This "rolling review" is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the Prescription Drug User Fees Act time period does not begin until the complete application is submitted.

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

    An Abbreviated Application need not contain the clinical and pre-clinical data supporting the safety and effectiveness of the product. The applicant must instead demonstrate that the product is bioequivalent to the listed drug. FDA regulations define bioequivalence as the absence of a significant difference in the rate and the extent to which the active ingredient moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions in an appropriately designed study. If the approved generic drug is both bioequivalent and pharmaceutically equivalent to the listed drug, the agency may assign a code to the product in an FDA publication that will represent a determination by the agency that the product is therapeutically equivalent to the listed drug. This designation will be considered by third parties in determining whether the generic drug will be utilized as an alternative to the listed drug.

SALES AND MARKETING

    We currently have 27 employees focused on sales and marketing of our products to cancer hospitals and clinics in the United States. The large majority of these hospitals are members of hospital buying groups. We have focused our efforts on selling to these groups since they control a significant majority of the business in the oncology and blood disorder pharmaceutical market. We also market our products, including Nipent, to private practice oncology clinics, oncology distributors and drug wholesalers. Oncologists/hematologists, oncology nurses and oncology pharmacists are included in each of these classes of customers.

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

MANUFACTURING

    We currently outsource manufacturing for all of our products to United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our proprietary and generic compounds in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures, and thorough analytical testing by outside laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment, and large manufacturing staffs and conserve our resources.

    The FDA must issue marketing clearance and deem a manufacturer acceptable under current Good Manufacturing Practices ("GMP's") before production of active pharmaceutical ingredients, finished pharmaceuticals, or proprietary and generic drugs for commercial sale may begin. Once a proprietary or generic compound is manufactured on our behalf, it is sent to one or more domestic manufacturers that process it into the finished proprietary, Extra or generic dosage forms. We currently follow these procedures for our marketed products, Nipent and mitomycin. We then ship our finished proprietary and generic products to outside vendors for distribution to our customers.

    We have entered agreements with a domestic entity for the future production of our generic compounds required for both our Extra and generic dosage forms. We have licensed from this manufacturer, on an exclusive basis, proprietary fermentation technology for anticancer antibiotic agents. In the future, we may adapt this proprietary fermentation technology to produce other bulk generics.

    In December 1997, we received approval from the FDA to commercially manufacture Nipent at one of our designated vendors' manufacturing site using our proprietary manufacturing process. We believe we own sufficient bulk inventory for the manufacture of Nipent to meet our clinical and commercial needs for the near future. In April 1998, the FDA approved our application for the production and commercial distribution of mitomycin for injection.

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

COMPETITION

    There are many companies, both public and private, including well-known pharmaceutical companies, that are engaged in the development and sale of pharmaceutical products for some of the applications that we are pursuing. Our competitors and probable competitors include Eli Lilly, Ortho-McNeil Pharmaceutical, Berlex, Bristol-Myers Squibb, Immunex, and others. These companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. These companies may succeed in developing pharmaceutical products that are more effective or less costly than any we may develop or market.

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

EMPLOYEES

    As of December 31, 2000, we had 91 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

EXECUTIVE OFFICERS AND MANAGEMENT TEAM

    Our current executive officers and their ages are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
                                                       Chief Executive Officer, President and
Joseph Rubinfeld, Ph.D....................     68      Director
                                                       Senior Vice President, Chief Medical
Karl L. Mettinger, M.D., Ph.D.............     57      Officer

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

    KARL METTINGER, M.D., PH.D., joined SuperGen in August 2000 as Senior Vice President and Chief Medical Officer. Prior to coming to SuperGen, Dr. Mettinger was at IVAX Corporation/Baker Norton Pharmaceuticals for 11 years, where he served in a number of senior management positions, including Executive Director, Clinical Research; Senior Director, Clinical Research; and, Medical Director. Prior to IVAX, Dr. Mettinger was Deputy General Manager and Medical Director of Hematology Operations at KABI (currently Pharmacia). He was also an associate professor at the Karolinska Institute in Stockholm. Dr. Mettinger obtained his medical training at the University of Lund, and his Ph.D. in Hematology at the Karolinska Institute.

    In addition, our management team includes the following individuals, with their relevant experience and years of industry service:

NAME                           TITLE                          EXPERIENCE
-----------------------------  -----------------------------  -----------------------------
Frank Brenner                  V.P., National Accounts        Adria Laboratories, Lederle
                                                                International, Cetus
                                                                Corporation--26 years
L. Robert Cohen                V.P., Investor Relations and   Pfizer, Johnson & Johnson,
                                 Finance                        Prudential-Bache
                                                                Securities--32 years
Timothy Enns                   V.P., Marketing                Upjohn, Adria, Sequus--20
                                                                years
Ashok Gore, Ph.D.              V.P., Pharmaceutical           Bristol-Myers Squibb,
                                 Operations                     Smithkline Beecham, Knoll
                                                                Pharmaceuticals--31 years
Frederick Grab, Ph.D.          V.P., Compliance and           Bristol-Myers Squibb, Adria
                                 Regulatory CMC                 Laboratories, Wyeth
                                                                Laboratories--32 years
Audrey Jakubowski, Ph.D.       V.P., Regulatory Affairs       Bristol-Myers Squibb,
                                                                DuPont--22 years
Samuel Jason, CPA              Controller                     Coopers & Lybrand, Viacom,
                                                                Mervyn's-- 20 years
R. David Lauper, Pharm.D.,     V.P., Professional Services    Bristol-Myers Squibb, Cetus-
  FAPh.A.                                                       Chiron--26 years
Robert Marshall                V.P., Sales                    OTN, IVEDCO, Syncor, Adria
                                                                Laboratories, NeoRx--30
                                                                years
Lawrence Romel                 V.P., Clinical Operations      Onyx, Sequus, Neurex,
                                                                Kendall--20 years
Howard Sands, Ph.D.            V.P., Pre-Clinical Research    Sparta Pharmaceuticals,
                                                                DuPont--25 years
Simeon Wrenn, Ph.D.            V.P., Biotechnology            American Home Products,
                                                                American Cyanamid, Purdue
                                                                Frederick, Centocor--22
                                                                years

ITEM 2.  PROPERTIES.

    Our principal administrative facility is currently located in leased general office space, containing approximately 50,000 square feet, in Dublin, California, under a lease that expires in November 2010. Our laboratory operations are located in an industrial building in Pleasanton, California. We also possess a five year lease, commencing in July 2001, to a 10,000 square foot office/warehouse space that is adjacent to our laboratory facility. We believe the above properties are suitable for our operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    We are currently not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

    Our common stock trades on the Nasdaq National Market under the symbol "SUPG." The following table sets forth the high and low bid information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq National Market:

                                                                HIGH       LOW
                                                              --------   --------
2000
Quarter ended March 31, 2000................................   $77.31     $27.50
Quarter ended June 30, 2000.................................    49.00      19.13
Quarter ended September 30, 2000............................    39.00      17.38
Quarter ended December 31, 2000.............................    23.69      10.63

1999
Quarter ended March 31, 1999................................   $12.38     $ 8.19
Quarter ended June 30, 1999.................................    19.38      10.25
Quarter ended September 30, 1999............................    24.00      14.81
Quarter ended December 31, 1999.............................    34.75      21.25

    We also have one class of warrants trading on the Nasdaq Smallcap Market under the symbol "SUPGZ." The warrants have an exercise price of $18.18 per share. The SUPGZ warrants will expire on August 12, 2001.

HOLDERS OF RECORD

    As of March 15, 2001, there were 511 holders of record of the common stock and approximately 23,000 beneficial stockholders.

DIVIDENDS

    We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

    During the quarter ended December 31, 2000, we issued the following securities:

    - 46,613 shares of common stock in December 2000 to the Clayton Foundation for Research, in connection with research agreements relating to inhaled formulations of camptothecins, including rubitecan, and taxanes, including paclitaxel.

    The issuance of shares described above was made in reliance on a federal registration exemption afforded under Section 4(2) of the Securities Act of 1933. We made no public solicitation in connection with the issuance of the above mentioned securities nor were there any other offerees. We relied on representation from the recipient of the securities that it purchased the securities for investment for its own account and not with a view to, or for resale in connection with, any distribution thereof and that they were aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding their acquisition of the securities.

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

    We paid total expenses of $2,615,000 in connection with the IPO consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of $623,000. The net proceeds of the IPO through December 31, 2000, including subsequent exercises of warrants to purchase common stock, were $63,397,000.

    From March 13, 1996, the effective date of the registration statement for the IPO, to December 31, 2000 (our most recent fiscal year end), the approximate amount of net proceeds used were:

Construction of plant, building and facilities..............  $1,246,000
Purchase and installation of machinery and equipment........     295,000
Purchase of real estate.....................................     744,000
Working capital used in operations..........................  56,835,000
Repurchase of common stock..................................   3,557,000
Purchase of equity investment...............................     500,000
Acquisition of developed technology.........................     220,000

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

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenue...................................  $ 7,089    $ 4,744    $ 3,004    $ 1,802    $   264
Net loss........................................  (35,283)   (36,985)   (15,577)   (15,996)    (8,758)
Basic and diluted net loss per share............    (1.04)     (1.58)     (0.77)     (0.85)     (0.55)
Total assets....................................  163,333     53,478     19,793     30,772     17,936
Total stockholders' equity......................  149,945     44,768     16,818     28,567     15,707
Long-term obligations...........................       --         --         --         --         --
Cash dividends per share........................       --         --         --         --         --

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

OVERVIEW

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $128.2 million for the period from inception through December 31, 2000. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development.

    During 2000, we significantly increased our cash, cash equivalents, and marketable securities to approximately $131 million at December 31, 2000. We raised approximately $61 million through a public offering of our common stock, received over $31 million in connection with our corporate partnering transactions with Abbott Laboratories, and received approximately $49 million through the exercise of our publicly traded warrants issued at the time of our initial public offering ("SUPGW" warrants), the related underwriters unit purchase warrants, private warrants, and stock options.

    The level of expenditures related to ongoing clinical trials has increased significantly throughout the year as we expand the number of clinical trials and increase the patient accrual into these trials. We expect to initiate additional clinical trials during 2001 with rubitecan, Nipent, decitabine, and Avicine. To support these additional trials, we expect to increase our clinical development staff which, when combined with the increased clinical trial activity, will result in increased costs over the level expended in 2000. During 2000 we added four veteran medical and pharmaceutical executives to our clinical research team: Karl L. Mettinger, M.D., Ph.D., as Senior Vice President, Chief Medical Officer; Lawrence A. Romel as Vice President, Clinical Operations; Jorge F. DiMartino, M.D., Ph.D., as Associate Director, Clinical Research; and Charlene
P. Holt, M.D., as Medical Director of Commercial Operations.

    Our partner, AVI BioPharma, Inc. has informed us that they intend to initiate a Phase III clinical trial with Avicine, their therapeutic vaccine for colorectal cancer. We will share U.S. developmental and regulatory approval costs for Avicine and upon commercialization in the U.S. we will split all U.S. profits. AVI and SuperGen will jointly determine the optimum development strategy for the international marketplace and will share all profits received. In addition to up front equity investments totaling $22 million in cash and SuperGen stock, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total
$80 million. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock. Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies.

    We also acquired all of the intellectual property of AMUR
Pharmaceuticals, Inc. during the third quarter of 2000 in exchange for a combination of common stock and warrants to purchase common stock. Amur's proprietary technology is based on a new water-soluble class of hormones. Investigation of these hormones determined that a specific portion, phosphocholine, confers water solubility to the hormones. Amur's previously conducted research and development has shown that phosphocholine may be attached to other compatible molecules representing a novel patented drug delivery technology. We have recorded a $1,585,000 charge associated with this technology acquisition in 2000.

    Sales of Nipent during 2000 were significantly higher than 1999 levels despite the absence of European sales in 2000. U.S. sales of Nipent in 2000 totaled approximately $5,794,000, compared to $2,983,000 in 1999.

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

    As part of our strategy, we intend either to market our products ourselves or co-promote these products with partners. In late 1999, we entered into an alliance with Abbott Laboratories under which Abbott will undertake to market and distribute rubitecan. We will co-promote rubitecan with Abbott in the United States and Abbott has exclusive rights to market rubitecan outside of the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

    At the end of 2000, we relocated our corporate headquarters from a 9,500 square foot office in San Ramon, California, to a newly-constructed office space containing 50,000 square feet in Dublin, California.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    Revenues were $7.1 million in 2000 compared to $4.7 million in 1999. Revenues in 2000 included $5.8 million in sales of Nipent exclusively in the U.S. marketplace. Worldwide Nipent revenues of $4.3 million in 1999 included $3.0 million in U.S. sales and $1.3 million in sales to the European distributor for Nipent. We have recorded no European sales in 2000. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. Based on this existing relationship, it is our expectation that current inventory levels at our distributor in Europe will continue to result in low order requirements over the next several quarters. Revenues in 2000 also included recognition of $833,000 in revenues related to the Nipent distribution arrangement with Abbott Laboratories, recognition of $50,000 in revenue associated with the completion of a clinical trial for busulfan in Europe, and recognition of $103,000 in grant revenues from the National Institutes of Health/National Cancer Institute relating to the development of IPdR.

    Cost of sales as a percentage of net sales revenues was 27% in 2000 compared to 43% in 1999. The improvement in cost of sales percentage was due primarily to the absence in 2000 of sales to the European distributor for Nipent, as such sales were made at a lower unit selling price under a supply agreement for sale outside North America. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $31.4 million in 2000 compared to $17.3 million in 1999. The increased expense was due primarily to a broader clinical development program along with its associated costs, expansion of the research and development staff, and a significant increase in the accrual rates of patients into our ongoing clinical trials.

    Selling, general and administrative expenses were $16.0 million in 2000 compared to $10.5 million in 1999. This increase was due primarily to costs associated with the expansion of the sales, professional services, information technology and general and administrative staffs together with increased costs associated with trade shows, speakers' programs and symposiums, investor relations, business development consulting and legal fees.

    Acquisition of in-process research and development totaled $1.6 million in 2000 and resulted from the acquisition of the intellectual property of AMUR Pharmaceuticals, Inc. In 1999, acquisition of in-process research and development totaled $10.9 million, which included $7.5 million relating to the acquisition of the drug candidates of Sparta Pharmaceuticals, Inc. and $3.4 million relating to the license of decitabine from Pharmachemie.

    Interest income was $8.2 million in 2000 compared to $1.0 million in 1999. The increase was due to the greater cash balances available for investment as a result of our Abbott corporate partnership, our March 2000 follow-on offering of common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants that we issued in connection with our initial public offering in 1996.

    Amortization of loan commitment fees totaled $2.0 million in 1999. This charge was related to a credit arrangement that existed during 1999. We had no such credit arrangement in 2000 and consequently incurred no such charges during the period.

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

    In March 1999, we entered into a credit arrangement with Tako Ventures LLC ("Tako") granted Tako a security interest in our assets and issued Tako a warrant to purchase 500,000 shares of unregistered common stock as a loan commitment fee. In September 1999 we terminated this credit arrangement and incurred an expense of $2.0 million. We had no comparable charges for 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash, cash equivalents and both short and long term marketable securities totaled $130.6 million at December 31, 2000, compared to approximately $29.4 million at December 31, 1999. In January 2000, we received a $26.5 million equity investment and a $5.0 million cash payment from Abbott. During 2000, we raised approximately $61.3 million through a follow-on offering of our common stock and we received $48.8 million through the exercises of our publicly traded warrants, related underwriters' unit purchase warrants, private warrants, and stock options.

    The net cash used in operating activities of $26.1 million in 2000 primarily reflected the net loss for the period of $35.3 million and the restriction of $3.2 million as collateral for our building lease letter of credit, offset by the receipt of $5.0 million from Abbott Laboratories relating to the Nipent distribution agreement, non cash charges related to the acquisition of in-process research and development of $1.6 million, and an increase in accounts payable and other liabilities of $5.5 million.

    In September 2000, our Board authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock at prices not to exceed $22 per share or $20 million in total. During the year ended December 31, 2000, we repurchased 184,500 shares of common stock at a cost of approximately $2.4 million. In March 2001, our Board authorized the repurchase of up to two million shares under this plan.

    We believe that our current cash, cash equivalents and marketable securities will satisfy our cash requirements at least through December 31, 2002. Our primary planned uses of cash during that period are:

    - for research and development activities, including expansion of clinical trials;

    - to enhance sales and marketing efforts in advance of the potential launch of rubitecan;

    - to potentially enhance manufacturing capabilities;

    - to repurchase shares of common stock under our stock repurchase plan; and

    - to finance possible acquisitions of complimentary products, technologies and businesses.

    In addition to our commitments to develop rubitecan under our agreements with Abbott, we are also obligated to potentially expend up to a total of $88 million in milestone and development related payments to AVI and Peregrine for development of Avicine and VEGF technologies. Our total commitments under the lease for our new corporate headquarters totals $22 million.

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

ACQUISITION OF IN-PROCESS RESEARCH AND DEVELOPMENT AND RELATED ASSETS

FACTORS CONSIDERED WHEN EVALUATING IPR&D

    Acquired in-process research and development ("IPR&D"), represents the value assigned to research and development projects that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," as interpreted by FASB Interpretation
No. 4, amounts assigned to acquired IPR&D meeting the above criteria must be expensed at the date of consummation of the transaction. Accordingly, we record a non-recurring charge for this acquired IPR&D at the date of acquisition.

    The development of any of the acquired IPR&D into technologically feasible and commercially viable products depends principally on the successful performance of additional clinical trials. Though we currently expect that the acquired IPR&D will be successfully developed, the proposed products may never be commercially viable.

YEAR ENDED DECEMBER 31, 2000

    In September 2000, we acquired all of the intellectual property of Amur in exchange for 37,795 shares of our common stock and two-year warrants to purchase 200,000 shares of our common stock at $40.00 per share. Amur's proprietary technology is based on a new water-soluble class of hormones. Investigation of these hormones determined that a specific portion, phosphocholine, confers water solubility to the hormones. Amur's previously conducted research and development has shown that phosphocholine may be attached to other compatible molecules representing a novel patented drug delivery technology. We recorded a charge of $1,585,000 in connection with this acquisition.

YEAR ENDED DECEMBER 31, 1999

    SPARTA DRUG CANDIDATES

    In August 1999, we completed our acquisition of Sparta, a biopharmaceutical company engaged in developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases and inflammation.

    The total cost of the acquisition was approximately $9.6 million, and consisted of the issuance of 429,082 shares of our common stock and 220,945 common stock warrants to the former Sparta stockholders. Approximately
$7.5 million of the purchase price was allocated to acquired IPR&D. The Sparta research and development programs were valued as follows:

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

    In the decitabine acquisition we issued 171,123 shares of unregistered common stock valued at $3.4 million, which we charged to IPR&D. In assigning the purchase price to IPR&D, we considered, among other factors, our intentions for the future use of the acquired project, its stage of completion, the lack of alternative future uses of the technology, and that no other tangible or intangible assets were acquired. We believe decitabine has a unique mechanism of action that may demonstrate its effectiveness in acute leukemias and other hematological malignancies. We currently estimate that the completion of the clinical trials and submission to the FDA of an NDA could occur in 2002 and the research and development costs to complete those processes will be approximately $6.0 to $8.0 million. Revenues could begin with the introduction of a product in 2002.

RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 30, 2000. Because of the Company's minimal use of derivatives, we do not anticipate that the adoption of the new Statement will have a significant effect on our earnings or the financial position.

RECENTLY ISSUED STAFF ACCOUNTING BULLETIN

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and is effective in the fourth quarter of 2000. SAB 101 did not have a material impact on our results of operations, financial position or cash flows for the year ended December 31, 2000.

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

    - failure of our contract research organization to devote sufficient time and resources to our studies or to comply with strictly enforced GCP standards or otherwise satisfy their contractual obligations;

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

IF WE FAIL TO OBTAIN REGULATORY MARKETING APPROVALS IN A TIMELY MANNER, OUR BUSINESS WILL SUFFER.

    Even if we believe our trials are successful, the FDA may require additional clinical testing and, therefore, we would have to commit additional unanticipated resources. The FDA has substantial discretion in the drug approval process. We cannot assure you that we will obtain the necessary regulatory approvals to market our products. The FDA and comparable agencies in foreign countries impose substantial requirements for the introduction of both new pharmaceutical products and generic products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. We have not yet received marketing approval for any of our internally developed proprietary products. Our proprietary drugs and products will require lengthy clinical trials along with FDA and comparable foreign agency review as new drugs. Our generic drugs will also require regulatory review and approval.

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

    - the contract research organization performing some of the clinical research services for our rubitecan development program may fail to perform its obligations under our agreements harming our clinical approval activities;

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

    We incurred cumulative losses of $128.2 million for the period from inception through December 31, 2000. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2001. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

WE HAVE LIMITED SALES AND MARKETING CAPABILITIES AND NO DISTRIBUTION CAPABILITIES AND MAY NOT BE ABLE TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

    We currently have limited sales and marketing resources and no distribution capability. Although we have 27 sales and marketing personnel focusing on the sale of our products to hospitals and hospital buying groups, we anticipate relying on third parties to sell and market some of our primary products. For instance, we will co-promote the potential sale of rubitecan with Abbott. However, we may not be able to enter into additional sales and marketing arrangements with others on acceptable terms, if at all. If our arrangements with third parties are not successful, or if we are unable to enter into third-party arrangements, then we may need to substantially expand our sales and marketing force. We may not succeed in enhancing our sales and marketing capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded sales and marketing operations. We currently rely on third parties to distribute our products and expect to continue to do so in the future. If we fail to establish successful sales and marketing capabilities or fail to enter into successful marketing arrangements with third parties, or if our third party distributors fail to perform their obligations, our business, financial condition and results of operations will be materially and adversely affected.

OUR STRATEGIC RELATIONSHIPS WITH AVI AND PEREGRINE COULD CAUSE US TO EXPEND SIGNIFICANT MONEY ON DEVELOPMENT COSTS WITH NO ASSURANCE OF FINANCIAL RETURN.

    Under our strategic relationships with AVI and Peregrine, in exchange for marketing and other rights, we have agreed to make equity investments, fund clinical development activities, and pay license fees. The compounds underlying these strategic relationships may prove to be ineffective, may fail to receive regulatory approvals, may be unprotectable by patents or other intellectual property rights, or may otherwise not be commercially viable. If these strategic relationships are not successful our business will be materially and adversely affected.

IF WE FAIL TO COMPLY WITH THE GOVERNMENTAL REGULATIONS, OUR BUSINESS WILL
SUFFER.

    All new drugs, including our products under development, are subject to extensive and rigorous regulation by the FDA, and comparable agencies in state and local jurisdictions and in foreign countries. These regulations govern, among other things, the development, testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of our potential products for a considerable period of time and to impose costly procedures upon our activities. If regulatory approval of our products is granted, such approval may impose limitations on the indicated uses for which our products may be marketed. Further, even if regulatory approval is obtained for a product, later discovery of previously unknown problems may result in restrictions of the product, including withdrawal of the product from the market.

    Among the conditions for FDA approval of all of our products in development is the requirement that the manufacturer's (at either our facilities or those of a third party manufacturer) quality control and manufacturing procedures conform to current Good Manufacturing Practices, which must be followed at all times. The FDA and foreign regulatory authorities strictly enforce GMP requirements through periodic unannounced inspections. We cannot assure you that the FDA will determine that our facilities and manufacturing procedures or any third party manufacturer of our products will conform to GMP requirements. Additionally, we, or our third party manufacturer, must pass a pre-approval inspection before we can obtain marketing approval for any of our products in development. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products including warning letters, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant pre-market approval or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil fines and criminal prosecutions.

    We and our contract research organizations are also required to comply with current GCP regulations and guidelines enforced by the FDA for all of our products in clinical development. FDA enforced GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If we or our contract research organizations fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and FDA may require us to perform additional studies before approving our marketing applications. We cannot assure you that FDA will determine that any of our studies for products in clinical development comply with GCPs.

    The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our products. We cannot predict the likelihood of adverse governmental regulation which may arise from future legislative or administrative action, either in the United States or abroad.

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

    Our competitors have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. These competitors and probable competitors include established companies such as Eli Lilly & Co., Ortho-McNeil Pharmaceutical, Berlex, Bristol-Myers Squibb Company, Immunex Corp and others. If these companies succeed in developing pharmaceutical products that are more effective or less costly than any that we may develop or market, our business will suffer.

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

    Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products. For example, the party that currently purifies our Nipent finished product has sought bankruptcy protection. While we currently anticipate that our needs will be satisfied in the coming year and we are seeking alternate sources of supply, we may be unable to locate replacement sources, and the sources that we may locate may not provide us with similar reliability or pricing and our business could suffer.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

    Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the state of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

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

    As of December 31, 2000, our officers, directors, Abbott and their affiliates owned approximately 8.8% of the outstanding shares of our common stock, not including stock issuable upon exercise of options or warrants. If these stockholders were to exercise all of their options and warrants, they would collectively own a majority of our common stock. These stockholders, if acting together, may be able to influence the election of our directors and other matters requiring approval by our stockholders. This concentration of ownership may also delay or prevent a third party from acquiring us. These stockholders may have interests that differ from our other stockholders, particularly in the context of potentially beneficial acquisitions of our company by others. For example, to the extent that these stockholders are our employees, they may be less inclined to vote for acquisitions of our company by others involving the termination of their employment or diminution of their responsibilities or compensation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, U.S. corporate obligations, and U.S. government obligations, we believe that our exposure to interest rate market risk would not significantly affect our operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    All information required by this item is included on pages F-1 to F-20 in
Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding our Board of Directors is incorporated by reference to the section entitled "Election of Directors" appearing in our proxy statement for the annual meeting of stockholders to be filed with the Commission by April 30, 2001. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        1. FINANCIAL STATEMENTS. The following financial statements of the Company and the Report of Ernst & Young LLP, Independent Auditors, are included in Part IV of this Report on the pages indicated:

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors               F-1
Consolidated Balance Sheets.................................    F-2
Consolidated Statements of Operations.......................    F-3
Consolidated Statement of Changes in Stockholders' Equity...    F-4
Consolidated Statements of Cash Flows.......................    F-5
Notes to Consolidated Financial Statements..................    F-6

        2.  FINANCIAL STATEMENT SCHEDULES.

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

        3.  EXHIBITS:

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
         (f)3.1         Amended and Restated Certificate of Incorporation of the
                          Registrant.

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

    (cc)(s)10.2         1993 Stock Option Plan (as amended through July 11, 2000).

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

        (f)10.15        Office Building Lease dated June 23, 2000 between the
                          Registrant and Koll Dublin Corporate Center, L.P..

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

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
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

        (r)10.34        Secured Promissory Note Commitment dated March 25, 1999
                          issued by the Registrant to Tako Ventures LLC.

        (r)10.35        Common Stock Purchase Warrant dated March 25, 1999.

     (p)(q)10.36        Letter of Intent regarding Nipent Manufacturing.

        (t)10.37        Common Stock Purchase Agreement dated November 23, 1998.

     (q)(u)10.38        Know-How Transfer and Cooperation Agreement dated
                          September 10, 1999 between the Registrant and Pharmachemie
                          B.V.

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

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
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

        (y)10.46        Form of Warrant Agreement between Registrant and
                          Clipperbay & Co.

        (y)10.47        Form of Warrant Agreement between Registrant and The Tail
                          Wind Fund Ltd., Carriage Partners, LLC, and LBI
                          Group Inc.

     (z)(q)10.48        Common Stock and Option Purchase Agreement, dated
                          December 21, 1999 between the Registrant and Abbott
                          Laboratories

        (z)10.49        Form Registration Rights Agreement

     (z)(q)10.50        Worldwide Sales, Distribution, and Development Agreement,
                          dated December 21, 1999 between the Registrant and Abbott
                          Laboratories

     (z)(q)10.51        U.S. Distribution Agreement, Dated December 21, 1999 between the Registrant and Abbott Laboratories

       (aa)10.52        Registration Rights Agreement dated December 15, 1999
                          between the Registrant and AVI BioPharma, Inc.

       (aa)10.53        Subscription Agreement dated December 1, 1999 between the
                          Registrant and AVI BioPharma, Inc.

    (aa)(q)10.54        Research Agreement (Camptothecin) dated November 15, 1999
                          between the Registrant and Clayton Foundation for Research

    (aa)(q)10.55        Research Agreement (Paclitaxel) dated November 15, 1999
                          between the Registrant and Clayton Foundation for Research

    (bb)(q)10.56        License Agreement (Camptothecin) dated November 15, 1999
                          between the Registrant and Research Development Foundation

    (bb)(q)10.57        License Agreement (Paclitaxel) dated November 15, 1999
                          between the Registrant and Research Development Foundation

        (q)10.58        Amendment No. 1 to License Agreement dated November 1, 1999 between the Registrant and the Stehlin Foundation for
                          Cancer Research

           10.59        United States of America Sales, Distribution and Development
                          Agreement dated April 4, 2000 between the Registrant and
                          AVI BioPharma, Inc.

           10.60        Common Stock and Warrant Purchase Agreement Dated April 4,
                          2000 between the Registrant and AVI BioPharma, Inc.

       (dd)10.61        Registration Rights Agreement dated April 4, 2000 between
                          the registrant and AVI BioPharma, Inc.

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
---------------------   -----------------------
           10.62        Asset Purchase Agreement dated February 18, 2000 between the
                          Registrant and AMUR Pharmaceuticals, Inc.

           10.63        Patent and Intellectual Property Assignment Agreement dated
                          September 27, 2000 between the Registrant and AMUR
                          Pharmaceuticals, Inc.

       (dd)10.64        Registration Rights Agreement dated September 27, 2000
                          between the registrant and AMUR Pharmaceuticals, Inc.

       (dd)10.65        Warrant Agreement dated December 23, 1998 between the
                          Registrant and Jesup & Lamont Securities Corporation

       (dd)10.66        Warrant Agreement dated October 4, 1999 between the
                          Registrant and Paulson Investment Company, Inc.

           23.1         Consent of Ernst & Young LLP, Independent Auditors.

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

(c) Incorporated by reference from the Registrant's Report on Form S-8 filed with the Securities and Exchange Commission on July 1, 1996.

(d) Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

(e) Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

(f) Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000.

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

(z) Incorporated by reference from the Registrant's Report on Form 8-K/A dated December 22, 1999 filed with the Securities and Exchange Commission on January 7, 2000.

(aa) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Reg. No. 333-95177) filed with the Securities and Exchange Commission on January 21, 2000.

(bb) Incorporated by reference from Amendment No. 1 to the Registrant's Registration Statement on Form S-3 (Reg. No. 333-95177) filed with the Securities and Exchange Commission on March 16, 2000.

(cc) Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44736) filed with the Securities and Exchange Commission on August 29, 2000.

(dd) Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Reg. No. 333-52326) filed with the Securities and Exchange Commission on December 20, 2000.

    (b) REPORTS ON FORM 8-K.

       - Form 8-K dated December 21, 2000, filed on January 3, 2001, regarding the Registrant's relocation of its corporate headquarters and the hiring, promotion, and resignation of various Company vice-presidents.

    (c) EXHIBITS. See Item 14(a) above.

    (d) FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
SuperGen, Inc.

    We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 14, 2001

                                 SUPERGEN, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  70,731   $ 22,546
  Marketable securities.....................................     21,044      5,008
  Accounts receivable.......................................      2,023      1,754
  Other receivables.........................................      1,350      5,000
  Inventories...............................................      1,648      1,368
  Prepaid expenses and other current assets.................      2,520      2,879
                                                              ---------   --------
    Total current assets....................................     99,316     38,555
Marketable securities -- non-current........................     38,828      1,812
Investment in stock of related parties......................     13,250      5,938
Due from related parties....................................        371        450

Property, plant and equipment, net..........................      5,438      2,923
Developed technology at cost, net...........................      1,264      1,707
Goodwill and other intangibles, net.........................      1,588      2,036
Restricted cash.............................................      3,212         --
Other assets................................................         66         57
                                                              ---------   --------
    Total assets............................................  $ 163,333   $ 53,478
                                                              =========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $   8,024   $  2,694
  Deferred revenue..........................................      1,000        894
  Accrued employee benefits.................................      1,197        955
                                                              ---------   --------
    Total current liabilities...............................     10,221      4,543
Deferred revenue -- non-current.............................      3,167      4,167
                                                              ---------   --------
    Total liabilities.......................................     13,388      8,710
                                                              ---------   --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized; none outstanding............................         --         --
  Common stock, $.001 par value; 150,000,000 shares
    authorized; 33,383,723 and 25,477,770 shares issued and
    outstanding at December 31, 2000 and December 31, 1999,
    respectively............................................         33         25
  Additional paid in capital................................    287,677    138,461
  Deferred compensation.....................................       (197)      (835)
  Accumulated other comprehensive loss......................     (9,407)        (5)
  Accumulated deficit.......................................   (128,161)   (92,878)
                                                              ---------   --------
    Total stockholders' equity..............................    149,945     44,768
                                                              ---------   --------
    Total liabilities and stockholders' equity..............  $ 163,333   $ 53,478
                                                              =========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Net sales revenue.........................................  $  6,102   $  4,744   $  3,004
  Other revenue.............................................       987         --         --
                                                              --------   --------   --------
    Total revenue...........................................     7,089      4,744      3,004

Operating expenses:
  Cost of sales.............................................     1,641      2,032      1,925
  Research and development..................................    31,387     17,346     10,511
  Selling, general, and administrative......................    15,964     10,517      7,046
  Acquisition of in-process research and development........     1,585     10,850         --
                                                              --------   --------   --------
    Total operating expenses................................    50,577     40,745     19,482
                                                              --------   --------   --------
Loss from operations........................................   (43,488)   (36,001)   (16,478)

Interest income.............................................     8,205      1,016        901
Amortization of loan commitment fee.........................        --     (2,000)        --
                                                              --------   --------   --------
Net loss....................................................  $(35,283)  $(36,985)  $(15,577)
                                                              ========   ========   ========
Basic and diluted net loss per share........................  $  (1.04)  $  (1.58)  $  (0.77)
                                                              ========   ========   ========
Weighted average shares used in basic and diluted net loss
  per share calculation.....................................    33,822     23,352     20,353
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                        COMMON                                           ACCUMULATED
                                         STOCK          ADDITIONAL                          OTHER
                                  -------------------     PAID IN        DEFERRED       COMPREHENSIVE     ACCUMULATED
                                   SHARES     AMOUNT      CAPITAL      COMPENSATION         LOSS            DEFICIT       TOTAL
                                  --------   --------   -----------   --------------   ---------------   -------------   --------
Balances at January 1, 1998.....   20,178      $20       $ 68,956         $  --            $   (93)        $ (40,316)    $ 28,567
  Comprehensive loss:
    Net loss....................       --       --             --            --                 --           (15,577)     (15,577)
    Other comprehensive loss --
      Unrealized loss on
      investments...............       --       --             --            --                (35)               --          (35)
                                                                                                                         --------
  Comprehensive loss............                                                                                          (15,612)
  Issuance of common stock in
    connection with a private
    placement, net of offering
    costs of $368...............      460        1          2,631            --                 --                --        2,632
  Issuance of common stock for
    acquisition of patent
    royalty agreement and other
    intellectual property.......       75       --            750            --                 --                --          750
  Issuance of common stock upon
    exercise of warrants and
    stock options...............      134       --            190            --                 --                --          190
  Issuance of common stock in
    connection with employee
    stock purchase plan.........       16       --            103            --                 --                --          103
  Issuance of common stock to
    Tako Ventures, LLC..........      107       --             --            --                 --                --           --
  Compensation expense from
    grants of options to vendors
    and acceleration of option
    vesting.....................       --       --            188            --                 --                --          188
                                  -------      ---       --------         -----            -------         ---------     --------
Balances at December 31, 1998...   20,970       21         72,818            --               (128)          (55,893)      16,818
  Comprehensive loss:
    Net loss....................       --       --             --            --                 --           (36,985)     (36,985)
    Other comprehensive loss --
      Unrealized gain on
      investments...............       --       --             --            --                123                --          123
                                                                                                                         --------
  Comprehensive loss............                                                                                          (36,862)
  Issuance of common stock and
    warrants in connection with
    private placements, net of
    offering costs of $2,156....    2,759        3         36,440            --                 --                --       36,443
  Issuance of common stock for
    acquisition of in-process
    research and development and
    license agreements..........      280       --          5,356            --                 --                --        5,356
  Issuance of common stock to
    Clayton Foundation in
    connection with research
    agreements..................       36       --          1,191            --                 --                --        1,191
  Issuance of common stock to
    AVI BioPharma, Inc..........      100       --          2,825            --                 --                --        2,825
  Issuance of common stock and
    warrants in connection
    acquisition of Sparta
    Pharmaceuticals, Inc........      429       --          9,370            --                 --                --        9,370
  Issuance of common stock upon
    exercise of warrants and
    stock options...............      820        1          5,489            --                 --                --        5,490
  Issuance of common stock in
    connection with employee
    stock purchase plan.........       23       --            227            --                 --                --          227
  Issuance of common stock to
    Tako Ventures, LLC..........       61       --            379            --                 --                --          379
  Issuance of warrants to Tako
    Ventures, LLC in connection
    with promissory note........       --       --          2,000            --                 --                --        2,000
  Compensation expense from
    stock option grants to
    consultants and vendors.....       --       --          1,419            --                 --                --        1,419
  Deferred compensation.........       --       --            947          (947)                --                --           --
  Amortization of deferred
    compensation................       --       --             --           112                 --                --          112
                                  -------      ---       --------         -----            -------         ---------     --------
Balances at December 31, 1999...   25,478       25        138,461          (835)                (5)          (92,878)      44,768
  Comprehensive loss:
    Net loss....................       --       --             --            --                 --           (35,283)     (35,283)
    Other comprehensive loss --
      Unrealized loss on
      investments...............       --       --             --            --             (9,402)               --       (9,402)
                                                                                                                         --------
  Comprehensive loss............                                                                                          (44,685)
  Issuance of common stock in
    connection with follow-on
    public offering, net of
    offering costs of $606......    1,465        1         61,303            --                 --                --       61,304
  Issuance of common stock upon
    exercise of warrants and
    stock options...............    5,239        5         48,823            --                 --                --       48,828
  Issuance of common stock to
    Abbott Laboratories.........      933        1         26,499            --                 --                --       26,500
  Issuance of common stock to
    AVI BioPharma, Inc., net of
    offering costs of $45.......      348        1         12,128            --                 --                --       12,129
  Issuance of common stock for
    acquisition of in-process
    research and development....       38       --          1,460            --                 --                --        1,460
  Issuance of common stock to
    Clayton Foundation in
    connection with research
    agreements..................       47       --            740            --                 --                --          740
  Issuance of common stock in
    connection with employee
    stock purchase plan.........       21       --            410            --                 --                --          410
  Compensation expense from
    stock option grants to
    consultants and vendors.....       --       --            657            --                 --                --          657
  Amortization of deferred
    compensation................       --       --             --           230                 --                --          230
  Reversal of deferred
    compensation due to employee
    termination.................       --       --           (408)          408                 --                --           --
  Repurchase of common stock....     (185)      --         (2,396)           --                 --                --       (2,396)
                                  -------      ---       --------         -----            -------         ---------     --------
Balances at December 31, 2000...   33,384      $33       $287,677         $(197)           $(9,407)        $(128,161)    $149,945
                                  =======      ===       ========         =====            =======         =========     ========

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Operating activities:
  Net loss..................................................  $(35,283)  $(36,985)  $(15,577)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation............................................       667        506        562
    Amortization of intangible assets.......................       891        404         23
    Amortization of deferred compensation...................       230        112         --
    Amortization of deferred revenue........................      (894)        --         --
    (Gain) loss on sale or disposal of property and
      equipment.............................................        13         --        (19)
    Amortization of loan commitment fee.....................        --      2,000         --
    Expense related to stock options and warrants granted to
      non-employees.........................................       657      1,419        188
    Non-cash charges related to acquisition of in-process
      research and development..............................     1,585     10,850         --
    Non-cash charges related to acquisition of license
      agreements............................................        --        916         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................      (269)    (1,005)      (648)
      Inventories...........................................      (280)      (123)       183
      Prepaid expenses and other assets.....................     1,090     (2,166)      (116)
      Due from related parties..............................      (371)        --        109
      Other receivables.....................................     3,650         --         --
      Restricted cash.......................................    (3,212)        --         --
      Accounts payable and other liabilities................     5,447        467      1,520
                                                              --------   --------   --------
Net cash used in operating activities.......................   (26,079)   (23,605)   (13,775)
Investing activities:
  Purchases of marketable securities........................   (62,755)    (5,725)    (5,363)
  Sales or maturities of marketable securities..............    10,163      2,240      2,077
  Purchase of equity investment in related party............    (5,000)    (2,500)        --
  Purchase of property and equipment........................    (2,745)      (457)      (672)
  Sale of property and equipment............................        --         --         96
  Acquisition of Sparta Pharmaceuticals, net of cash
    acquired................................................        --        510         --
                                                              --------   --------   --------
Net cash used in investing activities.......................   (60,337)    (5,932)    (3,862)
Financing activities:
  Issuance of common stock, net of issuance costs...........   136,997     43,469      2,925
  Repurchase of common stock................................    (2,396)        --         --
                                                              --------   --------   --------
Net cash provided by financing activities...................   134,601     43,469      2,925
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    48,185     13,932    (14,712)
Cash and cash equivalents at beginning of period............    22,546      8,614     23,326
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 70,731   $ 22,546   $  8,614
                                                              ========   ========   ========
Supplemental Disclosures of Cash Flow Information:
  Non-cash investing and financing activities:
    Issuance of common stock related to acquisition of
      developed technology..................................  $     --   $  1,040         --
    Issuance of common stock related to research
      agreement.............................................       740      1,191         --
    Issuance of common stock related to equity investment in
      related party.........................................    12,174      2,825         --

          See accompanying notes to consolidated financial statements

                                 SUPERGEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    SuperGen, Inc. ("SuperGen", "we", "us" or the "Company") was incorporated in California in March 1991. We changed our state of incorporation to Delaware in 1997. We are an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of oncology therapies for solid tumors and hematological malignancies. We operate in one industry segment.

PRINCIPLES OF CONSOLIDATION

    Our consolidated financial statements include the accounts of Sparta Pharmaceuticals, Inc. ("Sparta") from August 12, 1999, the date of acquisition, and two wholly-owned subsidiaries, which are immaterial.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

    Our net sales relate principally to two pharmaceutical products. We recognize sales revenue upon shipment and related transfer of title to customers, with allowances provided for estimated returns and exchanges. Cash advance payments received in connection with distribution agreements or research grants are deferred and recognized ratably over the period of the respective agreements.

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

    Marketable securities consist of corporate or government debt securities and equity securities that have a readily ascertainable market value and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in accumulated other comprehensive loss in equity.

ADVERTISING EXPENSE

    Advertising costs are expensed as incurred. We incurred advertising costs of $806,000 in 2000, $731,000 in 1999, and $418,000 in 1998.

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RESEARCH AND DEVELOPMENT

    Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred.

EQUITY INVESTMENTS

    Equity investments in securities without readily determinable fair value are carried at cost. We periodically review those carried at cost and believe the amounts continue to be realizable.

INVENTORIES

    Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

                                                                2000       1999
                                                              --------   --------
Raw materials...............................................   $  176     $  183
Work in process.............................................      720        935
Finished goods..............................................      752        250
                                                               ------     ------
                                                               $1,648     $1,368
                                                               ======     ======

    Bulk materials for our primary pharmaceutical product must be purified at a United States Food and Drug Administration ("FDA") approved facility that meets stringent Good Manufacturing Practices standards. We currently use a single vendor to perform this manufacturing process using our own equipment located at the vendor's site. We have contracted with a separate vendor to manufacture the Nipent finished dosage at its approved facility. In addition, we store the majority of our bulk raw materials at a single storage location. Although there are a limited number of vendors who may be qualified to perform these services, we believe that other vendors could be engaged to provide similar services on comparable terms. However, the time required to locate and qualify other vendors or replace lost bulk inventory could cause a delay in manufacturing that might be financially and operationally disruptive.

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

                                 SUPERGEN, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property, plant and equipment consist of the following at December 31 (in thousands):

                                                                2000       1999
                                                              --------   --------
Land and building...........................................   $2,433     $1,983
Leasehold improvements......................................    1,566        239
Equipment...................................................      741        592
Furniture and fixtures......................................    2,605      1,447
                                                               ------     ------
Total property and equipment................................    7,345      4,261
Less accumulated depreciation and amortization..............   (1,907)    (1,338)
                                                               ------     ------
Property, plant and equipment, net..........................   $5,438     $2,923
                                                               ======     ======

DEVELOPED TECHNOLOGY

    Developed technology related to the acquisition of Nipent is being amortized to cost of sales on a units-manufactured basis over a period expected to approximate six years. Developed technology related to other acquired products is being amortized on a straight-line basis over five years. Accumulated amortization was $672,000 and $379,000 at December 31, 2000 and 1999, respectively.

INTANGIBLE ASSETS

    Intangible assets, including trademarks, covenants not to compete, acquired workforce and customer lists, are stated at cost and amortized on a straight-line basis over their estimated useful lives of six months to five years. Goodwill, which represents the excess of acquisition cost over the net assets acquired, is being amortized on a straight-line basis over five years. As of December 31, 2000 and 1999, accumulated amortization was $630,000 and $179,000, respectively.

MAJOR CUSTOMERS

    Our major customers include a number of buying groups. The percentage of sales of each of these major customers to total net sales for the years ended December 31 were as follows:

                                                               2000       1999       1998
                                                             --------   --------   --------
Customer A.................................................     25%        15%        10%
Customer B.................................................     21          8          0
Customer C.................................................     12          7         16
Customer D.................................................      8          8         10
Warner-Lambert Company.....................................      0         27         20
All others.................................................     34         35         44
                                                               ---        ---        ---
Total......................................................    100%       100%       100%
                                                               ===        ===        ===

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

STOCK-BASED COMPENSATION

    We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. We account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    Stock-based compensation arrangements to non-employees are accounted for in accordance with FAS 123 and EITF 96-18, using a fair value approach, and the compensation costs of such arrangements are subject to re-measurement over their vesting terms, as earned.

IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121"), we review long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000, there have been no such losses.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 30, 2000. Because of the Company's minimal use of derivatives, we do not anticipate that the adoption of the new Statement will have a significant effect on our earnings or the financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and is effective in the fourth quarter of 2000. SAB 101 did not have a material impact on our results of operations, financial position or cash flows for the year ended December 31, 2000.

RECLASSIFICATIONS

    We have reclassified certain prior year amounts to conform to the current year's presentation.

                                 SUPERGEN, INC.

2. AVAILABLE-FOR-SALE-SECURITIES

    The following is a summary of available-for-sale securities (in thousands):

                                                                      GROSS
                                                                    UNREALIZED
                                                        AMORTIZED     GAINS      ESTIMATED
                                                          COST       (LOSSES)    FAIR VALUE
                                                        ---------   ----------   ----------
AT DECEMBER 31, 2000:
U.S. corporate debt securities........................  $124,054      $   349     $124,403
U.S. government debt securities.......................     3,848            7        3,855
Marketable equity security............................    22,666       (9,763)      12,903
                                                        --------      -------     --------
  Total...............................................  $150,568      $(9,407)    $141,161
                                                        ========      =======     ========
AT DECEMBER 31, 1999:
U.S. corporate debt securities........................  $ 24,609      $   (10)    $ 24,599
Marketable equity securities..........................     5,492            5        5,497
                                                        --------      -------     --------
  Total...............................................  $ 30,101      $    (5)    $ 30,096
                                                        ========      =======     ========
Balance sheet classification:
AT DECEMBER 31, 2000:
Amounts included in cash and cash equivalents.........  $ 68,553      $   (14)    $ 68,539
Marketable securities, current........................    21,024           20       21,044
Investment in stock of related parties................    22,499       (9,749)      12,750
Marketable securities, non-current....................    38,492          336       38,828
                                                        --------      -------     --------
  Total...............................................  $150,568      $(9,407)    $141,161
                                                        ========      =======     ========
AT DECEMBER 31, 1999:
Amounts included in cash and cash equivalents.........  $ 17,834      $     4     $ 17,838
Marketable securities, current........................     5,017           (9)       5,008
Investment in stock of related parties................     5,325          113        5,438
Marketable securities, non-current....................     1,925         (113)       1,812
                                                        --------      -------     --------
  Total...............................................  $ 30,101      $    (5)    $ 30,096
                                                        ========      =======     ========

    Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

                                                           ESTIMATED FAIR VALUE
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
Debt securities
  Due in one year or less................................  $ 89,583     $22,846
  Due after one year through three years.................    38,675       1,753
                                                           --------     -------
                                                            128,258      24,599
Marketable equity securities.............................    12,903       5,497
                                                           --------     -------
  Total..................................................  $141,161     $30,096
                                                           ========     =======

                                 SUPERGEN, INC.

2. AVAILABLE-FOR-SALE-SECURITIES (CONTINUED)
    Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2000, 1999, and 1998 were not material.

3. STOCKHOLDERS' EQUITY

FOLLOW-ON OFFERING OF COMMON STOCK

    In March 2000, we concluded a public follow-on offering of our common stock. We issued 1,465,000 shares of registered stock, resulting in net proceeds to the Company of approximately $61,300,000.

PRIVATE PLACEMENTS

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

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
    The stock issuance transactions noted above reflected discounts to the market price of our stock at the transaction dates. These discounts resulted from prior discussions with the investors and the selling prices per share were based on a negotiated average market price. We believe that the selling prices were reasonable in light of the volatility of our stock price, the magnitude of the transactions, and our capital needs.

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

    In June 1997, we entered into an agreement with Tako Ventures, LLC ("Tako"), an investment entity controlled by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement of our common stock and issuance of warrants. This agreement contains provisions regarding sales or issuances of stock below a set minimum price during a specified time period. Sales or issuances of stock below the set minimum price will result in adjustments to the exercise price of the Tako warrants and the issuance of additional shares of common stock, at no cost, to Tako. As the sales price of the shares sold in the December 1998 private placement was below the minimum price, we issued an additional 107,333 shares in 1999 to Tako and reduced the warrant exercise price for 230,000 shares from $13.50 to $10.35.

    The stock purchase agreement with Tako also gave Tako certain rights to participate in future sales of common stock at comparable terms and conditions. In January 1999, Tako exercised its rights and purchased 61,350 shares of unregistered common stock for a purchase price of $379,000, net of fees. Tako was granted registration rights in connection with this transaction.

STOCK REPURCHASE PLAN

    In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to 1,000,000 shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. During the year ended December 31, 2000, we repurchased 184,500 shares of our common stock at a cost, net of commissions, of $2,396,000. All shares repurchased have been retired.

                                 SUPERGEN, INC.

3. STOCKHOLDERS' EQUITY (CONTINUED)
WARRANTS

    At December 31, 2000, warrants to purchase the following shares of our common stock were outstanding:

                                  NUMBER OF        EXERCISE          ISSUE        EXPIRATION
                                   SHARES            PRICE            DATE           DATE
                                  ---------   -------------------   --------   ----------------
Publicly traded.................    200,406   $             18.18     1999                 2001
Non-publicly traded.............      5,000                  7.20     1996                 2001
                                  1,045,000                 13.50     1997                 2007
                                    230,000                 10.35     1997                 2007
                                    500,000                 11.00     1998                 2004
                                    684,753          12.00--20.00     1999           2002--2004
                                    235,167          22.01--60.00     1999           2001--2004
                                     90,376         90.12--655.31     1999           2001--2002
                                  ---------
Total...........................  2,990,702
                                  =========

    In addition, upon exercise, the holders of the $7.20 warrants to purchase 5,000 shares will receive an additional warrant to acquire 5,000 shares at $9.00 per share. These additional warrants were exercised in February 2001.

    In September 1999, we issued a notice that we would redeem our 1996 publicly traded $9.00 warrants ("SUPGW" warrants) outstanding at April 16, 2000 at $0.25 per warrant. At the redemption date, over 99.9% of the outstanding SUPGW warrants were exercised, resulting in proceeds of approximately $33,600,000 in 2000.

STOCK RESERVED FOR FUTURE ISSUANCE

    We have reserved shares of common stock for future issuance as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------   ----------
Stock options outstanding...................................  3,290,145    3,359,963
Stock options available for grant...........................  1,536,191      114,115
Warrants to purchase common stock...........................  2,990,702    7,246,989
Shares available for Employee Stock Purchase Plan...........     39,970       60,674
                                                              ---------   ----------
                                                              7,857,008   10,781,741
                                                              =========   ==========

4. STOCK OPTION PLANS

    We have 6,463,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by the Company's Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally

                                 SUPERGEN, INC.

4. STOCK OPTION PLANS (CONTINUED)
expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

    A summary of the Company's stock option activity and related information follows:

                                                            OPTIONS OUTSTANDING
                                             -------------------------------------------------
                                                         WEIGHTED                   WEIGHTED
                                                         AVERAGE                  AVERAGE FAIR
                                             NUMBER OF   EXERCISE     OPTIONS       VALUE AT
                                              SHARES      PRICE     EXERCISABLE    GRANT DATE
                                             ---------   --------   -----------   ------------
Balance at January 1, 1998.................  2,642,064    $ 8.80
Granted at fair value......................    759,898      8.76                     $ 4.60
Exercised..................................   (134,489)     1.43
Forfeited..................................    (35,297)    10.40
                                             ---------
Balance at December 31, 1998...............  3,232,176      9.08     1,825,972
Granted at fair value......................    657,353     14.77                       8.95
Granted at less than fair value............    124,000     12.56                       8.76
Exercised..................................   (557,233)     6.68
Forfeited..................................    (96,333)     8.41
                                             ---------
Balance at December 31, 1999...............  3,359,963     10.72     2,113,791
Granted at fair value......................    971,320     26.14                      18.78
Exercised..................................   (710,742)    10.02
Forfeited..................................   (330,396)    21.26
                                             ---------
Balance at December 31, 2000...............  3,290,145    $14.36     2,164,066
                                             =========

    Information concerning the options outstanding at December 31, 2000 is as follows:

                                            OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                  ---------------------------------------   ----------------------
                                              WEIGHTED       WEIGHTED                     WEIGHTED
                                              AVERAGE        AVERAGE                      AVERAGE
                                              EXERCISE      REMAINING         NUMBER      EXERCISE
RANGE                              NUMBER      PRICE     CONTRACTUAL LIFE   EXERCISABLE    PRICE
-----                             ---------   --------   ----------------   -----------   --------
$0.135 to $5.88.................    456,271    $ 4.64          5.65            438,071     $ 4.59
6.00 to 7.94....................    633,304      6.20          5.71            588,914       6.15
8.25 to 12.38...................    564,998     10.70          8.04            261,193      10.65
12.44 to 14.94..................    437,639     13.65          8.04            243,633      14.11
15.00 to 22.13..................    584,173     16.20          7.26            496,905      15.85
22.63 to 68.00..................    613,760     32.13          9.35            135,350      30.28
                                  ---------                                  ---------
$0.135 to $68.00................  3,290,145    $14.36          7.37          2,164,066     $11.01
                                  =========                                  =========

                                 SUPERGEN, INC.

4. STOCK OPTIONS PLANS (CONTINUED)

    Pro forma information regarding net loss and net loss per share is required by FAS 123. We calculated this pro-forma information using the fair value method of accounting for employee stock options under that Statement. We estimated the fair value for these options at the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
Risk-free interest rate...................................    5.90%      5.34%      5.39%
Dividend yield............................................      --         --         --
Expected volatility.......................................     0.8        0.7        0.6
Expected life (in years)..................................     5.0        4.9        4.4

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. Employee stock options have characteristics significantly different than those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and changes in the subjective input assumptions can materially affect the estimate of fair value of an employee stock option. Therefore, in our opinion, existing option valuation models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Pro forma net loss (in thousands)......................  $(39,922)  $(40,148)  $(19,073)
Pro forma loss per share...............................     (1.18)     (1.72)     (0.94)

    During the year ended December 31, 1999, in connection with the grant of certain stock options to employees and officers, we recorded deferred stock compensation for financial statement reporting purposes of $947,000, representing the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes on the date the stock options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized to expense on a straight line basis over four years, the vesting period of the options. During the years ended December 31, 2000 and 1999, we recorded amortization of deferred stock compensation expense of $230,000 and $112,000, respectively. During the year ended December 31, 2000, we reversed $408,000 of deferred compensation, representing the value of unvested stock options forfeited upon the departure of an officer of the Company.

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT

AMUR PHARMACEUTICALS, INC. INTELLECTUAL PROPERTY

    In September 2000, we acquired all of the intellectual property of AMUR Pharmaceuticals, Inc. ("Amur") in exchange for 37,795 shares of our common stock and two-year warrants to purchase 200,000 shares of our common stock at $40.00 per share. Amur's proprietary technology is based on a

                                 SUPERGEN, INC.

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED) new water-soluble class of hormones. Investigation of these hormones determined that a specific portion, phosphocholine, confers water solubility to the hormones. Amur's previously conducted research and development has shown that phosphocholine may be attached to other compatible molecules representing a novel patented drug delivery technology.

    Research using this technology had commenced but required extensive pre-clinical development and had not fully demonstrated its technological feasibility. Accordingly, we recorded a charge of $1,585,000 to acquired in process research and development ("IPR&D") in September 2000.

SPARTA PHARMACEUTICALS, INC.

    In August 1999, we completed our acquisition of Sparta
Pharmaceuticals, Inc., a biopharmaceutical company engaged in developing technologies and drugs for the treatment of a number of life-threatening diseases, including cancer, cardiovascular disorders, chronic metabolic diseases, and inflammation.

    On the effective date of the merger Sparta became a wholly-owned subsidiary of SuperGen. We issued 429,082 shares of our common stock, with a fair value of $7,800,000, and 220,945 common stock warrants, with a fair value of $1,558,000, to former Sparta stockholders. We assumed approximately 2.9 million options and warrants to purchase Sparta common stock and converted such options to SuperGen options and warrants to acquire approximately 110,600 shares of SuperGen common stock. The $12,000 value of the options assumed was included in the purchase price and as a component of stockholders' equity in the consolidated financial statements. Additionally, we recorded transaction related costs of approximately $262,000, which when aggregated with the above consideration brought the total cost of the acquisition to $9,632,000.

    The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of Sparta for the period from August 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed were recorded at their estimated fair values. Approximately $7,450,000 of the purchase price was allocated to acquired IPR&D. The Sparta research and development programs currently in process were valued as follows:

5-FP........................................................  $3,430,000
PZG.........................................................   1,380,000
SPARTAJECT-TM- drug delivery method.........................   2,640,000
                                                              ----------
                                                              $7,450,000
                                                              ==========

    We recorded this acquired IPR&D to expense at the date of acquisition.

    The allocation of the purchase price for Sparta resulted in goodwill of approximately $1.4 million and intangibles and work force value of $500,000. Goodwill and intangibles are being amortized over five years. The work force value was amortized over six months.

    The following unaudited pro forma financial summary is presented as if the operations of the Company and Sparta were combined as of January 1, 1999. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges,

                                 SUPERGEN, INC.

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED) such as the acquired in-process research and development charge of $7,450,000 are not reflected in the following pro forma financial summary:

PRO FORMA FINANCIAL SUMMARY

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                          1999          1998
                                                       -----------   -----------
                                                              (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT PER
                                                            SHARE AMOUNTS)
Net sales............................................    $  5,032      $  3,617
Net loss.............................................     (31,514)      (19,639)
Basic and diluted net loss per share.................    $  (1.35)     $  (0.96)

RUBITECAN

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

    In November 1999, we amended our agreement with Stehlin to broaden the definition of licensed compounds to include certain analogues of rubitecan. Under these agreements, we increased our monthly cash payments to $200,000 and are required to seek commercial applications for rubitecan. We are required to pay the Stehlin Foundation approximately $10 million for research and must make cash royalty payments and cash or stock milestone payments to the Stehlin Foundation as we develop and commercialize rubitecan. In accordance with these agreements, we paid Stehlin $2,400,000 in 2000, $1,200,000 in 1999, and
$1,300,000 in 1998.

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

                                 SUPERGEN, INC.

5. ACQUISITION ACTIVITY AND RELATED IN-PROCESS RESEARCH AND DEVELOPMENT (CONTINUED)
SURFACE SAFE-TM- PRODUCT LINE ACQUISITION

    In July 1999, we acquired the Surface Safe product line from Aldorr, Inc., a medical technology development company. Surface Safe is a two-step towelette disposable cleaning system used to decontaminate work surfaces where chemotherapeutic preparation is conducted. Aldorr assigned us patents and trademarks related to the Surface Safe product line and granted us an irrevocable, exclusive, worldwide, perpetual and royalty-free license to use the licensed know-how and any other intellectual property owned or licensed by Aldorr related to the Surface Safe product line. Aldorr will provide technology transfer assistance over a brief transitional period and has agreed not to compete with us in this marketplace for a period of five years. We also obtained a customer list from Aldorr, Inc. The aggregate value of the 79,546 shares of our unregistered common stock paid to Aldorr, Inc. was estimated to be $1,040,000, and was allocated to the covenant not to compete, the customer list, trademark, and the developed technology based on estimated fair values on the acquisition date. The recorded assets are being amortized over five years.

OTHER ACQUISITIONS

    In December 1999, we entered into a licensing and research agreement with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the agreement, we acquired worldwide rights to inhaled versions of formulations of camptothecins, including rubitecan, and taxanes, including paclitaxel (Taxol-Registered Trademark-). The license rights were acquired for 28,799 shares of common stock with an aggregate value of $916,000, which we charged to research and development. The Clayton Foundation agreed to perform the research in exchange for 36,130 shares of common stock, which we valued at $1,191,000. As the research had not started at December 31, 1999, the total was included in prepaid expenses and other assets at that date. The amount was charged to research and development expense in 2000. In December 2000, we issued an additional 46,613 shares of common stock to the Clayton Foundation in connection with the second year of research. These shares were valued at $740,000 and the total was included in prepaid expenses at December 31, 2000.

6. AGREEMENTS WITH ABBOTT LABORATORIES

    In December 1999, we entered into three agreements with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute our products, Nipent and rubitecan, and invest in shares of our common stock.

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

                                 SUPERGEN, INC.

6. AGREEMENTS WITH ABBOTT LABORATORIES (CONTINUED)
    In addition, under the agreements Abbott is obligated to purchase shares of our common stock in an amount of up to $81.5 million in nine tranches over a period of time. Abbott is also obligated to make other cash payments, related to the achievement of milestones, to us which, when aggregated with the equity investments, amount to approximately $150 million. The purchase price of the common stock acquired by Abbott will be determined based on the market price of our common stock on the purchase date. In January 2000, Abbott made a $26.5 million equity investment in connection with the first of the nine tranches. Each subsequent equity investment and cash payment is conditioned upon the achievement of certain regulatory and product sale milestones.

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

    Under the terms of the Nipent distribution agreement, beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retain U.S. marketing rights for Nipent. In accordance with this agreement, Abbott made a $5 million cash payment to the Company. This amount was included in other accounts receivable and deferred revenue at December 31, 1999. The payment is being recognized as other revenue ratably over the term of the agreement. The unamortized balance of $4,167,000 is included in current and non-current deferred revenue at December 31, 2000.

7. RELATED PARTY TRANSACTIONS

AVI BIOPHARMA, INC.

    In December 1999, we entered into an agreement with AVI BioPharma, Inc. ("AVI"). The chief executive officer of AVI is a member of our Board of Directors. The president and chief executive officer of SuperGen is a member of the Board of Directors of AVI. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately seven and one half percent (7.5%) of AVI's outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. We also acquired exclusive negotiating rights for the United States market for Avicine, AVI's proprietary cancer vaccine currently in late-stage clinical testing against a variety of solid tumors. Avicine is a non-toxic immunotherapy that neutralizes the effect of a tumor-associated antigen on cancer cells, while stimulating the body's immune system to react against the foreign tumor.

    In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less

                                 SUPERGEN, INC.

7. RELATED PARTY TRANSACTIONS (CONTINUED) than 20% of AVI's outstanding shares. No value has been ascribed to the option as neither of the measurements have been achieved as of December 31, 2000.

    Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million.

AMUR PHARMACEUTICALS, INC.

    Two SuperGen directors were formerly directors of AMUR
Pharmaceuticals, Inc., a privately-held company conducting research and development work partially funded by SuperGen. We provided research funding to Amur of $245,000 in 1998. The president of Amur performed consulting services for SuperGen and was paid $152,000 in 2000 and $68,000 in 1999 for these consulting services. In addition, in September 1999 this individual was granted an option to purchase 5,000 shares of SuperGen stock. Using the Black-Scholes option valuation model, this option was valued at $44,000 and amortized to expense over one year.

    We owned less than 1% of Amur as of December 31, 1999, and carried our investment in Amur at no value. In September 2000, we acquired all of the intellectual property of Amur in exchange for 37,795 shares of our common stock and two-year warrants to purchase 200,000 shares of our common stock at $40.00 per share (see Note 5).

QUARK BIOTECH, INC.

    Two SuperGen director/stockholders are directors and stockholders of Quark Biotech, Inc. ("QBI"), a privately-held development stage biotechnology company headquartered in Israel. In June 1997, we made an equity investment of $500,000 in QBI's preferred stock, which represents less than 1% of the company's outstanding shares as of December 31, 2000. Our investment in QBI is carried at cost and is included in "Investment in stock of related parties." In
November 1997, we leased approximately one-third of the laboratory square footage at the SuperGen Pharmaceutical Research Institute ("SPRI") to QBI for $3,000 per month for three years, plus its pro-rata share of specified common expenses. We also completed certain building and laboratory improvements and purchased furniture on behalf of QBI for a total of approximately $750,000, of which $300,000 was reimbursed by QBI in 1997. In the first quarter of 2000, we terminated the lease with QBI and we took possession of the entire laboratory space and related property, plant, and equipment at SPRI.

OTHER

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

                                 SUPERGEN, INC.

7. RELATED PARTY TRANSACTIONS (CONTINUED)
    At December 31, 2000, we owned 10% of a privately-held company performing research and development work almost exclusively for SuperGen as well as selling SuperGen certain research supplies. We paid this company $360,000 in 2000, $448,000 in 1999, and $331,000 in 1998 for services and supplies. We carry our investment in this company at no value.

8. COMMITMENTS AND CONTINGENCIES

    We lease our primary administrative facility under a 10 year non-cancellable operating lease, which may be renewed for an additional five-year period. The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $3.2 million in certificates of deposit. The certificates of deposit are included in the balance sheet under "Restricted cash." Upon achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination.

    We are also leasing additional office space in a building adjacent to our laboratory facility under two leases which both terminate in 2006. Part of the space has been subleased under a non-cancellable lease terminating at the same time as our master lease.

    Future minimum rentals and sublease income under all operating leases with terms greater than one year are as follows (in thousands):

                                                             MINIMUM
                                                             RENTAL      SUBLEASE
YEAR ENDING DECEMBER 31,                                   OBLIGATIONS    INCOME
------------------------                                   -----------   --------
2001.....................................................    $ 1,998       $152
2002.....................................................      2,129        158
2003.....................................................      2,204        164
2004.....................................................      2,266        171
2005 and thereafter......................................     13,246        222
                                                             -------       ----
                                                             $21,843       $867
                                                             =======       ====

    Rent expense, net of 2000 sublease income of $110,000, was $481,000 in 2000, $283,000 in 1999, and $259,000 in 1998. We received no sublease income in 1999 or 1998.

    We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2000.

    We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. No such payments were required as of December 31, 2000.

                                 SUPERGEN, INC.

9. INCOME TAXES

    The significant components of our deferred tax assets at December 31 are as follows (in thousands):

                                                            2000       1999
                                                          --------   --------
Net operating loss carryforwards........................  $ 47,445   $ 32,810
Purchased in-process technology.........................     2,222      1,720
Research and development credit carryforwards...........     2,892      2,370
Capitalized research and development....................     6,689      5,260
Other...................................................     1,992        220
                                                          --------   --------
Total deferred tax assets...............................    61,240     42,380
Valuation allowance.....................................   (61,240)   (42,380)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    The valuation allowance increased by $18,860,000 during 2000, and $22,250,000 during 1999.

    As of December 31, 2000 we have net operating loss carryforwards for federal income tax purposes of approximately $134,000,000 expiring in the years 2005 through 2020. At December 31, 2000, we had research and development credit carryforwards for federal income tax purposes of approximately $2,000,000, which expire in the years 2007 through 2020.

    Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of certain of our tax net operating loss carryforwards and tax credit carryforwards are subject to an annual limitation. As a result of the annual limitation, a portion of these carryforwards will expire before ultimately becoming available to reduce future income tax liabilities.

10. EMPLOYEE BENEFIT PLANS

    We have adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with over six months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, up to 3% of each participant's annual compensation. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $144,000 in 2000, $120,000 in 1999, and $102,000 in 1998.

    In 1998 we established the 1998 Employee Stock Purchase Plan ("ESPP") and reserved 100,000 shares of Common Stock for issuance thereunder. Employees participating in the ESPP are granted the right to purchase shares of common stock at a price per share that is the lower of 85% of the fair market value of a share of Common Stock on the first day of an offering period, or 85% of the fair market value of a share of Common Stock on the last day of that offering period.

    In 2000, we issued 8,554 and 12,150 shares through the ESPP at $24.17 and $16.74, respectively. In 1999, we issued 9,022 and 14,173 shares through the ESPP at $15.19 and $6.38, respectively. As of December 31, 2000, 39,970 shares are reserved for future issuance under the ESPP.

                                 SUPERGEN, INC.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                             QUARTER ENDING
                                            ------------------------------------------------
                                            MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                            --------   --------   ------------   -----------
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
------------------------------------------
Net sales.................................  $   695    $ 2,861      $    450       $ 2,096
Cost of sales.............................      124        650           163           703
Net loss..................................   (7,539)    (7,908)       (9,893)       (9,943)
Basic and diluted net loss per share......    (0.27)     (0.24)        (0.30)        (0.30)

1999
------------------------------------------
Net sales.................................  $   916    $ 1,424      $    736       $ 1,668
Cost of sales.............................      708        484           131           708
Net loss..................................   (4,867)    (5,299)      (18,214)       (8,605)
Basic and diluted net loss per share......    (0.23)     (0.25)        (0.78)        (0.34)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March, 2001.

                                               SUPERGEN, INC.

                                               By:                /s/ JOSEPH RUBINFELD
                                                    ------------------------------------------------
                                                                    Joseph Rubinfeld
                                                     CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each such person whose signature appears below constitutes and appoints Joseph Rubinfeld his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ JOSEPH RUBINFELD               Chief Executive Officer, President
    ------------------------------------         and Director (Principal Executive,   March 23, 2001
              Joseph Rubinfeld                   Financial and Accounting Officer)

              /s/ DENIS BURGER
    ------------------------------------       Director                               March 23, 2001
                Denis Burger

            /s/ THOMAS V. GIRARDI
    ------------------------------------       Director                               March 23, 2001
              Thomas V. Girardi

             /s/ WALTER J. LACK
    ------------------------------------       Director                               March 23, 2001
               Walter J. Lack

            /s/ JAMES S.J. MANUSO
    ------------------------------------       Director                               March 23, 2001
              James S.J. Manuso

               /s/ DANIEL ZURR
    ------------------------------------       Director                               March 23, 2001
                 Daniel Zurr