Form 10-Q
period 2001-03-31
SUPERGEN INC
filed 2001-05-15
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-27628

SUPERGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1841574 (IRS Employer Identification Number)
4140 Dublin Blvd, Suite 200, Dublin, California (Address of principal executive offices)	94568 (Zip Code)

(925) 560-0100
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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 9, 2001, was 32,741,568.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
	Item 1—Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3
	Consolidated Statements of Operations for the three month periods ended March 31, 2001 and 2000	4
	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3—Quantitative and Qualitative Disclosures of Market Risk	16
PART II	OTHER INFORMATION
	Item 2—Changes in Securities and Use of Proceeds	17
	Item 6—Exhibits and Reports on Form 8-K	18
SIGNATURES		19

SUPERGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$39,234	$70,731
Marketable securities	49,445	21,044
Accounts receivable	1,359	2,023
Other receivables	1,432	1,350
Inventories	1,657	1,648
Prepaid expenses and other current assets	4,228	2,520

Total current assets	97,355	99,316
Marketable securities—non-current	20,449	38,828
Investment in stock of related parties	11,405	13,250
Due from related parties	490	371
Property, plant and equipment, net	6,278	5,438
Developed technology at cost, net	1,231	1,264
Goodwill and other intangibles, net	1,480	1,588
Restricted cash	3,259	3,212
Other assets	53	66

Total assets	$142,000	$163,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,570	$8,024
Deferred revenue	1,000	1,000
Accrued employee benefits	1,062	1,197

Total current liabilities	8,632	10,221
Deferred revenue—non-current	2,917	3,167

Total liabilities	11,549	13,388

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 32,743,568 and 33,383,723 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	33	33
Additional paid in capital	282,635	287,677
Deferred compensation	(178)	(197)
Accumulated other comprehensive loss	(10,910)	(9,407)
Accumulated deficit	(141,129)	(128,161)

Total stockholders' equity	130,451	149,945

Total liabilities and stockholders' equity	$142,000	$163,333

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2001	2000
Revenues:
Net sales revenue	$1,557	$695
Other revenue	250	144

Total revenue	1,807	839
Operating expenses:
Cost of sales	362	124
Research and development	11,788	6,347
Selling, general, and administrative	4,606	2,936

Total operating expenses	16,756	9,407
Loss from operations	(14,949)	(8,568)
Interest income	1,981	1,029

Net loss	$(12,968)	$(7,539)

Basic and diluted net loss per share	$(0.39)	$(0.27)

Weighted average shares used in basic and diluted net loss per share calculation	33,258	27,912

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2001	2000
Operating activities:
Net loss	$(12,968)	$(7,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	351
Amortization of deferred revenue	(250)	(144)
Expense related to stock options and warrants granted to non-employees	151	—
Non-cash charge related to acquisition of license agreement	369	—
Changes in operating assets and liabilities:
Accounts receivable	664	649
Inventories	(9)	(66)
Prepaid expenses and other assets	(1,063)	(446)
Due from related parties	(119)	—
Other receivables	(82)	5,000
Restricted cash	(47)	—
Accounts payable and other liabilities	(1,589)	289

Net cash used in operating activities	(14,530)	(1,906)

Investing activities:
Purchases of marketable securities	(9,427)	(13,807)
Sales or maturities of marketable securities	—	(141)
Purchase of equity investment in Peregrine Pharmaceuticals	(253)	—
Purchases of property and equipment	(1,093)	(216)

Net cash used in investing activities	(10,773)	(14,164)

Financing activities:
Issuance of common stock, net of issuance costs	98	113,054
Repurchases of common stock	(6,292)	—

Net cash provided by (used in) financing activities	(6,194)	113,054

Net increase (decrease) in cash and cash equivalents	(31,497)	96,984
Cash and cash equivalents at beginning of period	70,731	22,546

Cash and cash equivalents at end of period	$39,234	$119,530

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of warrant related to consulting agreement	$758	$—

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ended December 31, 2001.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

    The following is a summary of available-for-sale securities as of March 31, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. corporate debt securities	$105,640	$757	$106,397
U.S. government debt securities	1,298	—	1,298
Marketable equity securities	22,919	(11,666)	11,253

Total	$129,857	$(10,909)	$118,948

    Balance sheet classification as of March 31, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Amounts included in cash and cash equivalents	$38,146	$3	$38,149
Marketable securities, current	49,065	380	49,445
Marketable securities, non-current	20,147	302	20,449
Investment in stock of related parties	22,499	(11,594)	10,905

Total	$129,857	$(10,909)	$118,948

    Available-for-sale securities by contractual maturity (in thousands):

	Estimated Fair Value
	March 31, 2001	December 31, 2000
Debt securities:
Due in one year or less	$87,594	$89,583
Due after one year through three years	20,101	38,675

	107,695	128,258
Marketable equity securities	11,253	12,903

Total	$118,948	$141,161

    There were no realized gains and losses for the three month periods ended March 31, 2001 and 2000.

NOTE 3. INVENTORIES

    Inventories consist of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw material	$176	$176
Work in process	704	720
Finished goods	777	752

	$1,657	$1,648

NOTE 4. STOCKHOLDERS' EQUITY

Stock Repurchase Plan

    In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. In March 2001, the Board authorized the repurchase of an additional one million shares, but maintained the $20,000,000 repurchase total. During the quarter ended March 31, 2001, we repurchased 680,500 shares of our common stock at a cost, net of commissions, of $6,292,000. All shares repurchased have been retired.

NOTE 5. ACQUISITION OF LICENSE FROM PEREGRINE PHARMACEUTICALS

    In February 2001, we completed a transaction to license a platform drug-targeting technology known as Vascular Targeting Agent ("VTA") from Peregrine Pharmaceuticals, formerly known as Techniclone Corp. The licensed technology is specifically related to Vascular Endothelial Growth Factor ("VEGF"). The agreement required an up-front payment of $600,000, which included the acquisition of 150,000 shares of Peregrine common stock valued at $253,000. These shares are carried as part of Marketable Securities—Non-current. The remaining $347,000 of the payment was recorded to research and development expense.

    The terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million.

NOTE 6. COMPREHENSIVE LOSS

    For the three months ended March 31, 2001 and 2000, total comprehensive losses amounted to $14,471,000 and $202,000, respectively. Comprehensive losses consisted primarily of the net losses and unrealized gains or losses on investments.

NOTE 7. BASIC NET LOSS PER SHARE

    Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the quarter.

    As we have reported operating losses each period since our inception, the effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

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

  •
  Licensing or buying rights to lead compounds rather than engaging in pure discovery research.

  •
  Capitalizing on our existing clinical expertise to maximize the commercial value of our products.

  •
  Utilizing technologies to develop products for improved delivery and administration of existing compounds.

  •
  Expanding the scope of our development efforts in oncology.

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $141.1 million for the period from inception through March 31, 2001. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development.

    The level of expenditures related to ongoing clinical trials has increased significantly throughout the period as we expand the number of clinical trials and increase the patient accrual into these trials. We are currently nearing completion on Phase III clinical trials with rubitecan in pancreatic cancer, beginning Phase III clinical trials with decitabine in myelodysplastic syndrome, and are continuing to pursue Phase I and II clinical trials with a number of other drug candidates in other cancers and hematological malignancies. We are also conducting trials with Nipent for use in other indications such as chronic lymphocytic leukemia, non-Hodgkin's lymphoma, and graft-versus-host disease. To support these additional trials, we are continuing to increase our clinical development staff which, when combined with the increased clinical trial activity, will result in increased costs over the level expended in this quarter.

    We expect to continue to incur operating losses at least into 2002. This is due primarily to projected increases in our spending for the development of our product candidates. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of rubitecan, and our ability to control our costs.

    As part of our strategy, we intend either to market our products ourselves or co-promote these products with partners. In late 1999, we entered into an alliance with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute rubitecan. We will co-promote rubitecan with Abbott in the United States and Abbott has exclusive rights to market rubitecan outside of the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

    In 2000, we entered into agreements with AVI BioPharma, Inc. ("AVI") related to the development and marketing rights to Avicine™, AVI's therapeutic vaccine for colorectal cancer, which is now entering Phase III clinical trials. In accordance with these agreements, we will share U.S. developmental and regulatory approval costs for Avicine and upon commercialization in the U.S., we will split all U.S. profits. AVI and SuperGen will jointly determine the optimum development strategy for the international marketplace and will share all profits received. In addition to an up front equity investment, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock. Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies.

Results of Operations

  Three months ended March 31, 2001 compared to three months ended March 31, 2000.

    Revenues were $1,807,000 in the first quarter of 2001 compared to $839,000 in the first quarter of 2000. The increase was due primarily to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. Nipent sales increased to $1,497,000 in the first quarter of 2001, compared to $704,000 in 2000. The increase was due primarily to additional marketing efforts by our increased sales and marketing staff and purchases of Nipent by outside organizations for expanded clinical trials using Nipent for the treatment of chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, and graft-versus-host disease. All Nipent sales in both 2001 and 2000 were in the U.S. market. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. However, based on discussions with our European distributor, we expect to realize European sales in the second quarter of 2001.

    Cost of sales as a percentage of net sales revenue was 23% in the first quarter of 2001 compared to 18% during the same period in 2000. The increased cost of sales percentage is due primarily to distribution fees paid to Abbott for distribution of Nipent. These fees did not begin until March 2000. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $11,788,000 in the first quarter of 2001 compared to $6,347,000 in 2000. The increase was due primarily to increased expenditures relating to our clinical trial programs with rubitecan. Approximately $2,300,000 of the increase relates to our Phase III clinical trials with rubitecan in pancreatic cancer, and $850,000 of the increase relates to new Phase I and II clinical trials with rubitecan in a number of other cancers or hematological malignancies. The remaining increase relates to clinical trial expenditures for Nipent, decitabine, and Avicine; research efforts associated with inhaled formulations of rubitecan and paclitaxel; and additional personnel expenses related to supporting our clinical trial and drug development programs.

    Selling, general, and administrative expenses were $4,606,000 in the first quarter of 2001 compared to $2,936,000 in 2000. This increase was due primarily to costs associated with the expansion of the sales, marketing, professional services, information technology, and general and administrative staffs together with increased costs associated with trade shows, speakers' programs, and symposiums. In addition, expenses in 2001 reflect additional rent and depreciation expenses related to the move in December 2000 of our headquarters offices from a 9,000 square foot location to a new 50,000 square foot facility.

    Interest income was $1,981,000 in the first quarter of 2001 compared to $1,029,000 in 2000. This was due to the greater cash balances available for investment as a result of various fund-raising activities in 2000, including our corporate partnership with Abbott, a follow-on offering of our common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants.

Liquidity and Capital Resources

    Our cash, cash equivalents, and both short and long-term marketable securities totaled approximately $109 million at March 31, 2001, compared to approximately $131 million at December 31, 2000.

    The net cash used in operating activities in the first quarter of 2001 was $14.5 million, which consisted primarily the net loss $13.0 million and a reduction in accounts payable and other liabilities of $1.6 million. During the first quarter we also repurchased 680,500 shares of our common stock on the open market at a net cost of $6.3 million.

    We believe that our current cash, cash equivalents and marketable securities will satisfy our cash requirements at least through December 31, 2002. Our primary planned uses of cash during that period are:

  •
  for research and development activities, including expansion of clinical trials;

  •
  to enhance sales and marketing efforts in advance of the potential launch of rubitecan;

  •
  to lease and improve new facilities and potentially enhance manufacturing capabilities; and

  •
  to finance possible acquisitions of complimentary products, technologies and businesses.

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

  •
  ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

  •
  inability to manufacture sufficient quantities of compounds for use in clinical trials;

  •
  inability to obtain FDA approval of our clinical trial protocols;

  •
  slower than expected rate of patient recruitment;

  •
  inability to adequately follow patients after treatment;

  •
  unforeseen safety issues;

  •
  lack of efficacy during the clinical trials; or

  •
  government or regulatory delays.

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

    We cannot predict with certainty if or when we might submit for regulatory review those products currently under development. Once we submit our potential products for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals for any of our pharmaceutical products on a timely basis or at all. Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay the introduction of our products in those countries.

    If our relationship with Abbott is not successful, our business could be harmed. Our strategic relationship with Abbott is important to our success. However, that relationship may not be successful. We cannot assure you that we will receive any additional payments from Abbott or that the relationship will be commercially successful. The transactions contemplated by our agreements with Abbott, including the equity purchases and cash payments, are subject to numerous risks and conditions. For example:

  •
  we may fail to achieve clinical and sales milestones;

  •
  rubitecan may fail to achieve regulatory approval domestically and internationally;

  •
  rubitecan may not be commercially successful;

  •
  Abbott may fail to perform its obligations under our agreements, such as failing to devote sufficient resources to marketing rubitecan; and

  •
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

  •
  stockholder approval of a potential change in control under the rules of the Nasdaq National Market; and

  •
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

    We have a history of operating losses and an accumulated deficit, we may not achieve or maintain profitability in the future, and we may need to obtain additional funding. We incurred cumulative losses of $141.1 million for the period from inception through March 31, 2001. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least into 2002. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

  •
  increases in the level of our research and development, including the timing and costs of any expansion of clinical trials;

  •
  regulatory approvals of competing products, or expanded labeling approvals of existing products;

  •
  increases in sales and marketing expenses related to the commercial launch of rubitecan and other products;

  •
  delays in or inadequate commercial sales of rubitecan, once regulatory approvals have been received; and

  •
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

  •
  delays in scale-up to quantities needed for multiple clinical trials could delay clinical trials, regulatory submissions and commercialization of our products in development;

  •
  our current and future manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies for compliance with strictly enforced GMP regulations and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards;

  •
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

  •
  if market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand; and

  •
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, U.S. corporate obligations, and U.S. government obligations, we believe that our exposure to interest rate market risk would not significantly affect our operations.

SUPERGEN, INC.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

    During the quarter ended March 31, 2001, we issued the following securities:

  •
  21,210 shares of common stock in January 2001 to the Research Development Foundation, the technology transfer organization of the Clayton Foundation for Research, in connection with the acquisition of the worldwide rights to inhaled formulations of camptothecins, including rubitecan, and taxanes, including paclitaxel.

    The issuances of shares described above were in reliance on Section 4(2) of the Securities Act of 1933, as amended.

    We made no public solicitation in connection with the issuance of the above mentioned securities nor were there any other offerees. We relied on representation from the recipient of the securities that it purchased the securities for investment for its own account and not with a view to, or for resale in connection with, any distribution thereof and that it was aware of our business affairs and financial condition and had sufficient information to reach an informed and knowledgeable decision regarding its acquisition of the securities.

Use of Proceeds

    On March 13, 1996, we commenced our initial public offering (the "IPO") of 4,025,000 units, which included the underwriter's over-allotment option of 525,000 units at a public offering price of $6.00 per unit. A unit consisted of one share of our common stock $0.001 par value per share, and a warrant to purchase one share of our common stock at $9.00. We commenced the IPO pursuant to a registration statement on Form S-B (file no. 333-476 LA) filed with the Securities and Exchange Commission. Of the units registered, 4,024,302 were sold. Paulson Investment Company was the managing underwriter of the IPO. Aggregate gross proceeds from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering and any exercises of the warrants) were $24,146,000. As of March 31, 2001, all of the shares registered for the exercise of the warrants had been sold. There were no selling stockholders in the IPO.

    We paid total expenses of $2,615,000 in connection with the IPO, consisting of underwriting discounts, commissions and expenses of $1,992,000 and other expenses of approximately $623,000. The net proceeds from the IPO through March 31, 2001, including subsequent exercises of warrants to purchase common stock, were $63,478,000.

    From March 13, 1996, the effective date of the registration statement, to March 31, 2001 (our fiscal 2001 first quarter end), the approximate amount of net proceeds used or available were:

Construction of plant, building and facilities	$1,246,000
Purchase and installation of machinery and equipment	295,000
Purchase of real estate	744,000
Working capital used in or available for operations	56,916,000
Repurchase of common stock	3,557,000
Purchase of equity investment	500,000
Acquisition of developed technology	220,000

    None of such payments consisted of direct or indirect payments to directors, officers, owners of more than 10% of the outstanding stock of the Company or affiliates of the Company, with the exception of:

  •
  The payment to repurchase common stock, which was made to a stockholder that, immediately prior to the repurchase, owned more than 10% of our then outstanding common stock; and

  •
  Payments to directors and officers as compensation for services provided.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    None

(b)
No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	May 15, 2001	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

QuickLinks

SUPERGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001 (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES