Form 10-Q
period 2001-06-30
SUPERGEN INC
filed 2001-08-14
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

(925) 560 - 0100
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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 9, 2001, was 32,961,988.

SUPERGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,456	$70,731
Marketable securities	58,703	21,044
Accounts receivable	2,388	2,023
Other receivables	1,494	1,350
Inventories	1,482	1,648
Prepaid expenses and other current assets	3,435	2,520

Total current assets	89,958	99,316
Marketable securities—non-current	14,265	38,828
Investment in stock of related parties	26,939	13,250
Due from related parties	485	371
Property, plant and equipment, net	6,542	5,438
Developed technology at cost, net	1,157	1,264
Goodwill and other intangibles, net	1,372	1,588
Restricted cash	3,307	3,212
Other assets	48	66

Total assets	$144,073	$163,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,780	$8,024
Deferred revenue	1,000	1,000
Accrued employee benefits	1,401	1,197

Total current liabilities	9,181	10,221
Deferred revenue—non-current	2,667	3,167

Total liabilities	11,848	13,388

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 32,789,789 and 33,383,723 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	33	33
Additional paid in capital	282,469	287,677
Deferred compensation	(159)	(197)
Accumulated other comprehensive income (loss)	4,750	(9,407)
Accumulated deficit	(154,868)	(128,161)

Total stockholders' equity	132,225	149,945

Total liabilities and stockholders' equity	$144,073	$163,333

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
Net sales revenue	$3,294	$2,861	$4,852	$3,556
Other revenue	250	250	500	394

Total revenue	3,544	3,111	5,352	3,950
Operating expenses:
Cost of sales	914	650	1,276	774
Research and development	11,672	8,300	23,460	14,648
Selling, general, and administrative	6,165	4,480	10,770	7,416

Total operating expenses	18,751	13,430	35,506	22,838

Loss from operations	(15,207)	(10,319)	(30,154)	(18,888)
Interest income	1,467	2,411	3,447	3,441

Net loss	$(13,740)	$(7,908)	$(26,707)	$(15,447)

Basic and diluted net loss per share	$(0.42)	$(0.24)	$(0.81)	$(0.51)

Weighted average shares used in basic and diluted net loss per share calculation	32,764	32,479	33,009	30,195

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2001	2000
Operating activities:
Net loss	$(26,707)	$(15,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	907	1,071
Amortization of deferred revenue	(500)	(394)
Expense related to stock options and warrants granted to non-employees	398	629
Non-cash charge related to acquisition of license agreement	369	—
Changes in operating assets and liabilities:
Accounts receivable	(365)	(796)
Inventories	166	(131)
Prepaid expenses and other assets	(644)	(162)
Due from related parties	(114)	—
Other receivables	(144)	5,000
Restricted cash	(95)	(3,117)
Accounts payable and other liabilities	(1,040)	230

Net cash used in operating activities	(27,769)	(13,117)

Investing activities:
Purchases of marketable securities	(19,510)	(43,640)
Sales or maturities of marketable securities	7,135	4,658
Purchase of equity investment in Peregrine Pharmaceuticals	(253)	—
Purchases of property and equipment	(1,650)	(390)

Net cash used in investing activities	(14,278)	(39,372)

Financing activities:
Issuance of common stock, net of issuance costs	856	132,379
Repurchases of common stock	(7,084)	—

Net cash provided by (used in) financing activities	(6,228)	132,379

Net increase (decrease) in cash and cash equivalents	(48,275)	79,890
Cash and cash equivalents at beginning of period	70,731	22,546

Cash and cash equivalents at end of period	$22,456	$102,436

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of warrant related to consulting agreement	$758	$—

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ended December 31, 2001.

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

    The following is a summary of available-for-sale securities as of June 30, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. corporate debt securities	$91,041	$712	$91,753
U.S. government debt securities	3,988	4	3,992
Marketable equity securities	22,919	4,034	26,953

Total	$117,948	$4,750	$122,698

    Balance sheet classification as of June 30, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Amounts included in cash and cash equivalents.	$23,292	$(1)	$23,291
Marketable securities, current	58,086	617	58,703
Marketable securities, non-current	14,071	194	14,265
Investment in stock of related parties	22,499	3,940	26,439

Total	$117,948	$4,750	$122,698

    Available-for-sale securities by contractual maturity (in thousands):

	Estimated Fair Value
	June 30, 2001	December 31, 2000
Debt securities:
Due in one year or less	$81,994	$89,583
Due after one year through three years	13,751	38,675

	95,745	128,258
Marketable equity securities	26,953	12,903

Total	$122,698	$141,161

    There were no realized gains and losses for the three and six month periods ended June 30, 2001 and 2000.

NOTE 3. INVENTORIES

    Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Raw material	$176	$176
Work in process	303	720
Finished goods	1,003	752

	$1,482	$1,648

NOTE 4. STOCKHOLDERS' EQUITY

Stock Repurchase Plan

    In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. In March 2001, the Board authorized the repurchase of an additional one million shares, but maintained the $20,000,000 repurchase total. During the six months ended June 30, 2001, we repurchased 717,500 shares of our common stock at a cost, net of commissions, of $7,084,000. All shares repurchased have been retired.

NOTE 5. ACQUISITION OF LICENSE FROM PEREGRINE PHARMACEUTICALS

    In February 2001, we completed a transaction to license a platform drug-targeting technology known as Vascular Targeting Agent ("VTA") and to acquire stock from Peregrine Pharmaceuticals, formerly known as Techniclone Corp. Total consideration for this transaction was $600,000 cash. We received 150,000 shares of Peregrine common stock valued at $253,000, which we included as part of Marketable Securities—non-current. The remaining $347,000 cash payment was allocated to the licensed technology which specifically relates to the Vascular Endothelial Growth Factor ("VEGF") and was recorded as research and development expense.

    The terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million.

NOTE 6. COMPREHENSIVE INCOME/LOSS

    For the three months ended June 30, 2001 and 2000, total comprehensive income (losses) amounted to $1,920,000 and ($10,628,000), respectively. For the six months ended June 30, 2001 and 2000, total comprehensive losses amounted to ($12,550,000) and ($10,904,000), respectively. Comprehensive income or losses consisted primarily of the net losses and unrealized gains or losses on investments.

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

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $154.9 million for the period from inception through June 30, 2001. These losses include non-cash charges of $20 million for the acquisition of in-process research and development.

    The level of our expenditures related to ongoing clinical trials has increased significantly throughout the current year as we expand the number of clinical trials and increase the patient accrual into these trials. We are currently nearing completion of Phase III clinical trials with rubitecan for treatment of pancreatic cancer, beginning Phase III clinical trials with decitabine for treatment of myelodysplastic syndrome, and are continuing to pursue Phase I and II clinical trials with a number of other drug candidates for treatment of other cancers and hematological malignancies. We are also conducting trials with Nipent, currently approved for hairy cell leukemia, for use in other indications such as graft-versus-host disease, chronic lymphocytic leukemia, and non-Hodgkin's lymphoma. To support these additional trials, we are continuing to increase our clinical development staff which, when combined with the increased clinical trial activity, may result in increased costs over the level expended in this quarter.

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

    As part of our strategy, we intend either to market our products directly or co-promote these products with partners. In late 1999, we entered into an alliance with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute rubitecan. We will co-promote rubitecan with Abbott in the United States and Abbott has exclusive rights to market rubitecan outside of the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union. In July 2001, we received an equity milestone payment of $2.5 million from Abbott in accordance with the marketing agreement for rubitecan.

    In 2000, we entered into agreements with AVI BioPharma, Inc. ("AVI") related to the development and marketing rights to Avicine™, AVI's therapeutic vaccine for colorectal cancer, which is now entering Phase III clinical trials. Under these agreements, we will share U.S. developmental and regulatory approval costs for Avicine and upon commercialization in the U.S., we will split all U.S. profits. AVI and SuperGen will jointly determine the optimum development strategy for the international marketplace and will share all profits received. In addition to an up front equity investment, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock. Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies.

Results of Operations

  Three months ended June 30, 2001 compared to three months ended June 30, 2000.

    Revenues were $3.5 million in the second quarter of 2001 compared to $3.1 million in the second quarter of 2000. The increase was due primarily to increased domestic and European sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The increase in domestic Nipent sales was due primarily to additional marketing efforts by our increased sales and marketing staff and purchases of Nipent by outside organizations for expanded clinical trials using Nipent for the treatment of chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, and graft-versus-host disease. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. We had approximately $338,000 in European sales of Nipent in the second quarter of 2001, but had no such sales in the comparable period in 2000. Based on discussions with our European distributor, we do not expect to realize further European sales in the second half of 2001.

    Cost of sales as a percentage of net sales revenue was 28% in the second quarter of 2001 compared to 23% during the same period in 2000. The increased cost of sales percentage is due primarily to European sales of Nipent which were made at a lower unit selling price under a supply agreement for sale outside North America. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $11.7 million in the second quarter of 2001 compared to $8.3 million in 2000. The increase was due primarily to increased expenditures relating to our clinical trial programs with rubitecan, decitabine, and Avicine, as well as additional personnel expenses related to supporting our clinical trial and drug development programs.

    Selling, general, and administrative expenses were $6.2 million in the second quarter of 2001 compared to $4.5 million in 2000. This increase was due primarily to costs associated with the expansion of the sales, marketing, professional services, information technology, and general and administrative staffs together with increased costs associated with trade shows, speakers' programs, and symposiums. In addition, expenses in 2001 reflect additional rent, insurance, and depreciation expenses related to the move in December 2000 of our headquarters offices from a 9,000 square foot location to a new 50,000 square foot facility.

    Interest income was $1.5 million in the second quarter of 2001 compared to $2.4 million in 2000. This was due to lower cash and marketable securities balances and a decline in interest rates.

  Six months ended June 30, 2001 compared to six months ended June 30, 2000.

    Revenues were $5.4 million in the first half of 2001 compared to $4 million in the first half of 2000. The increase was due primarily to higher domestic and European sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The increase in U.S. sales was due primarily to additional marketing efforts by our increased sales and marketing staff and purchases of Nipent by outside organizations for expanded clinical trials using Nipent for the treatment of chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, and graft-versus-host disease. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. We had approximately $338,000 in European sales of Nipent in the first half of 2001, but had no such sales in the comparable period in 2000. Based on discussions with our European distributor, we do not expect to realize further European sales in the second half of 2001.

    Cost of sales as a percentage of net sales revenue was 26% in the first half of 2001 compared to 22% during the same period in 2000. The increased cost of sales percentage is due primarily to distribution fees paid to Abbott for distribution of Nipent, as well as European sales of Nipent which were made at a lower unit selling price under a supply agreement for sale outside North America. The distribution fees did not begin until March 2000, and there were no European Nipent sales in 2000. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs.

    Research and development expenses were $23.5 million in the first half of 2001 compared to $14.6 million in 2000. The increase was due primarily to increased expenditures relating to our clinical trial programs with rubitecan, decitabine, and Avicine, as well as additional personnel expenses related to supporting our clinical trial and drug development programs.

    Selling, general, and administrative expenses were $10.8 million in the first half of 2001 compared to $7.4 million in 2000. This increase was due primarily to costs associated with the expansion of the sales, marketing, professional services, information technology, and general and administrative staffs together with increased costs associated with trade shows, speakers' programs, and symposiums. In addition, expenses in 2001 reflect additional rent and depreciation expenses related to the move in December 2000 of our headquarters offices from a 9,000 square foot location to a new 50,000 square foot facility.

    Interest income was $3.4 million in both the first half of 2001 and 2000. Our interest income in each period was due to investments of funds received as a result of various fund-raising activities in March and April 2000, including our corporate partnership with Abbott, a follow-on offering of our common stock, and the exercise of our SUPGW warrants and related underwriters' unit purchase warrants, partially offset by a decline in interest rates in 2001.

Liquidity and Capital Resources

    Our cash, cash equivalents, and both short and long-term marketable securities totaled approximately $95 million at June 30, 2001, compared to approximately $131 million at December 31, 2000. In addition, at June 30, 2001 we held approximately 2.7 million shares of registered stock of AVI BioPharma, Inc., with a market value of approximately $26.4 million.

    The net cash used in operating activities in the first half of 2001 was $27.8 million, which consisted primarily of the net loss of $26.7 million and a reduction in accounts payable and other liabilities of $1 million. During the first half of 2001 we also repurchased 717,500 shares of our common stock on the open market at a net cost of $7.1 million.

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

    We have a history of operating losses and an accumulated deficit, we may not achieve or maintain profitability in the future, and we may need to obtain additional funding. We incurred cumulative losses of $154.9 million for the period from inception through June 30, 2001. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least into 2002. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

    Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs and result in our being unable to effectively sell our products. In addition, we may be unable to locate replacement supply sources, or the sources that we may locate may not provide us with similar reliability or pricing and our business could suffer. For example, the company that had been purifying our Nipent finished product has filed for bankruptcy. We anticipate that our current inventory levels will meet our domestic sales needs through the first quarter of 2002, and we have contracted with a new manufacturer for the purification of Nipent. However, this manufacturer must still be approved by the FDA. If this approval is not received prior to the depletion of our inventory levels, we may experience a short-term interruption in sales of Nipent.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 2. Changes in Securities

    In March 2001, the Company issued in exchange for consulting services provided to the Company warrants for the purchase of a total of 200,000 shares of Common Stock at $10.47 per share. The securities were issued pursuant to exemptions from registration provided under Section 4(2) of the Securities Act. The warrant holders had access to information about the Company and made representations to the Company concerning their sophistication and investment intent.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on May 30, 2001. The results of the voting were as follows:

Proposal 1:	Election of the Board of Directors of the Company.
	Nominee	Votes For	Votes Withheld
	Joseph Rubinfeld	26,256,778	1,515,885
	Denis Burger	27,457,196	315,467
	Thomas V. Girardi	27,669,778	102,885
	Walter J. Lack	27,666,928	105,735
	James S.J. Manuso	27,669,468	103,195
	Daniel Zurr	27,450,335	322,328
Proposal 2:	Amendment to the 1998 Employee Stock Purchase Plan increasing the number of shares authorized for issuance by 200,000 shares:
	Votes For:	27,258,489
	Votes Against:	425,441
	Votes Abstaining:	88,733
	Broker Non-Votes:	—
Proposal 3:	Amendment to the 1996 Directors' Stock Option Plan increasing the number of shares authorized for issuance by 300,000 shares:
	Votes For:	25,321,144
	Votes Against:	2,337,112
	Votes Abstaining:	114,407
	Broker Non-Votes:	—
Proposal 4:	Ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2001:
	Votes For:	27,691,504
	Votes Against:	44,636
	Votes Abstaining:	36,523
	Broker Non-Votes:	—

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.2
Bylaws, as amended and restated, of the Registrant

(b)
No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	August 14, 2001	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES