Form 10-Q
period 2001-09-30
SUPERGEN INC
filed 2001-11-14
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
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

    The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 8, 2001, was 32,757,597.

TABLE OF CONTENTS

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1—	Financial Statements (Unaudited)
		Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
		Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000	4
		Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000	5
		Notes to Consolidated Financial Statements	6
	Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3—	Quantitative and Qualitative Disclosures About Market Risk	18
PART II	OTHER INFORMATION
	Item 2—	Changes in Securities	19
	Item 6—	Exhibits and Reports on Form 8-K	19
SIGNATURES			20

SUPERGEN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$16,895	$70,731
Marketable securities	61,058	21,044
Accounts receivable	2,608	2,023
Other receivables	164	1,350
Inventories	1,485	1,648
Prepaid expenses and other current assets	2,556	2,520

Total current assets	84,766	99,316
Marketable securities—non-current	7,606	38,828
Investment in stock of related parties	20,363	13,250
Due from related parties	486	371
Property, plant and equipment, net	6,568	5,438
Developed technology at cost, net	1,123	1,264
Goodwill and other intangibles, net	1,265	1,588
Restricted cash	3,337	3,212
Other assets	37	66

Total assets	$125,551	$163,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,749	$8,024
Deferred revenue	1,000	1,000
Accrued employee benefits	1,885	1,197

Total current liabilities	9,634	10,221
Deferred revenue—non-current	2,417	3,167

Total liabilities	12,051	13,388

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 32,843,097 and 33,383,723 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	33	33
Additional paid in capital	283,916	287,677
Deferred compensation	(141)	(197)
Accumulated other comprehensive loss	(1,993)	(9,407)
Accumulated deficit	(168,315)	(128,161)

Total stockholders' equity	113,500	149,945

Total liabilities and stockholders' equity	$125,551	$163,333

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
Net sales revenue	$2,593	$450	$7,445	$4,006
Other revenue	250	343	750	737

Total revenue	2,843	793	8,195	4,743
Operating expenses:
Cost of sales	623	163	1,898	938
Research and development	12,116	7,955	35,577	22,601
Selling, general, and administrative	4,752	3,511	15,522	10,928
Acquisition of in-process research and development	—	1,585	—	1,585

Total operating expenses	17,491	13,214	52,997	36,052

Loss from operations	(14,648)	(12,421)	(44,802)	(31,309)
Interest income	1,201	2,528	4,648	5,969

Net loss	$(13,447)	$(9,893)	$(40,154)	$(25,340)

Basic and diluted net loss per share	$(0.41)	$(0.30)	$(1.22)	$(0.81)

Weighted average shares used in basic and diluted net loss per share calculation	32,895	33,150	32,971	31,187

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2001	2000
Operating activities:
Net loss	$(40,154)	$(25,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,356	1,428
Amortization of deferred revenue	(750)	(644)
Expense related to stock options and warrants granted to non-employees	665	653
Non-cash charge related to acquisition of in-process research and development	—	1,585
Non-cash charge related to acquisition of license agreement	369	—
Changes in operating assets and liabilities:
Accounts receivable	(585)	1,212
Inventories	163	(67)
Prepaid expenses and other assets	(7)	(686)
Due from related parties	(115)	—
Other receivables	1,186	4,907
Restricted cash	(125)	(3,164)
Accounts payable and other liabilities	(587)	927

Net cash used in operating activities	(38,584)	(19,189)

Investing activities:
Purchases of marketable securities	(38,423)	(51,944)
Sales or maturities of marketable securities	30,185	5,892
Purchase of equity investment in related party	—	(5,000)
Purchase of equity investment in Peregrine Pharmaceuticals	(253)	—
Purchases of property and equipment	(1,966)	(529)

Net cash used in investing activities	(10,457)	(51,581)

Financing activities:
Issuance of common stock, net of issuance costs	3,504	134,414
Repurchases of common stock	(8,299)	—

Net cash provided by (used in) financing activities	(4,795)	134,414

Net increase (decrease) in cash and cash equivalents	(53,836)	63,644
Cash and cash equivalents at beginning of period	70,731	22,546

Cash and cash equivalents at end of period	$16,895	$86,190

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of warrant related to consulting agreement	$758	$—

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ended December 31, 2001.

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

    The following is a summary of available-for-sale securities as of September 30, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
U.S. corporate debt securities	$82,839	$828	$83,667
U.S. government debt securities	468	6	474
Marketable equity securities	22,919	(2,827)	20,092

Total	$106,226	$(1,993)	$104,233

    Balance sheet classification as of September 30, 2001 (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Amounts included in cash and cash equivalents.	$15,706	$—	$15,706
Marketable securities, current	60,395	663	61,058
Marketable securities, non-current	7,626	(20)	7,606
Amounts included in investment in stock of related parties	22,499	(2,636)	19,863

Total	$106,226	$(1,993)	$104,233

    Available-for-sale securities by contractual maturity (in thousands):

	Estimated Fair Value
	September 30, 2001	December 31, 2000
Debt securities:
Due in one year or less	$76,764	$89,583
Due after one year through three years	7,377	38,675

	84,141	128,258
Marketable equity securities	20,092	12,903

Total	$104,233	$141,161

    There were no realized gains and losses for the three and nine month periods ended September 30, 2001 and 2000.

NOTE 3. INVENTORIES

    Inventories consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw material	$176	$176
Work in process	505	720
Finished goods	804	752

	$1,485	$1,648

NOTE 4. STOCKHOLDERS' EQUITY

Stock Issuance to Abbott Laboratories

    In July 2001, we issued 181,818 shares of our common stock to Abbott Laboratories ("Abbott") in exchange for $2,500,000 in cash. This equity investment was the result of our achievement of a milestone in connection with our Worldwide Sales, Distribution, and Development Agreement with Abbott. The calculation of the number of shares issued to Abbott was based on the average market price of our stock for a twenty day period surrounding the milestone achievement date.

Stock Repurchase Plan

    In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. In March 2001, the Board authorized the repurchase of an additional one million shares, but maintained the $20,000,000 repurchase total. During the nine months ended September 30, 2001, we repurchased 864,500 shares of our common stock at a cost, net of commissions, of $8,299,000. All shares repurchased have been retired.

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

NOTE 6. COMPREHENSIVE LOSS

    For the three months ended September 30, 2001 and 2000, total comprehensive losses amounted to $20,191,000 and $15,731,000, respectively. For the nine months ended September 30, 2001 and 2000, total comprehensive losses amounted to $32,740,000 and $26,634,000, respectively. Comprehensive losses consisted primarily of the net losses and unrealized gains or losses on investments.

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

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). We will adopt SFAS 142 on January 1, 2002. At September 30, 2001, we had approximately $800,000 in goodwill, but do not expect the adoption of SFAS 142 to have a material impact on our financial position or results of operations.

NOTE 9. AGREEMENT WITH EUROGEN PHARMACEUTICALS

    In September 2001, we entered into a Supply and Distribution Agreement with EuroGen Pharmaceuticals Ltd. ("EuroGen"), a company incorporated and registered in England and Wales. Under the agreement, we granted EuroGen the exclusive European and South African rights to promote and sell certain of our existing generic and other products or compounds. The agreement also establishes a process for granting EuroGen rights to sell additional products in Europe and South Africa, subject to our compliance with our other existing licensing and distribution arrangements. After complying with these existing obligations, we will be required to offer EuroGen the option to obtain European and South African rights to our future products. EuroGen will seek and pay for all necessary regulatory approvals and authorizations necessary for the commercial sale of the products in the territories where they market and sell the products.

    EuroGen is not yet an operating company, but we intend to hold an equity interest in the company once it raises additional capital and is operational. We have agreed to loan EuroGen up to $250,000 under a line of credit arrangement designed to cover start-up expenses. At September 30, 2001, we had loaned $150,000 to EuroGen under this credit arrangement. If EuroGen is unable to adequately fund its operations, we may not recover amounts owed to us or realize any income or benefit from the relationship.

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

    Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $168.3 million for the period from inception through September 30, 2001. These losses include non-cash charges of $20 million for the acquisition of in-process research and development.

    We have completed patient enrollment in each of the three separate stand-alone pivotal Phase III clinical trials with rubitecan for treatment of pancreatic cancer. The three studies—"Gemzar refractory," where patients who failed treatment with Gemzar were randomized to either rubitecan or 5-FU; "Chemotherapy refractory," where patients who have failed multiple types of chemotherapy are randomized to either rubitecan or the next best therapy; and "Chemotherapy naïve," where patients who have had no prior chemotherapy are randomized to rubitecan or Gemzar—have enrolled a combined total of 1,800 patients. The process of collecting data from these clinical studies is dependent upon monitors traveling to each of the clinical sites, and this process was delayed by several weeks due in part to the terrorist events of September 11. Assuming favorable results from any one or a combination of our Phase III rubitecan studies, we anticipate filing a New Drug Application ("NDA") with the Food and Drug Administration ("FDA") in the first half of 2002.

    We are beginning Phase III clinical trials with decitabine for treatment of myelodysplastic syndrome, and are continuing to pursue Phase I and II clinical trials with rubitecan and a number of other drug candidates for treatment of other cancers and hematological malignancies. We are also conducting trials with Nipent, currently approved for hairy cell leukemia, for use in other indications such as graft-versus-host disease, chronic lymphocytic leukemia, and non-Hodgkin's lymphoma. To support these additional trials, we are also continuing to increase our clinical development staff.

    We expect to continue to incur operating losses at least through 2002. This is due primarily to projected spending for the development of our product candidates. The level of our expenditures related to ongoing clinical trials has increased significantly throughout the current year as we expand the number of clinical trials and increase the patient accrual into these trials. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of rubitecan and other drug candidates, and our ability to control our costs.

    As part of our strategy, we intend either to market our products directly or co-promote these products with partners. In late 1999, we entered into an alliance with Abbott Laboratories ("Abbott") under which Abbott will undertake to market and distribute rubitecan. We will co-promote rubitecan with Abbott in the United States and Abbott has exclusive rights to market rubitecan outside of the United States. In the U.S. market, we will share profits from product sales equally with Abbott. Outside the U.S. market, Abbott will pay us royalties and transfer fees based on product sales. We will remain responsible for pursuing and funding the clinical development of rubitecan and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union. In July 2001, we received an equity milestone payment of $2.5 million from Abbott under the terms of the marketing agreement for rubitecan.

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

Results of Operations

  Three months ended September 30, 2001 compared to three months ended September 30, 2000.

    Revenues were $2.8 million in the third quarter of 2001 compared to $0.8 million in the third quarter of 2000. The increase was due primarily to increased domestic sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The increase in domestic Nipent sales was attributed to additional marketing efforts by our increased sales and marketing staff and purchases of Nipent by outside organizations for expanded clinical trials using Nipent for the treatment of chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, and graft-versus-host disease. In addition, we experienced higher sales volume in early July 2001 due to a modest price increase that went into effect on July 15, 2001. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. We had no European sales of Nipent in either the third quarter of 2001 or 2000. Based on discussions with our European distributor, we do not expect to realize further European sales for the remainder of 2001.

    Cost of sales as a percentage of net sales revenue was 24% in the third quarter of 2001 compared to 36% during the same period in 2000. The improvement in cost of sales percentage in 2001 was due to a larger proportion of our sales related to Nipent, which is sold at higher margins than our other generic products. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

    Research and development expenses were $12.1 million in the third quarter of 2001 compared to $8.0 million in 2000. The increase was due primarily to expenditures relating to our clinical trial programs with rubitecan, Nipent, decitabine, and Avicine; costs associated with our drug development programs for generic versions of paclitaxel and daunorubicin; as well as additional personnel expenses related to supporting both our clinical trial and drug development programs.

    Selling, general, and administrative expenses were $4.8 million in the third quarter of 2001 compared to $3.5 million in 2000. This increase was due primarily to costs associated with the expansion of the sales, marketing, professional services, information technology, and general and administrative staffs together with increased costs associated with trade shows, speakers' programs, and symposiums. In addition, expenses in 2001 reflect additional rent, insurance, and depreciation expense related to the move in December 2000 of our headquarters offices from a 9,000 square foot location to a new 50,000 square foot facility.

    Interest income was $1.2 million in the third quarter of 2001 compared to $2.5 million in 2000. This was due to lower available cash and marketable securities balances and a decline in interest rates.

  Nine months ended September 30, 2001 compared to nine months ended September 30, 2000.

    Revenues were $8.2 million in the first nine months of 2001 compared to $4.7 million in the first nine months of 2000. The increase was due primarily to higher domestic and European sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The increase in U.S. sales was attributed to additional marketing efforts by our increased sales and marketing staff and purchases of Nipent by outside organizations for expanded clinical trials using Nipent for the treatment of chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, and graft-versus-host disease. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. We had approximately $338,000 in European sales of Nipent in the first nine months of 2001, but had no such sales in the comparable period in 2000. Based on discussions with our European distributor, we do not expect to realize further European sales in the remainder of 2001.

    Cost of sales as a percentage of net sales revenue was 25% in the first nine months of 2001 compared to 23% during the same period in 2000. The increased cost of sales percentage is due primarily to European sales of Nipent that were made at a lower unit selling price under a supply agreement for sale outside North America. There were no European Nipent sales in 2000. Current margins may not be indicative of future margins due to possible variations in average selling prices, product mix, and manufacturing costs.

    Research and development expenses were $35.6 million in the first nine months of 2001 compared to $22.6 million in 2000. The increase was due primarily to expenditures relating to our clinical trial programs with rubitecan, decitabine, and Avicine, as well as additional personnel expenses related to supporting our clinical trial and drug development programs.

    Selling, general, and administrative expenses were $15.5 million in the first nine months of 2001 compared to $10.9 million in 2000. This increase was due primarily to costs associated with the expansion of the sales, marketing, professional services, information technology, and general and administrative staffs together with increased costs associated with trade shows, speakers' programs, and symposiums. In addition, expenses in 2001 reflect additional rent and depreciation expense related to the move in December 2000 of our headquarters offices from a 9,000 square foot location to a new 50,000 square foot facility.

    Interest income was $4.6 million in the first nine months of 2001 compared to $6.0 million in 2000. The decline was due to lower available cash and marketable securities balances and lower interest rates.

Liquidity and Capital Resources

    Our cash, cash equivalents, and both short and long-term marketable securities totaled $85.6 million at September 30, 2001, compared to $130.6 million at December 31, 2000. In addition, at September 30, 2001 we held approximately 2.7 million shares of registered stock of AVI BioPharma, Inc., with a market value of $19.9 million.

    The net cash used in operating activities in the first nine months of 2001 was $38.6 million, which consisted primarily of the net loss of $40.2 million offset by a reduction in other receivables of $1.2 million. In the third quarter of 2001, we received an equity milestone payment of $2.5 million from Abbott Laboratories. During the first nine months of 2001 we repurchased 864,500 shares of our common stock on the open market at a net cost of $8.3 million.

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

    We have a history of operating losses and an accumulated deficit, we may not achieve or maintain profitability in the future, and we may need to obtain additional funding.  We incurred cumulative losses of $168.3 million for the period from inception through September 30, 2001. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2002. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize rubitecan. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

    Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs, and result in our being unable to effectively sell our products. In addition, we may be unable to locate replacement supply sources, or the sources that we may locate may not provide us with similar reliability or pricing and our business could suffer. For example, the company that had been purifying our Nipent finished product filed for bankruptcy. We anticipate that our current inventory levels will meet our domestic sales needs through the first quarter of 2002, and we have contracted with an new manufacturer for the purification of Nipent. However, this manufacturer must still be approved by the FDA. If this approval is not received prior to the depletion of our inventory levels, we may experience an interruption in sales of Nipent.

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

    We may face interruption of our ability to adequately monitor important clinical research and test sites due to increased security measures in response to recent and future terrorist activities.  Our business depends on the ability of our researchers to travel to and communicate with various clinical research and test sites around the country. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail or other services, particularly any such delays or stoppages which harm our ability to reach or communicate in a timely manner with these clinical research and test sites, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, U.S. corporate obligations, and U.S. government obligations, we believe that our exposure to interest rate market risk would not significantly affect our operations.

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 2. Changes in Securities

    In July 2001, we issued 181,818 shares of our common stock to Abbott Laboratories in exchange for $2,500,000 in cash. This equity investment was the result of our achievement of a milestone in connection with our Worldwide Sales, Distribution, and Development Agreement with Abbott. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act. Abbott Laboratories had access to information about the Company and made representations to the Company concerning their sophistication and investment intent.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1*	Supply and Distribution Agreement between Registrant and EuroGen Pharmaceuticals Ltd.
(b)
No reports were filed on Form 8-K during the quarter for which this report is filed.

*
Confidential treatment has been requested for portions of this document.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	November 14, 2001	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

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
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES