Form 10-K
period 2001-12-31
SUPERGEN INC
filed 2002-04-01
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-27628

SUPERGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1841574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
4140 Dublin Blvd., Suite 200, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (925) 560-0100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on March 15, 2002) was approximately $184,979,096. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 15, 2002 was 32,699,396.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10, 11, 12, and 13 of Part III incorporate information by reference from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on May 29, 2002.

SUPERGEN, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

        Our disclosure and analysis in this report contain forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. In particular, these include statements relating to future actions, such as the future performance or results of current and anticipated clinical trials for Orathecin, Nipent, decitabine, and our other products in development; the timing of filing of a new drug application for Orathecin; the anticipated launch of generic daunorubicin; the timing of and anticipated approval of our generic paclitaxel; the timing and expectation of FDA approval of our new Nipent manufacturing facility; the sufficiency of our levels of Nipent inventory; the potential applications for our compounds and products; and our estimates of potential market sizes. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. For example, our clinical data in all of our clinical trials may not support filing of an NDA or the FDA may not approve our products; the analysis of our clinical trial data may be more complex than we anticipate causing delays; we may be unable to launch our generic products as planned due to manufacturing or marketing difficulties; our manufacturing source for Nipent may not be approved by the FDA or the approval may be delayed; we may have inaccurately estimated demand for Nipent and may not have sufficient inventory levels to satisfy demand; our products may not prove to be suitable for the additional indications that we currently believe based on preliminary studies; and our estimates of market sizes may prove to be inaccurate. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially.

        We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Annual Reports on Form 10-K. Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results" in this report. These are risks that we think could cause our actual results to differ materially from expected and historical results. Other risks besides those listed in this report could also adversely affect us.

        We incorporated in March 1991 as a California corporation and changed our state of incorporation to Delaware in May 1997. Our executive offices are located at 4140 Dublin Blvd., Suite 200, Dublin, CA, 94568 and our telephone number at that address is (925) 560-0100.

Overview

        We are an emerging pharmaceutical company dedicated to the acquisition, rapid development, and commercialization of oncology therapies for solid tumors and hematological malignancies. We seek to minimize the time, expense and technical risk associated with drug commercialization by identifying and acquiring pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery.

        During 2001 we expended significant resources furthering our ongoing clinical trial and development activities and expanding our sales and marketing infrastructure and activities. Our most significant activities surrounded our clinical efforts related to Orathecin™, generically known as rubitecan, for treatment of pancreatic cancer and to a lesser extent furthering our other clinical trial activities. During 2001, we completed enrollment in each of our three ongoing Phase III Orathecin pancreatic cancer trials. We are still in the process of compiling and analyzing data from each of the three clinical trials. Assuming favorable results from any one or a combination of our Phase III studies, we anticipate filing a New Drug Application ("NDA"), with the United States Food and Drug Administration ("FDA"), in 2002. During 2001 we initiated a Phase III clinical program with decitabine for treatment of myelodysplastic syndrome ("MDS"). During the year we also increased our revenues to $11.5 million, principally through increased sales of Nipent® for treatment of hairy cell leukemia, which represented 87% of our revenues.

        In March 2002 we entered into a termination agreement with Abbott Laboratories ("Abbott') to terminate two 1999 agreements under which Abbott had undertaken to market and distribute Orathecin and make investments in our common stock. We were to co-promote Orathecin with Abbott in the United States and Abbott had retained exclusive rights to market Orathecin outside of the United States. In the U.S. market, we would have shared profits from product sales equally with Abbott. Outside the U.S. market, Abbott would have paid us royalties and transfer fees based on product sales. As a result of the termination of these agreements, Abbott no longer holds any marketing, promotion, or royalty rights relating to Orathecin and is not required to pay us milestone or other payments related to Orathecin. We continue to be responsible for pursuing and funding the clinical development of Orathecin and obtaining regulatory approval for the product in the United States, Canada, member states of the European Union, and other countries.

        As a result of the termination, Abbott no longer holds a right to acquire up to 49% of our common stock, no longer has a right of first refusal to acquire us, nor are we obligated to first offer rights related to our product candidates to Abbott before discussing opportunities with other potential partners. Finally, Abbott is no longer obligated to purchase shares of our common stock upon the satisfaction of Orathecin developmental and marketing milestones. Due to the termination of the agreements with Abbott, we now have the flexibility to pursue opportunities with Orathecin and other compounds on our own or with a new strategic partner. We are currently evaluating our options as we work toward completion of the ongoing Orathecin trials and evaluate the trial results.

        For additional information about the possible risks to our business as a result of the termination of our relationship with Abbott, please see the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results."

Strategy

        Our primary objective is to be a leading supplier of oncology therapies for solid tumors and hematological malignancies. Key elements of our strategy include:

  •
  Licensing or buying rights to lead compounds rather than engaging in pure discovery research.  We identify and seek to license or buy rights to products or compounds that are typically in human clinical development or already marketed. We then seek to enhance and complete the product development. We believe that our approach minimizes the significant financial investment required by pure discovery research and reduces the risk of failure in developing a commercially viable product.

  •
  Capitalizing on our existing clinical expertise to maximize the commercial value of our products.  We intend to retain significant participation in the commercialization of our proprietary products by funding and undertaking human clinical development ourselves. We believe this will allow us to maximize the commercial value of our products by either directly marketing our products or licensing the products on more favorable terms than would be available earlier in the development cycle. Our management and clinical staff have significant experience in developing oncology therapies, bringing products to market, and maximizing market share.

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

  •
  Expanding our sales and marketing expertise from hematology to the treatment of solid tumors.  We have established a leadership position in the niche market development of hematological products. We are preparing to commercialize oncology products in a number of solid tumor therapies, such as immunotherapies and vaccines, gene modulators, biotechnology-based drugs, and other areas, such as diagnostic agents and prophylaxis that will leverage our current management and market expertise.

Summary of Products and Products in Development

        The following table outlines our cancer products and cancer products in development, their indication or intended use, their therapeutic category, and their regulatory status. (Non-oncological products are summarized in text below):

Product Category	Compound	Indication or Intended Use	Therapeutic Category	Regulatory Status
Cytotoxic Agent/Immunosuppressant	Nipent	Hairy cell leukemia
Chronic lymphocytic leukemia
Low grade non-Hodgkin's lymphoma
Cutaneous T-cell lymphoma/
    Peripheral T-cell lymphoma
Graft-versus-host disease
Transplantation Therapy
		Autoimmune Disorders	Cancer Cancer Cancer Cancer Immunological Immunological Immunological	Approved Phase IV Phase IV Phase IV Phase II/III Phase I/II Phase I
Cytotoxic Agent (Oral)	Orathecin (Generic name rubitecan)	Pancreatic cancer Myelodysplastic syndromes/ Acute myeloid leukemia/ Chronic myeloid leukemia Various other solid tumors	Cancer Cancer Cancer	Phase III Phase II Phase I/II
Hypomethylating Agent	Decitabine	Myelodysplastic syndromes Acute myeloid leukemia/ Chronic myeloid leukemia Sickle cell anemia Non-small cell lung cancer Breast cancer	Cancer Cancer Hematological Cancer Cancer	Phase III Phase II Phase II Phase I/II Phase I/II
Vaccine	Avicine™	Colorectal cancer Pancreatic cancer	Cancer Cancer	Phase II/III Phase II/III
Generic Anticancer Agents	Mitomycin Daunorubicin Paclitaxel	Solid tumors Solid tumors Solid tumors	Cancer Cancer Cancer	Approved Approved ANDA filed
Radio-sensitizers	Lucanthone	Brain tumors	Cancer	Phase I
Formulation Technologies	Mito Extra Partaject™ (formerly Spartaject) busulfan Partaject Orathecin Cremophor-free paclitaxel Inhaled Orathecin Inhaled paclitaxel	Solid tumors Neoplastic meningitis/ Bone marrow transplant Solid tumors Solid tumors Solid tumors Solid tumors	Cancer Cancer Cancer Cancer Cancer Cancer	NDA filed Phase I/II Pre-clinical Pre-clinical Phase II Pre-clinical
Prodrugs	CZ 112	Solid tumors	Cancer	Phase I
Anti-angiogenesis	VEGF	Solid tumors	Cancer	Pre-clinical

Oncology Products and Products in Development

1.    Nipent

        Nipent, generically known as pentostatin or deoxycoformycin, inhibits a key enzyme in the DNA synthesis process and results in cytotoxicity, primarily in lymphocytes. The specific mechanism differs from other chemotherapy agents. Nipent's most unique feature is its selectivity for lymphocytes, with little effect on bone marrow or normal tissues, which creates an interest in this product for the treatment of cancers of the lymphoid system and other hematologic malignancies. Nipent has been our principal source of revenue during 2001, 2000 and 1999, representing 87%, 82% and 91% of our revenues in each of those years, respectively.

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

Other Indications

        We believe that Nipent has a unique mechanism of action and Phase IV trials indicate that it may have activity in a variety of other hematologic cancers. In oncology, we are pursuing treatments for lymphatic malignancies and disorders, such as chronic lymphocytic leukemia, low-grade non-Hodgkin's lymphoma, cutaneous T-cell lymphoma, and peripheral T-cell lymphoma. Nipent has received orphan drug designation by the FDA for use against chronic lymphocytic leukemia and cutaneous T-cell lymphoma. We are pursuing trials that will lead to peer reviewed articles indicating efficacy of Nipent in various leukemias.

        In addition, Nipent has shown activity in various autoimmune diseases, including graft-versus-host disease that is not responsive to standard therapies, bone marrow transplantation, rheumatoid arthritis, and multiple sclerosis. We estimate the United States markets for both graft-versus-host disease and rheumatoid arthritis are larger than the market for Nipent's current applications. We are conducting Phase I clinical trials in both of these indications and have targeted graft-versus-host disease for a registration seeking Phase II/III program currently in progress. We are also developing an oral formulation of Nipent, suitable for rheumatoid arthritis and other chronic immune disorders.

2.    Orathecin

        Orathecin, generic name rubitecan, formerly known as RFS2000 or 9-NC, is an oral chemotherapy compound in the camptothecin class, which we licensed from the Stehlin Foundation for Cancer Research in 1997. Orathecin is a second-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. We believe that Orathecin may have significant advantages over many existing anticancer drugs, including efficacy, a superior side effect profile, and oral dosing. In particular, we believe that the compound causes significantly less inhibition of bone marrow function, due in part to its dosing schedule, which provides for a cycle of five days of administration followed by two days of recovery. In clinical trials, the observed side effects are mild to moderate hematological toxicities, low-grade cystitis, infrequent and mild hair loss and gastrointestinal disorders. Finally, as an oral drug that can be taken at home, Orathecin may provide patients with additional convenience and improved quality of life, and may reduce overall healthcare costs. We believe that Orathecin is a franchise drug for leadership in the treatment of a broad array of solid tumors and hematological malignancies. We are seeking rapid development of Orathecin and anticipate priority review by the FDA of the drug for pancreatic cancer, for which there are limited treatment options. In addition to patent protection, we have orphan drug designation for this disease, which may provide us with seven years of marketing exclusivity in the United States after FDA approval.

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

        In May 2000, we presented data from a Phase II study of Orathecin at a meeting of the American Society of Clinical Oncology ("ASCO"). These data demonstrated Orathecin's efficacy in pancreatic cancer patients who had failed previous chemotherapy. Of the 45 patients with measurable disease, twenty two percent either experienced a reduction in the size of their tumor or disease stabilization, meaning that the tumor did not continue to grow. After starting Orathecin treatment, median survival for these ten patients was approximately ten months, while forty percent of these patients survived more than twelve months and twenty percent survived more than twenty four months.

        In 1998 we commenced three separate stand-alone pivotal Phase III clinical trials with Orathecin for treatment of pancreatic cancer. The trials are randomized, unblinded studies being conducted in approximately 200 centers. The primary endpoint of these trials is survival. The three studies are outlined as follows:

Protocol Description	Enrollment Completed	Patients Enrolled
Orathecin or 5-FU in patients who have failed Gemzar	February 2001	448
Orathecin or other therapies in patients who have failed other prior therapies	June 2001	409
Orathecin or Gemzar in patients who have not undergone chemotherapy	October 2001	994

        We are still in the process of compiling and analyzing data from each of the three clinical trials. Assuming favorable results from any one, two, or combination of all three of these trials, we anticipate filing an NDA with the FDA in 2002. The trial design for each of the three studies allows patients who initially were being treated with Gemzar or other therapies to "cross over," or elect to be treated with Orathecin. At the time the trials were designed, based on results of cancer studies conducted by others, we believed that the percentage of patients that would cross over for treatment with Orathecin would be in the range of 10% to 20% of the enrolled patients. Based on a preliminary review of the clinical trial information, we believe that the number of patients in the first two studies that have actually crossed over to Orathecin has exceeded the number anticipated. This could affect the timing and statistical analysis of the studies. In early April 2002, we will be convening a panel of experts to discuss strategies for filing an NDA for Orathecin.

Myelodysplastic Syndromes

        Myelodysplastic syndromes are a group of conditions that have in common abnormalities in the blood-producing cells of the bone marrow. The conditions are fatal, although patients can live for several years after diagnosis. Treatment of patients with MDS has generally proven disappointing. The current standard of care is management by supportive measures, such as blood transfusion, or the administration of antibiotics to fight infections. Hematopoietic growth factors also have been used to treat MDS.

        We are conducting a Phase II Orathecin study at the M.D. Anderson Cancer Center enrolling patients with a diagnosis of MDS, as well as related conditions such as chronic myeloid leukemia and acute myeloid leukemia. Based on preliminary positive results from this study, we have initiated a confirmatory Phase II multi-center study as part of our registration seeking strategy.

Other Potential Indications

        Studies have shown Orathecin to be active in more than 30 human and animal tumor models in indications such as breast, lung, colorectal, ovarian, gastric, and prostate cancers as well as sarcomas. We are aggressively pursuing more than 35 additional Phase I/II trials using Orathecin both as a single therapeutic agent and in combination with other anticancer agents in solid tumors and hematological malignancies. We intend to make available to physicians copies of peer-reviewed medical journal articles and other validated scientific information related to these trials. We believe this will provide physicians with more up-to-date product information and will better enable them to meet their patients' medical needs.

        In addition, we are currently conducting pilot studies using Orathecin in combination with other chemotherapeutic agents. In studies to date, Orathecin has not exhibited the cardiac, pulmonary, hepatic or renal toxicities that limit the acute and/or chronic dosages of several chemotherapeutics. In addition, some early studies suggest Orathecin could be used to treat cancer on a chronic rather than acute basis.

3.    Decitabine

        Decitabine is a potent hypomethylating agent that we acquired from Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals, in September 1999. Decitabine is a pyrimidine analog that has a mechanism of action which is different from other chemically related compounds, such as gemcitabine and cytosine arabinoside. Decitabine's mechanism is related to DNA hypomethylation. Methylation of DNA is a major mechanism regulating gene expression. Researchers have determined that an increase in methylation of DNA results in blocking the activity of several genes that regulate cell division and differentiation, known as "suppressor genes." With suppressor genes blocked, cell division becomes unregulated, causing cancer. In studies researchers have demonstrated that decitabine reduces the methylation of DNA, leading to reexpression of suppressor genes and a resulting redifferentiation and maturation of the cancer cells back to normal. Researchers have also shown that decitabine treatment restores sensitivity of tumors to treatment by drugs such as cisplatin by reversing drug resistance.

Myelodysplastic Syndromes

        In multiple Phase II studies in Europe, researchers have shown decitabine to be effective for treating MDS. Based on positive results from these studies, we have initiated two randomized Phase III studies at sixty leading hospitals in the United States and Europe with 160 and 220 patients, respectively, comparing decitabine to best supportive care for MDS. The principal endpoints are time to acute myeloid leukemia or death in the United States study, and survival time in the European study. These Phase III trials, if successful, are designed to secure approval for this indication. Decitabine has received orphan drug designation from the FDA for MDS, which designation may provide us with seven years of marketing exclusivity in the United States after FDA approval.

Other Indications

        In addition to MDS, Phase I/II studies have shown that decitabine is effective in a variety of other hematological malignancies such as acute myeloid leukemia and chronic myeloid leukemia. Preliminary results also suggest activity in solid tumors such as non-small cell lung cancer. Phase II clinical trials with decitabine are ongoing for this indication. Phase I results also suggest that decitabine may be applicable for treatment of non-malignant diseases such as sickle cell anemia. A Phase II clinical program has been initiated for treatment of sickle cell anemia using decitabine.

4.    Avicine

        In July 2000, we acquired the sales and marketing rights in the United States to Avicine from AVI BioPharma, Inc. ("AVI"). Avicine is a therapeutic cancer vaccine in late-stage clinical development, and has completed five clinical studies in more than 200 patients.

Colorectal Cancer

        Results from a Phase II human study using Avicine as a treatment for advanced colorectal cancer showed that patients who responded to the peptides in the vaccine, in the words of the study author, "exhibited significant survival benefits" compared to patients treated with chemotherapy alone. With the assistance of leading oncologists and the FDA, AVI has developed a Phase III protocol for Avicine as a first-line treatment for metastatic colorectal cancer.

Pancreatic Cancer

        A Phase II study has been completed using Avicine in the treatment of pancreatic cancer and has demonstrated promising results. A Phase III clinical program is currently being prepared.

5.    Generic Anticancer Drugs

        We have pursued development of generic versions of existing anticancer agents as part of our Extra product development efforts. We believe that the total estimated United States sales for generic anticancer products have decreased over the last few years due to increased competition. We also believe sales for these generics may continue to decrease as a result of competitive factors. These factors may include reductions in the per unit sales price, the introduction of additional generics as well as other cancer drugs, new formulations for these drugs and the use of different therapies. Therefore, we currently intend to limit our development of generic products to those that we feel either require minimal effort to submit an Abbreviated New Drug Application ("ANDA") and obtain marketing clearance, or that offer significant market opportunities.

Mitomycin

        We have received ANDA approval for our generic mitomycin, which we are selling in the United States.

Daunorubicin

        We received approval of an ANDA for generic daunorubicin from the FDA in November 2001. We expect to launch this product in early 2002.

Paclitaxel

        We filed an ANDA for generic paclitaxel with the FDA in August 1998 and have filed a number of responses to letters from the FDA concerning our application. We anticipate an approval in 2002.

6.    Lucanthone

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

Extra products under development

        We filed an NDA for Mito Extra, our Extra formulation of mitomycin, in December 1997, which was accepted by the FDA in February 1998. In March 2002, we responded to an FDA request for additional formulation, manufacturing and clinical information. This response included a report from a recently completed multi-center study of 116 patients with advanced cancers treated with Mito Extra. In addition, we are evaluating our Extra technology for additional applications of other generic anticancer agents as well as Nipent.

2.    Partaject Drug Delivery Technology

        Partaject drug delivery technology is a drug delivery system that accommodates poorly water-soluble and water-insoluble compounds by encapsulating them with a fatty layer, known as a phospholipid. The Partaject technology involves coating particles of a drug that are of submicron or near micron size with a membrane-forming phospholipid layer, thereby permitting the creation of a suspension of the drug rather than a solution, and its intravenous injection without the use of potentially toxic solubilizing agents. As a result, the Partaject technology may reduce toxicity created by other injectable forms of delivery and potentially increase efficacy by facilitating delivery of compounds whose prior intravenous delivery was impractical because of solubility-related formulation difficulties.

Partaject products under development

        Busulfan is currently marketed in an oral dosage form by Glaxo Wellcome Inc. It is frequently used "off-label" as a bone marrow ablating agent prior to bone marrow transplants. In 1998, we completed a Phase I clinical trial of Partaject busulfan at both Johns Hopkins Oncology Center and

Duke University Medical Center. A Phase I clinical trial in pediatric bone marrow ablation has been completed in 35 patients at St. Jude's Children's Hospital in Memphis.

        Partaject busulfan is currently also being developed for intrathecal treatment of neoplastic meningitis with a Phase I/II study at Duke University Medical Center and a Phase I study is being completed by the Pediatric Brain Tumor Consortium.

        We are also developing Partaject Orathecin, an intravenous formulation, which is suitable for patients who cannot swallow an oral medication. This is currently in pre-clinical development.

3.    Cremophor-Free Paclitaxel

        In January and October 2000 we were issued two United States patents for a Cremophor-free formulation of paclitaxel. We were issued a third patent for an oral formulation in November 2001. We believe that these patents have important clinical and strategic implications as such a formulation obviates the need of pre-medication, which is currently required with the use of paclitaxel. We believe that the lack of pre-medication and an oral formulation will prove to be major competitive advantages in the paclitaxel market, which industry reports estimated to be $1.6 billion in 2000.

4.    Inhaled Cancer Drugs

        In December 1999, we entered into license and research agreements with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the agreements, we acquired worldwide rights to inhaled versions of formulations of paclitaxel and camptothecins, including Orathecin. Phase I clinical studies with inhaled Orathecin for the treatment of lung cancer and pulmonary metastatic disease have been completed at the M.D. Anderson Cancer Center and the Baylor College of Medicine and a Phase II study is under way.

5.    Oral Prodrug Delivery Technology—CZ 112

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

        CZ 112 is an oral prodrug for Orathecin we licensed from the Stehlin Foundation in November 1999 after initial Phase I testing. We are currently completing additional pre-clinical tumor model studies prior to deciding to undertake further clinical development.

6.    Surface Safe®

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

Strategic and Collaborative Relationships

        We identify and license or buy rights to products or compounds that are typically in human clinical development. We then seek to enhance and complete the product development and bring the product to market internally or through collaborations with others. We have entered into a variety of strategic relationships and licensing agreements in pursuing our business. Some of our more significant relationships are as follows:

1.    Orathecin

Stehlin Foundation for Cancer Research

        In September 1997, we licensed the exclusive worldwide royalty-bearing rights to Orathecin from the Stehlin Foundation for Cancer Research, a Houston, Texas-based cancer research clinic. The Stehlin Foundation was established in 1969 by Dr. John S. Stehlin, Jr. M.D., a surgical oncologist, for the express purpose of conducting basic research that can be applied directly to improving the treatment of patients with cancer. All research is clinically oriented and conducted at the Stehlin Foundation's facility in Houston, Texas. In November 1999, we amended our agreement with the Stehlin Foundation to broaden the definition of licensed compounds to include certain analogues of Orathecin. Under these agreements, we are required to seek commercial applications for Orathecin. We are required to pay the Stehlin Foundation approximately $10 million for research and must make cash royalty payments and cash or stock milestone payments to the Stehlin Foundation as we develop and commercialize Orathecin.

Abbott Laboratories

        In December 1999, we entered into two agreements with Abbott Laboratories, a Common Stock and Option Purchase Agreement and a Worldwide Sales, Distribution and Development Agreement relating to Orathecin. Under these agreements, Abbott was to invest in shares of our common stock and would participate with us in the marketing and distribution of Orathecin. We would have co-promoted Orathecin with Abbott in the United States and Abbott had exclusive rights to market Orathecin outside of the United States. In the United States market, we would have shared profits from product sales equally with Abbott, while outside of the United States market, Abbott would have paid us royalties and transfers fees based on product sales. Abbott was obligated to purchase up to $81.5 million in shares of our common stock over a period of time. In addition, Abbott had an option to purchase up to 49% of the shares of our common stock outstanding at the time of exercise at $85 per share. Abbott also had a right of first discussion with respect to our product portfolio and a right of first refusal to acquire us. In connection with these agreements, Abbott made a $26.5 million equity investment in January 2000 and a $2.5 million equity milestone payment in July 2001.

        On March 4, 2002, SuperGen and Abbott mutually terminated the Common Stock and Option Purchase Agreement and the Worldwide Sales, Distribution and Development Agreement. We regained all marketing rights to Orathecin worldwide and are no longer obligated to share profits from product sales of Orathecin. Abbott no longer has the right or obligation to purchase the remaining aggregate amount equal to $52.5 million in shares of our common stock, no longer has the option to purchase up to 49% of our outstanding shares, no longer has the right of first discussion with respect to our product portfolio, and no longer has a right of first refusal to acquire us. Accordingly, we will not receive any further milestone payments from Abbott. In connection with termination we also agreed to reimburse Abbott for $1.6 million in development fees.

        In December 1999, we entered into a Nipent distribution agreement with Abbott, which is still in effect. Beginning March 1, 2000, Abbott became the exclusive United States distributor of Nipent for a period of five years. We retain United States marketing rights for Nipent. Under this agreement, in January 2000, Abbott made a $5 million cash payment to us in connection with the granting of the exclusive distribution rights. This amount is being recognized in revenue ratably over the term of the distribution agreement.

2.    AVI BioPharma, Inc.—Avicine

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

        We made equity investments totaling $22 million in AVI in the form of cash and SuperGen common stock. As part of the agreement, we have an option to acquire an additional 10% of AVI's common stock. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine, or the date on which the closing price of AVI's common stock exceeds the option exercise price. Neither event has occurred as of December 31, 2001.

3.    Peregrine Pharmaceuticals—VEGF (Anti-Angiogenesis)

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

        Dr. Phillip Thorpe, Professor of Pharmacology at the University of Texas, Southwestern Medical Center, and the inventor of the VTA technology, has demonstrated proof of principle with this technology in several animal models. The results of Dr. Thorpe's studies have been published in several peer-reviewed scientific journals. The next step in the development process is filing an investigational new drug application ("IND") based on Dr. Thorpe's study data.

4.    Non-Oncology Proprietary Products

        We are currently seeking strategic alliances and licensing agreements for further development of certain non-oncology products, including RF 1010, RF 1051, pyrazinoylguanidine ("PZG"), and AM 454.

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

        In 2000 we acquired the intellectual property of AMUR Pharmaceuticals, Inc. ("Amur"), a company with the proprietary rights to AM 454, which can potentially prevent the onset of Type II diabetes according to pre-clinical animal studies, and rights to a 20K growth hormone, with potential for treatment of Type II diabetes. Amur's technology is based on a new water-soluble class of hormones.

Research and Development Costs

        Because of the stage of our development and the nature of our business we expend significant resources on research and development activities. We expended $47.8 million, $31.4 million, and $17.3 in 2001, 2000 and 1999, respectively, on research and development.

New Drug Development and Approval Process

        Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

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

        Orphan drug designation.    The FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orathecin has received orphan drug designation from the FDA for treatment of pancreatic cancer. Decitabine has also received orphan drug designation from the FDA for MDS, chronic myeloid leukemia, and acute leukemia.

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

FDA Modernization Act of 1997

        The Food and Drug Administration Modernization Act of 1997 ("FDAMA") was enacted, in part, to ensure the timely availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. FDAMA establishes a statutory program for the approval of "fast track products." The fast track provisions essentially codifies the FDA's Accelerated Approval regulations for drugs and biologics. A "fast track product" is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for such a condition. Under the new fast track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a "fast track product" at any time during the clinical development of the product. FDAMA specifies that the FDA must determine if the product qualifies for fast track designation within 60 days of receipt of the sponsor's request. Approval of an NDA for a fast track product can be based on an effect on a clinical endpoint or on a surrogate endpoint that is reasonably likely to predict clinical benefit. Approval of a fast track product may be subject to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint, and prior review of copies of all promotional materials. If a preliminary review of the clinical data suggests efficacy, the FDA may initiate review of sections of an application for a "fast track product" before the application is complete. This "rolling review" is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the Prescription Drug User Fees Act time period does not begin until the complete application is submitted.

        We intend to seek fast track designation to secure priority review of Orathecin or other appropriate products. It is uncertain if fast track designation will be obtained. We cannot predict the ultimate impact, if any, of the new fast track process on the timing or likelihood of FDA approval of any of our potential products.

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

  •
  a drug product that is the "same" as the drug product listed in the approved drug product list published by the FDA (the "listed drug") with respect to active ingredient(s), route of administration, dosage form, strength and conditions of use recommended in the labeling;

  •
  a drug product that differs with regard to certain changes from a listed drug if the FDA has approved a petition from a prospective applicant permitting the submission of an Abbreviated Application for the changed product; and

  •
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

Patents and Proprietary Technology

        We actively pursue a policy of seeking patent protection for our proprietary products and technologies, whether developed in-house or from outside acquisition. We have acquired licenses to or assignments of numerous United States patents covering certain of our proprietary drugs and have received or licensed patents related to our Extra, Partaject, and Oral Prodrug technologies.

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

Competition

        There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the development and sale of pharmaceutical products for some of the applications that we are pursuing. Our competitors and probable competitors include Eli Lilly, Ortho Biotech, Novartis, Aventis, Berlex, Bristol-Myers Squibb, Immunex, and others. These companies have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. These companies may succeed in developing pharmaceutical products that are more effective or less costly than any we may develop or market.

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

Sales and Marketing

        We currently have 37 employees focused on sales, marketing, and sales support of our products to cancer hospitals and clinics in the United States. The large majority of these hospitals are members of hospital buying groups. We have focused our efforts on selling to these groups since they control a significant majority of the business in the oncology and blood disorder pharmaceutical market. We also market our products, including Nipent, to private practice oncology clinics, oncology distributors and drug wholesalers. Oncologists/hematologists, oncology nurses and oncology pharmacists are included in each of these classes of customers.

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

Manufacturing

        We currently outsource manufacturing for all of our products to United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our proprietary and generic compounds in sufficient quantities and on a timely basis, while maintaining product quality. We maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures, and thorough analytical testing by outside laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment, and large manufacturing staffs.

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

        In December 1997, we received approval from the FDA to commercially manufacture Nipent at one of our designated vendors' manufacturing site using our proprietary manufacturing process. This vendor declared bankruptcy in July 2001 and closed its manufacturing facility. We transferred the manufacturing of Nipent to a new vendor in 2001. We are currently working with the FDA to have this new manufacturing site approved and expect approval early in the second quarter of 2002. However, if this approval is not received prior to the depletion of our inventory levels, we may experience an interruption in sales of Nipent. We believe we own sufficient bulk inventory for the manufacture of Nipent to meet our clinical and commercial needs for the near future. In April 1998, the FDA approved our application for the production and commercial distribution of mitomycin for injection. In November 2001, the FDA approved our application for the production and commercial distribution of daunorubicin hydrochloride injection. For additional information about the possible risks to our business as a result of manufacturing issues, please see the risk factor beginning "We depend on third parties for manufacturing…" in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results."

        We intend to continue evaluating our manufacturing requirements and may establish or acquire our own facilities to manufacture our products for commercial distribution if we feel doing so would reduce costs or improve control and flexibility of product supply.

Employees

        As of December 31, 2001, we had 115 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we regard our relations with employees to be good.

Executive Officers and Management Team

        Our current executive officers and their ages are as follows:

Name	Age	Position
Joseph Rubinfeld, Ph.D.	69	Chief Executive Officer, President and Director
Edward L. Jacobs	55	Chief Business Officer/Chief Financial Officer
Karl L. Mettinger, M.D., Ph.D.	58	Senior Vice President, Chief Medical Officer

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

        Edward L. Jacobs rejoined SuperGen in October 2001 as Chief Business Officer and Chief Financial Officer. From February 2001 through September 2001, he served as President and Chief Executive Officer of ETEX Corporation. He originally came to SuperGen as Executive Vice President, Commercial Operations in March 1999 and served in that position until January 2001. Prior to joining us in 1999 Mr. Jacobs served as Senior Vice President, Commercial Operations at Sequus Pharmaceuticals, Inc. from November 1997 to March 1999. Between January 1995 and November 1997, Mr. Jacobs served as President and Chief Executive Officer of Trilex Pharmaceuticals Inc., now Titan Pharmaceuticals. Prior to his association with Trilex, Mr. Jacobs served in a variety of senior management positions with pharmaceutical companies, including Chief Executive at Transplant Therapeutics Inc., Vice President and General Manager of Syncor International Inc., Vice President at NEORX Corporation, Business Director of Pharmacia and Upjohn (Adria Labs, Inc.), and Johnson & Johnson (McNeil). Mr. Jacobs received a B.A. in Political Science/Journalism from California State University at Northridge.

        Karl Mettinger, M.D., Ph.D., joined SuperGen in August 2000 as Senior Vice President and Chief Medical Officer. Prior to coming to SuperGen, Dr. Mettinger was at IVAX Corporation/Baker Norton Pharmaceuticals for 11 years, where he served in a number of senior management positions, including Executive Director, Clinical Research; Senior Director, Clinical Research; and Medical Director. Prior to IVAX, Dr. Mettinger was Deputy General Manager and Medical Director at KABI (currently Pharmacia). He was also an associate professor at the Karolinska Institute and a physician at the Karolinska Hospital in Stockholm for fifteen years. Dr. Mettinger obtained his medical training at the University of Lund, and his Ph.D. in the field of Hematology at the Karolinska Institute.

        In addition, our management team includes the following individuals, with their relevant experience and years of industry service:

Name	Title	Experience
Frank Brenner	V.P., National Accounts	Adria Laboratories, Lederle International, Cetus Corporation—27 years
L. Robert Cohen	V.P., Investor Relations and Finance	Pfizer, Johnson & Johnson, Prudential-Bache Securities—33 years
Timothy L. Enns	V.P., Marketing	Upjohn, Adria, MGI Pharma, Syncor, Sequus—21 years
Frederick Grab, Ph.D.	V.P., Compliance and CMC	Bristol-Myers Squibb, Adria Laboratories, Wyeth Laboratories—33 years
Audrey Jakubowski, Ph.D.	V.P., Regulatory Affairs	Bristol-Myers Squibb, DuPont—23 years
R. David Lauper, Pharm.D	V.P., Professional Services	Bristol-Myers Squibb, Cetus-Chiron—27 years
Robert Marshall	V.P., Sales	OTN, IVEDCO, Syncor, Adria Laboratories, NeoRx—31 years
Lawrence Romel	V.P., Clinical Operations	Onyx, Sequus, Neurex, Kendall—21 years
Howard Sands, Ph.D.	V.P., Pre-Clinical Research	Sparta Pharmaceuticals, DuPont—26 years
Simeon Wrenn, Ph.D.	V.P., Biotechnology	American Home Products, American Cyanamid, Purdue Frederick, Centocor—23 years

ITEM 2. PROPERTIES.

        Our principal administrative facility is currently located in leased general office space, containing approximately 50,000 square feet, in Dublin, California, under a lease that expires in November 2010. Our laboratory operations are located in an industrial building in Pleasanton, California. We also possess a five year lease to a 10,000 square foot office/warehouse space, adjacent to our laboratory facility, that is currently being subleased. We believe the above properties are suitable for our operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        We are currently not subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our stockholders during the fiscal quarter ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock

        Our common stock trades on the Nasdaq National Market under the symbol "SUPG." The following table sets forth the high and low bid information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq National Market:

	High	Low
2001
Quarter ended March 31, 2001	$15.25	$8.03
Quarter ended June 30, 2001	15.50	9.50
Quarter ended September 30, 2001	13.76	6.47
Quarter ended December 31, 2001	14.99	6.69
2000
Quarter ended March 31, 2000	$77.31	$27.50
Quarter ended June 30, 2000	49.00	19.13
Quarter ended September 30, 2000	39.00	17.38
Quarter ended December 31, 2000	23.69	10.63

Holders of Record

        As of March 15, 2002, there were 540 holders of record of the common stock and approximately 25,000 beneficial stockholders.

Dividends

        We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Recent Sales of Unregistered Securities

        None

ITEM 6. SELECTED FINANCIAL DATA.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 14 of Part IV of this Report.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(Amounts in thousands, except per share data)
Total revenue	$11,451	$7,089	$4,744	$3,004	$1,802
Net loss	(55,566)	(35,283)	(36,985)	(15,577)	(15,996)
Basic and diluted net loss per share	(1.69)	(1.04)	(1.58)	(0.77)	(0.85)
Total assets	122,717	163,333	53,478	19,793	30,772
Total stockholders' equity	107,798	149,945	44,768	16,818	28,567
Long-term obligations	—	—	—	—	—
Cash dividends per share	—	—	—	—	—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Our disclosure and analysis in this section of the report also contains forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of filing of a new drug application for Orathecin; our estimates about becoming profitable; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs through December 2003. Any or all of these forward-looking statements may turn out to be wrong. For example, our clinical data in our Orathecin clinical trials may not support filing of an NDA or the FDA may not approve our application if filed; the analysis of our clinical trial data may be more complex than we anticipate causing delays; we may not be successful in commercializing our products and may not become profitable when planned or at all; our research and development expenses may be larger than we currently anticipate; and our cash and capital resources may be insufficient to meet our needs. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $183.7 million for the period from inception through December 31, 2001. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development.

        We have completed patient enrollment in each of the three separate stand-alone pivotal Phase III clinical trials with Orathecin for treatment of pancreatic cancer. The three studies—"Gemzar refractory," where patients who failed treatment with Gemzar were randomized to either Orathecin or 5-FU; "Chemotherapy refractory," where patients who have failed multiple types of chemotherapy are randomized to either Orathecin or the next best therapy; and "Chemotherapy naïve," where patients who have had no prior chemotherapy are randomized to Orathecin or Gemzar—have enrolled a combined total of over 1,800 patients. We are still in the process of compiling and analyzing data from each of the three clinical trials. Assuming favorable results from any one or a combination of our Phase III studies, we anticipate filing an NDA with the FDA in 2002. The trial design for each of the three studies allows patients who initially were being treated with Gemzar or other therapies to "cross over," or elect to be treated with Orathecin. At the time the trials were designed, based on results of cancer studies conducted by others, we believed that the percentage of patients that would cross over for treatment with Orathecin would be in the range of 10% to 20% of the enrolled patients. Based on a preliminary review of the clinical trial information, we believe that the number of patients in the first two studies that have actually crossed over to Orathecin has exceeded the number anticipated. This could affect the timing and statistical analysis of the studies. In early April 2002, we will be convening a panel of experts to discuss strategies for filing an NDA for Orathecin.

        We have initiated a Phase III clinical program with decitabine for treatment of MDS, and are continuing to pursue Phase I and II clinical trials with Orathecin and a number of other drug candidates for treatment of other cancers and hematological malignancies. We are also conducting trials with Nipent, currently approved for hairy cell leukemia, for use in other indications such as chronic lymphocytic leukemia, graft-versus-host disease, and non-Hodgkin's lymphoma. To support these additional trials, we are also continuing to increase our clinical development staff.

        We expect to continue to incur operating losses at least through 2003. This is due primarily to projected spending for the development of our product candidates. The level of our expenditures related to ongoing clinical trials has increased significantly throughout the current year as we expand the number of clinical trials and increase the patient accrual into these trials. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of Orathecin and other drug candidates, if approved, and our ability to control our costs. If Orathecin is not approved or commercially accepted we may remain unprofitable for longer than we currently anticipate.

        In late 1999, we entered into two agreements related to Orathecin with Abbott Laboratories under which Abbott would undertake to market and distribute Orathecin and under which Abbott was obligated to make investments in the Company based on achievements of milestone events. We were to co-promote Orathecin with Abbott in the United States and Abbott had exclusive rights to market Orathecin outside of the United States. In the U.S. market, we would have shared profits from product sales equally with Abbott. Outside the U.S. market, Abbott would have paid us royalties and transfer fees based on product sales. On March 4, 2002, we mutually terminated these agreements with Abbott and they no longer have any marketing, promotion, or royalty rights relating to Orathecin. We agreed to pay Abbott $1.6 million for development activities undertaken by Abbott and we relieved Abbott of any obligation to pay us further milestone payments. We continue to be responsible for pursuing and funding the clinical development of Orathecin and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

        Due to the termination of the agreements with Abbott we now have the flexibility to pursue opportunities with Orathecin and other compounds on our own or with a new strategic partner. We are currently evaluating our options as we work toward completion of the ongoing Orathecin trials and evaluate the trial results. Assuming we receive regulatory approval, if we elect to pursue marketing of Orathecin on our own we will be required to significantly increase our sales and marketing departments to a greater extent than currently planned.

        As part of our strategy, we intend either to market our products ourselves or co-promote these products with partners. In 2000, we entered into agreements with AVI related to the development and marketing rights to Avicine, AVI's therapeutic vaccine for colorectal cancer, which is now entering Phase III clinical trials. Under these agreements, we will share U.S. developmental and regulatory approval costs for Avicine and upon commercialization in the U.S., we will split all U.S. profits. AVI and SuperGen will jointly determine the optimum development strategy for the international marketplace and will share all profits received. In addition to an up front equity investment, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock. Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies.

Critical Accounting Policies

        Our significant accounting policies are more fully disclosed in Note 2 to our consolidated financial statements. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgement by our management. We believe the following critical accounting policies, among others, affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

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

Use of Estimates

        In preparing our financial statements to conform with accounting policies generally accepted in the United States, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates include useful lives for allowances for returns and exchanges, fixed assets for depreciation calculations, and assumptions for valuing options and warrants.

Results of Operations

Year ended December 31, 2001 compared with year ended December 31, 2000

        Revenues were $11.5 million in 2001 compared to $7.1 million in 2000. Revenues in 2001 included $9.7 million in Nipent sales in the U.S. and $338,000 in sales to the European distributor for Nipent. Revenues in 2000 included $5.8 million in sales of Nipent exclusively in the U.S. marketplace. We did not record any European sales in 2000. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. We expect our domestic sales of Nipent to increase in 2002 and beyond as we pursue additional clinical research and publish data on the effectiveness of Nipent for other forms of leukemia and immunological disorders.

        Cost of sales as a percentage of net sales revenues was 26% in 2001 compared to 27% in 2000. The decline in cost of sales percentage was due primarily to 2001 sales to the European distributor for Nipent that were made at a lower unit selling price under a supply agreement for sale outside North America. There were no European sales in 2000. To the extent that European sales comprise a more significant portion of our total Nipent sales in 2002 we would expect our margins to decrease. Current margins may not be indicative of future margins due to possible variations in average selling prices and manufacturing costs. We are in the process of qualifying a new party to manufacture Nipent and this new relationship could increase our costs or result in delays of shipments.

        Research and development expenses were $47.8 million in 2001 compared to $31.4 million in 2000. Approximately $20.2 million of the total in 2001 related to direct expenditures for Phase I, II, and III trials for Nipent, Orathecin, decitabine, and our other drug candidates, compared to approximately $9.9 million in 2000. The increased expense was due primarily to the completion of enrollment of over

1,800 patients into our Phase III clinical trial of Orathecin for pancreatic cancer, enrollment of approximately 800 patients into Phase I/II clinical trials of Orathecin in various other indications, and initiation of our Phase III clinical trials of decitabine in advanced MDS. We do not expect that the Phase III trials for decitabine will be as costly as those for Orathecin, and since the Orathecin trials completed enrollment in 2001, we believe that research and development expenditures will be lower in 2002 than in 2001. However, conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general and administrative expenses were $22.1 million in 2001 compared to $16.0 million in 2000. This increase was due primarily to costs associated with the expansion of the sales, marketing, and professional service staffs, as well as increased costs associated with trade shows and conferences and symposiums. In addition 2001 reflects additional rent, depreciation, and facility expenses related to our relocation to a 50,000 square foot facility in December 2000.

        Acquisition of in-process research and development totaled $1.6 million in 2000 and resulted from the acquisition of the intellectual property of AMUR Pharmaceuticals, Inc. We had no such acquisitions in 2001.

        Interest income was $5.6 million in 2001 compared to $8.2 million in 2000. The decrease was due to lower available cash balances for investment and a decline in interest rates.

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

Liquidity and Capital Resources

        Our cash, cash equivalents and both short and long term marketable securities totaled $74.0 million at December 31, 2001, compared to approximately $130.6 million at December 31, 2000. In addition, at December 31, 2001 we held approximately 2.7 million shares of registered stock of AVI BioPharma, Inc., with a market value of $29.3 million. Our ability to resell the shares of AVI stock may be impacted partially by the fact that Dr. Rubinfeld, our Chief Executive Officer, is a director of AVI, which may require us to trade the shares during times when AVI insiders are not subject to any material undisclosed information. In addition, the registration statement covering our resale of shares may be suspended or otherwise become unavailable requiring us to sell the shares subject to volume limitations.

        The net cash used in operating activities of $49.8 million in 2001 primarily reflected the net loss for the period of $55.6 million, offset by decreases in other receivables, prepaid expenses, and other assets totaling $2.4 million, and an increase in accounts payable and other liabilities of $2.5 million.

        In September 2000, our Board authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock at prices not to exceed $22 per share or $20 million in total. In March 2001, our Board authorized the repurchase of up to two million shares under this plan, provided that the total amount of such repurchases does not exceed $20 million. During the year ended December 31, 2001, we repurchased 963,000 shares of common stock at a cost of approximately $9.1 million. During the year ended December 31, 2000, we repurchased 184,500 shares of common stock at a cost of approximately $2.4 million.

        We believe that our current cash, cash equivalents and marketable securities will satisfy our cash requirements at least through December 2003. Our primary planned uses of cash during that period are:

  •
  for research and development activities, including expansion of clinical trials;

  •
  to enhance sales and marketing efforts in advance of the potential launch of Orathecin;

  •
  to potentially enhance manufacturing capabilities;

  •
  to make equity investments in emerging companies that are coupled with licensing rights or options to acquire compounds or technology; and

  •
  to finance possible acquisitions of complimentary products, technologies and businesses.

        Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years
Operating Leases, net	$19,009,046	$1,897,486	$6,283,402	$4,052,856	$6,775,302
Long term obligations—contractually obligated research funding	5,180,000	1,685,000	2,275,000	760,000	460,000

Total contractual cash obligations	$24,189,046	$3,582,486	$8,558,402	$4,812,856	$7,235,302

        The contractually obligated research funding noted above consists primarily of required payments to the Stehlin Foundation and Peregrine. We are also obligated to potentially expend up to a total of $88 million in milestone and development related payments to AVI and Peregrine for development of Avicine and VEGF technologies. We are unable to determine precisely when and if our payment obligations under our agreements with AVI and Peregrine will become due as these obligations are based on a significant number of risks and uncertainties. Because certain of our payment obligations are based on milestone events that would not be triggered absent our receipt of revenues from the relationship, we may be able to use funds generated from these relationships to make the milestone payments.

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

Acquisition of In-Process Research and Development and Related Assets

Factors considered when evaluating IPR&D

        Acquired in-process research and development ("IPR&D") represents the value assigned to research and development projects that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to acquired IPR&D meeting the above criteria must be expensed at the date of consummation of the transaction. Accordingly, we record a non-recurring charge for this acquired IPR&D at the date of acquisition.

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

        The total cost of the acquisition was approximately $9.6 million, and consisted of the issuance of 429,082 shares of our common stock and 220,945 common stock warrants to the former Sparta stockholders. Approximately $7.5 million of the purchase price was allocated to acquired IPR&D. The Sparta research and development programs were valued as follows:

Oral anticancer drug for the treatment of breast, colorectal and other cancers (5-FP, a prodrug of 5-FU)	$3,430,000
Chronic metabolic disease drug (PZG)	1,380,000
Partaject method for the delivery of certain anti-cancer compounds	2,640,000

$7,450,000

  •
  5-FP, or 5-fluoro pyrimidinone, is a pyrimidinone-based prodrug that is converted to 5-FU, or 5-fluorouracil by the liver. This drug candidate was in Phase I clinical trials at the date of the acquisition.

  •
  Animal studies and early clinical studies of PZG suggest that it may help to control the blood sugar and lipid abnormalities of diabetes.

  •
  Partaject drug delivery technology is a drug delivery system that accommodates poorly water-soluble and water-insoluble compounds by encapsulating them with a fatty (phospholipid) layer. Currently, there are ongoing Phase I clinical trials applying the Partaject drug delivery technology to busulfan for use in bone marrow ablation and for the treatment of neoplastic meningitis.

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

        In the decitabine acquisition we issued 171,123 shares of unregistered common stock valued at $3.4 million, which we charged to IPR&D. In assigning the purchase price to IPR&D, we considered, among other factors, our intentions for the future use of the acquired project, its stage of completion, the lack of alternative future uses of the technology, and that no other tangible or intangible assets were acquired. We believe decitabine has a unique mechanism of action that may demonstrate its effectiveness in acute leukemias and other hematological malignancies. We currently estimate that the completion of the clinical trials and submission to the FDA of an NDA could occur in 2003 and the research and development costs to complete those processes will be approximately $6.0 to $8.0 million. Revenues could begin with the introduction of a product in 2004.

Related Party Transactions

EuroGen Pharmaceuticals Ltd.

        In September 2001, we entered into a Supply and Distribution Agreement with EuroGen Pharmaceuticals Ltd. ("EuroGen"), a company incorporated and registered in England and Wales. The purpose of the agreement is to provide a means of furthering our access to European markets. Under the agreement, we granted EuroGen the exclusive European and South African rights to promote and sell certain of our existing generic and other products or compounds. The agreement also establishes a process for granting EuroGen rights to sell additional products in Europe and South Africa, subject to our compliance with our other existing licensing and distribution arrangements. After complying with these existing obligations, we will be required to offer EuroGen the option to obtain European and South African rights to our future products. EuroGen will seek and pay for all necessary regulatory approvals and authorizations necessary for the commercial sale of the products in the territories where they market and sell the products.

        EuroGen is not yet an operating company, but we intend to hold an equity interest in the company once it raises additional capital and is operational. At December 31, 2001 we had loaned EuroGen $260,000 under a line of credit arrangement designed to cover start-up expenses. This amount is included in Due from related parties. If EuroGen is unable to adequately fund its operations, we may not recover amounts owed to us or realize any income or benefit from the relationship.

KineMed, Inc.

        In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc., a start-up biotech company. The president and chief executive officer of KineMed is a former director of SuperGen. The president and chief executive officer of SuperGen is a member of the Board of Directors of KineMed. We have accounted for this investment under the cost method as our ownership is less than 20% of KineMed's outstanding shares. This investment is included on the balance sheet in Investment in stock of related parties.

AVI BioPharma, Inc.

        In December 1999, we entered into an agreement with AVI BioPharma, Inc. ("AVI"). The chief executive officer of AVI is Dennis Burger, a member of our Board of Directors. The president and chief executive officer of SuperGen is a member of the Board of Directors of AVI. The transaction was approved by members of our Board who had no interest in the transaction and evaluated the transaction with input from members of our financial and scientific staffs. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately seven and one half percent (7.5%) of AVI's outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. We also acquired exclusive negotiating rights for the United States market for Avicine, AVI's proprietary cancer vaccine currently in late-stage clinical testing against a variety of solid tumors. Avicine is a non-toxic immunotherapy that neutralizes the effect of a tumor-associated antigen on cancer cells, while stimulating the body's immune system to react against the foreign tumor.

        In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI's outstanding shares. No value has been ascribed to the option as neither of the measurements have been achieved as of December 31, 2001.

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. At December 31, 2001, we owed AVI approximately $1.2 million relating to our share of the development costs for Avicine. This amount is included in Accounts Payable. More detail on the timing of the potential milestone payments to AVI is set forth in our discussion of liquidity and capital resources.

AMUR Pharmaceuticals, Inc.

        Two of our former directors were formerly directors of AMUR Pharmaceuticals, Inc., a privately-held company conducting research and development work that we partially funded. The president of Amur performed consulting services for SuperGen and was paid $180,000 in 2001, $152,000 in 2000 and $68,000 in 1999 for these consulting services. In addition, in September 1999 this individual was granted an option to purchase 5,000 shares of SuperGen stock. Using the Black Scholes option valuation model, this option was valued at $44,000 and amortized to expense over one year. In September 2000, we acquired all of the intellectual property of Amur in exchange for 37,795 shares of our common stock and two-year warrants to purchase 200,000 shares of our common stock at $40.00 per share. The transaction was evaluated by our internal scientific staff and the financial arrangements were approved by our entire Board of Directors.

Family Relationships

        The Company employs a number of individuals who are immediate family members of Dr. Joseph Rubinfeld, President, Chief Executive Officer, and director of the Company. None of these family members are officers or directors of the Company.

Recently Issued Accounting Standards

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142").

SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a material effect on our financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. We will adopt SFAS 142 effective January 1, 2002, and accordingly, we will cease amortizing goodwill and certain intangibles. At December 31, 2001, we had approximately $730,000 in goodwill.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year 2002. We do not expect that the adoption of SFAS 144 will have a material effect on our financial statements.

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

        Most of our products are in the development stage and prior to their sale will require the commitment of substantial resources. All of the potential proprietary products that we are currently developing will require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Our commencement and rate of completion of clinical trials for all of our drug development programs may be delayed by many factors, including:

  •
  ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

  •
  inability to manufacture sufficient quantities of compounds for use in clinical trials;

  •
  failure of the FDA to approve our clinical trial protocols;

  •
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

  •
  government or regulatory delays.

        The clinical results we have obtained to date do not necessarily predict that the results of further testing, including later-stage controlled human clinical testing, will be successful or result in regulatory approval. If our trials are not successful, or are perceived as not successful by the FDA or physicians, our business, financial condition and results of operations will be harmed.

If we fail to obtain regulatory marketing approvals in a timely manner, our business will suffer.

        Even if we believe our trials are successful, the FDA may require substantial additional clinical testing and, therefore, we would have to commit additional unanticipated resources. The FDA has substantial discretion in the drug approval process. We cannot assure you that we will submit for or obtain the necessary regulatory approvals to market our products. The FDA and comparable agencies in foreign countries impose substantial requirements for the introduction of both new pharmaceutical products and generic products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. We have not yet applied for nor received marketing approval for any of our internally developed proprietary products. Our proprietary drugs and products will require lengthy clinical trials along with FDA and comparable foreign agency review as new drugs. Our generic drugs will also require regulatory review and approval.

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

If regulatory approval for Orathecin is not supported by our clinical data or if filing or approval of a New Drug Application with the FDA is delayed our business will be harmed.

        We have expended significant resources on developing Orathecin and preparing an infrastructure to support its sales and marketing if approved for sale by regulatory authorities. While we believe we have a portfolio of product candidates with promise, we have focused much of our attention and resources on developing Orathecin. Our ongoing Phase III Orathecin clinical trials are large and complex and are requiring a significant amount of time and statistical analysis. For example, the trial design of these studies allows patients who initially were being treated with Gemzar or other therapies to elect to be treated with Orathecin. At the time the trials were designed, based on results of cancer studies conducted by others, we believed that the percentage of patients that would cross over for treatment with Orathecin would be in the range of 10% to 20% of the enrolled patients. Based on a preliminary review of the clinical trial information, we believe that the number of patients in two of the studies that have actually crossed over to treatment with Orathecin has exceeded the number anticipated. This cross over could affect the statistical analysis of the study. There is no assurance that the data or statistical analysis from these trials will support an NDA or that we will not be required to perform additional studies. If we are able to file an NDA, the approval process may take a significant amount of time and we may not be approved. If our Orathecin development activities are unsuccessful for these or other reasons our business will be harmed.

The termination of our Orathecin related agreements with Abbott may negatively impact our business.

        While we believe that the termination of our agreements with Abbott are advantageous to us in a number of respects, the termination also creates some challenges and uncertainties. By terminating our Orathecin related agreements we have eliminated restraints on our business activities and expanded some of our strategic alternatives which we deem very beneficial. At the same time we have foregone the opportunity to receive future milestone payments and other potential revenue and benefits from a well established and respected pharmaceutical company. In this respect the termination of the Abbott agreements may negatively impact our liquidity as we can not offset our development expenses with milestone payments. In addition, the termination of the agreements may be perceived negatively by other potential partners and may make it difficult for us to pursue opportunities with Orathecin or any other of our proprietary compounds. Because strategic relationships are critical to our business strategy and success, such a perception may negatively impact our business.

Expanding indications for Nipent is important to our future revenues. If we are unable to receive regulatory approval for use of Nipent to treat additional diseases our revenues will not expand as hoped.

        Part of our strategy involves expanding the market opportunities for our approved drugs by seeking approval of their use for treatment of additional diseases. Nipent, which has provided over 80% of our revenues in the past three years, is a product that we believe has promise for treatment of a variety of diseases. We are conducting a series of clinical trials with Nipent that are important to the expansion of our business. These trials include Phase IV trials for chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, cutaneous and peripheral T-cell lymphomas, and Phase II/III studies for graft-versus-host disease. If these and our other Nipent clinical trials are not successful our business may not develop as planned.

We have a history of operating losses and an accumulated deficit, we may not achieve or maintain profitability in the future, and we may need to obtain additional funding.

        We incurred cumulative losses of $183.7 million for the period from inception through December 31, 2001. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2003. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize Orathecin. If Orathecin is not approved or not commercially successful we will not become profitable for a much longer period, if at all. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

  •
  increases in the level of our research and development, including the timing and costs to complete or expand our clinical trials;

  •
  regulatory approvals of competing products, or expanded labeling approvals of existing products;

  •
  increases in sales and marketing expenses related to the commercial launch of Orathecin if approved;

  •
  delays in or inadequate commercial sales of Orathecin, once regulatory approvals have been received; and

  •
  expenditures associated with acquiring products, technologies or companies and further developing these assets.

        We cannot predict the outcome of these factors and we cannot assure you that we will ever become profitable.

        Even if we do become profitable, we may need substantial additional funding. We expect that our rate of spending will accelerate as a result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of our products now in development. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2003. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. Our business, results of operations and cash flows will be adversely affected if we fail to obtain adequate funding in a timely manner, or at all. We may receive funds from the sale of equity securities, or the exercise of outstanding warrants and stock options. However, we cannot assure you that any of those fundings will occur, or if they occur, that they will be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share.

We depend on third parties for manufacturing and storage of our products and our business may be harmed if the manufacture of our products is interrupted or discontinued.

        We have no manufacturing facilities and we currently rely on third parties for manufacturing activities related to all of our products. As we develop new products and increase sales of our existing products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products, including Nipent and Orathecin.

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

  •
  if we need to change to other commercial manufacturing contractors, the FDA and comparable foreign regulators must approve these contractors prior to our use. This would require new testing and compliance inspections. The new manufacturers would have to be educated in, or themselves develop substantially equivalent processes necessary for, the production of our products;

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

        Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs, and result in our being unable to effectively sell our products. In addition, we may be unable to locate replacement supply sources, or the sources that we may locate may not be approved by regulatory authorities or provide us with similar reliability or pricing and our business could suffer. For example, the company that had been purifying our Nipent finished product filed for bankruptcy. We anticipate that our current inventory levels will meet our domestic sales needs through the first quarter of 2002, and we have contracted with a new manufacturer for the purification of Nipent. However, this manufacturer must still be approved by the FDA. If this approval is not received prior to the depletion of our inventory levels, we may experience an interruption in sales of Nipent. Any such delays may result in cancellation of orders and reduce our revenues and may also be harmful to our reputation as a reliable supplier.

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

        We currently have limited sales and marketing resources and no distribution capability. Although we have 27 sales and marketing personnel focusing on the sale of our products to hospitals and hospital buying groups, we anticipate relying on third parties to sell and market some of our primary products. For example, before the termination of our Orathecin agreements with Abbott we anticipated relying on Abbott to assist in the distribution and sale of Orathecin. Our current sales and marketing resources are inadequate to effectively market and sell Orathecin and we may not be able to enter into additional sales and marketing arrangements with others on acceptable terms, if at all. If our arrangements with third parties are not successful, or if we are unable to enter into third-party arrangements, then we may need to substantially expand our sales and marketing force. We may not succeed in enhancing our sales and marketing capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded sales and marketing operations. We currently rely on third parties to distribute our products and expect to continue to do so in the future. If we fail to establish successful sales and marketing capabilities or fail to enter into successful marketing arrangements with third parties, or if our third party distributors fail to perform their obligations, our business, financial condition and results of operations will be materially and adversely affected.

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

        Our competitors have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. These competitors and probable competitors include established companies such as Eli Lilly & Co., Ortho Biotech, Berlex, Bristol-Myers Squibb Company, Immunex Corp and others. If these companies succeed in developing pharmaceutical products that are more effective or less costly than any that we may develop or market, our business will suffer.

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

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the state of California have been subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts resume or increase in severity, they could disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

Anti-takeover provisions may prevent you from realizing a premium return.

        Anti-takeover provisions of our certificate of incorporation and bylaws make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

  •
  authorization of the issuance of up to 2,000,000 shares of our preferred stock;

  •
  elimination of cumulative voting; and

  •
  elimination of stockholder action by written consent.

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

        Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

        Our investments in marketable equity securities are subject to fluctuations from market value changes in stock prices. Non-marketable equity securities are carried at cost. We periodically monitor the liquidity progress and financing activities of these entities to determine if impairment write-downs are required.

        We do not use or hold derivative financial instruments.

        We operate primarily in the United States and all product sales are denominated in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        All information required by this item is included on pages F-1 to F-24 in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding our Board of Directors is incorporated by reference to the section entitled "Election of Directors" appearing in our proxy statement for the annual meeting of stockholders to be filed with the Commission by April 30, 2002. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 30, 2002. Certain of our relationships and related transactions are addressed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report.

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

          3.    Exhibits:

Exhibit Number	Description of Document
(f)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(ff)3.2	Bylaws of the Registrant, as amended and restated through May 30, 2001
(m)4.1	Specimen Common Stock Certificate.
(a)4.2	Form of Representative's Warrant.
(a)4.3	Form of Warrant Agreement dated March 11, 1996 (including form of Common Stock Purchase Warrant).
(l)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(cc)(s)10.2	1993 Stock Option Plan (as amended through July 11, 2000).
(i)(s)10.3	Forms of stock option agreements under the 1993 Stock Option Plan.
(n)(s)10.4	1996 Directors' Stock Option Plan, as amended effective February 7, 2001
(c)(s)10.5	Employees and Consultants Stock Option Agreement/Plan.
(n)(s)10.6	1998 Employee Stock Purchase Plan, as amended February 7, 2001
(b)(q)10.7	Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and The Jackson Laboratory.
(b)(q)10.8	Worldwide License Agreement dated March 1, 1994 between the Registrant and Janssen Biotech, N.V.
(b)(q)10.9	Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex Inc.
(b)(q)10.10	Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and The Long Island Jewish Medical Center.
(b)(q)10.11	License Agreement dated February 1, 1995 between the Registrant and Pharmos Corporation.

(i)10.12	Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel Chemicals, Ltd. ("ICL") and the Registrant.
(m)10.13	First Amendment to Common Stock Sale/Repurchase Agreement between ICL and the Registrant dated November 12, 1997.
(m)(s)10.14	Amended and Restated Employment, Confidential Information and Invention Assignment Agreement dated January 1, 1998 between the Registrant and Joseph Rubinfeld.
(f)10.15	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P
(d)10.16	Purchase and Sale Agreement dated as of September 30, 1996 between the Registrant and Warner-Lambert Company, a Delaware corporation.
(e)(q)10.17	Asset Purchase Agreement dated January 15, 1997 between the Registrant and Immunex Corporation, a Washington corporation.
(e)10.18	Bishop Ranch Business Park Building Lease dated October 14, 1996 between the Registrant and Annabel Investment Company, a California partnership.
(g)(q)10.19	License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April 11, 1997.
(g)(q)10.20	Nonexclusive Supply Agreement between the Registrant and Yunnan Hande Technological Development Co. Ltd. dated May 7, 1997.
(g)10.21	Assignment and Assumption Agreement between the Registrant and R&S, LLC dated April 17, 1997.
(h)10.22	Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17, 1997 among the Registrant, Tako Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison (the "Tako Purchase Agreement").
(r)10.23	Amendment No. 1 to the Tako Purchase Agreement dated March 17, 1999.
(j)10.24	Form of Common Stock Purchase Agreement among the purchasers and the Registrant dated August 29, 1997.
(j)(q)10.25	License Agreement between Stehlin Foundation for Cancer Research and the Registrant dated September 3, 1997.
(j)10.26	Letter Agreement dated August 13, 1997 between the Registrant and South Bay Construction, Inc.
(k)(q)10.27	Supply Agreement dated October 20, 1997 between the Registrant and Warner-Lambert Company.
(l)10.28	Standard Industrial/Commercial Multi-Tenant Lease dated October 13, 1997 between R&S, LLC and Quark Biotech, Inc.
(t)10.29	Registration Rights Agreement dated November 23, 1998.
(o)10.30	Agreement and Plan of Reorganization by and among the Registrant, Royale Acquisition Corp., and Sparta Pharmaceuticals, Inc. dated January 18, 1999.
(r)10.31	Stock Purchase Agreement between the Registrant and Tako dated January 29, 1999.
(r)10.32	Standard Industrial/Commercial Multi-Tenant Lease dated February 12, 1999 between the Registrant and Sea Cliff Properties, a California general partnership (for the premises at 1075 Serpentine Lane, Pleasanton, California, Suite A).

(r)10.33	Standard Industrial/Commercial Multi-Tenant Lease dated February 12, 1999 between the Registrant and Sea Cliff Properties, a California general partnership (for the premises at 1075 Serpentine Lane, Pleasanton, California, Suite B).
(r)10.34	Secured Promissory Note Commitment dated March 25, 1999 issued by the Registrant to Tako Ventures LLC.
(r)10.35	Common Stock Purchase Warrant dated March 25, 1999.
(p)(q)10.36	Letter of Intent regarding Nipent Manufacturing.
(t)10.37	Common Stock Purchase Agreement dated November 23, 1998.
(q)(u)10.38	Know-How Transfer and Cooperation Agreement dated September 10, 1999 between the Registrant and Pharmachemie B.V.
(u)10.39	Agreement to Terminate and Release of Collateral dated September 30, 1999 between the Registrant and Tako Ventures, LLC.
(w)10.40	First Amendment to Agreement and Plan of Reorganization by and among the Registrant, Royale Acquisition Corp. and Sparta Pharmaceuticals, Inc. dated May 15, 1999
(x)10.41	Form of Warrant Agreement dated August 12, 1999 between the Registrant and ChaseMellon Shareholder Services (including form of Common Stock Purchase Warrant).
(y)10.42	Amended & Restated Registration Rights Agreement dated September 1, 1999 between the Registrant and SMALLCAP World Fund, Inc.
(y)10.43	Purchase Agreement dated September 15, 1999 between the Registrant and The Tail Wind Fund Ltd., Carriage Partners, LLC, and LBI Group Inc.
(y)10.44	Supplement Agreement dated September 23, 1999 between the Registrant and the Tail Wind Fund, Ltd.
(y)10.45	Registration Rights Agreement dated September 15, 1999 between the Registrant and The Tail Wind Fund Ltd., Carriage Partners, LLC, and LBI Group Inc.
(y)10.46	Form of Warrant Agreement between Registrant and Clipperbay & Co.
(y)10.47	Form of Warrant Agreement between Registrant and The Tail Wind Fund Ltd., Carriage Partners, LLC, and LBI Group Inc.
(z)(q)10.48	Common Stock and Option Purchase Agreement, dated December 21, 1999 between the Registrant and Abbott Laboratories
(z)10.49	Form Registration Rights Agreement
(z)(q)10.50	Worldwide Sales, Distribution, and Development Agreement, dated December 21, 1999 between the Registrant and Abbott Laboratories
(z)(q)10.51	U.S. Distribution Agreement, Dated December 21, 1999 between the Registrant and Abbott Laboratories
(aa)10.52	Registration Rights Agreement dated December 15, 1999 between the Registrant and AVI BioPharma, Inc.
(aa)10.53	Subscription Agreement dated December 1, 1999 between the Registrant and AVI BioPharma, Inc.
(aa)(q)10.54	Research Agreement (Camptothecin) dated November 15, 1999 between the Registrant and Clayton Foundation for Research

(aa)(q)10.55	Research Agreement (Paclitaxel) dated November 15, 1999 between the Registrant and Clayton Foundation for Research
(bb)(q)10.56	License Agreement (Camptothecin) dated November 15, 1999 between the Registrant and Research Development Foundation
(bb)(q)10.57	License Agreement (Paclitaxel) dated November 15, 1999 between the Registrant and Research Development Foundation
(ee)(q)10.58	Amendment No. 1 to License Agreement dated November 1, 1999 between the Registrant and the Stehlin Foundation for Cancer Research
(ee) 10.59	United States of America Sales, Distribution, and Development Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(ee) 10.60	Common Stock and Warrant Purchase Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(dd) 10.61	Registration Rights Agreement dated April 4, 2000 between the registrant and AVI BioPharma, Inc.
(ee) 10.62	Asset Purchase Agreement dated February 18, 2000 between the Registrant and AMUR Pharmaceuticals, Inc.
(ee) 10.63	Patent and Intellectual Property Assignment Agreement dated September 27, 2000 between the Registrant and AMUR Pharmaceuticals, Inc.
(dd) 10.64	Registration Rights Agreement dated September 27, 2000 between the registrant and AMUR Pharmaceuticals, Inc.
(dd) 10.65	Warrant Agreement dated December 23, 1998 between the Registrant and Jesup & Lamont Securities Corporation
(dd) 10.66	Warrant Agreement dated October 4, 1999 between the Registrant and Paulson Investment Company, Inc.
(gg)(q) 10.67	Supply and Distribution Agreement dated September 21, 2001 between the Registrant and EuroGen Pharmaceuticals Ltd.
(hh) 10.68	Termination and Release Agreement dated March 4, 2002 between the Registrant and Abbott Laboratories
23.1	Consent of Ernst & Young LLP, Independent Auditors.

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

(m)
Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 1998.

(n)
Incorporated by reference from the Registrant's Proxy Statement filed with the Securities and Exchange Commission on April 17, 2001.

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

(ee)
Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(ff)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(gg)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

(hh)
Incorporated by reference from the Registrant's Report on Form 8-K dated March 4, 2002 filed with the Securities and Exchange Commission on March 8, 2002.

(b)
Reports on Form 8-K.

    None

  (c)
  Exhibits. See Item 14(a) above.

  (d)
  Financial Statement Schedules. See Item 14(a) above.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
SuperGen, Inc.

        We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
February 19, 2002
except for Note 6, paragraph 2, as to which the date is
March 4, 2002

SUPERGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$17,650	$70,731
Marketable securities	50,178	21,044
Accounts receivable	2,509	2,023
Other receivables	67	1,350
Inventories	1,833	1,648
Prepaid expenses and other current assets	1,398	2,520

Total current assets	73,635	99,316
Marketable securities—non-current	6,164	38,828
Investment in stock of related parties	29,934	13,250
Due from related parties	991	371
Property, plant and equipment, net	6,345	5,438
Developed technology at cost, net	1,090	1,264
Goodwill and other intangibles, net	1,157	1,588
Restricted cash	3,367	3,212
Other assets	34	66

Total assets	$122,717	$163,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,122	$8,024
Payable to AVI BioPharma, Inc	1,170	—
Deferred revenue	1,000	1,000
Accrued employee benefits	1,460	1,197

Total current liabilities	12,752	10,221
Deferred revenue—non-current	2,167	3,167

Total liabilities	14,919	13,388

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 32,821,163 and 33,383,723 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	33	33
Additional paid in capital	284,115	287,677
Deferred compensation	(122)	(197)
Accumulated other comprehensive gain (loss)	7,499	(9,407)
Accumulated deficit	(183,727)	(128,161)

Total stockholders' equity	107,798	149,945

Total liabilities and stockholders' equity	$122,717	$163,333

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2001	2000	1999
Revenues:
Net sales revenue	$10,451	$6,102	$4,744
Other revenue	1,000	987	—

Total revenue	11,451	7,089	4,744
Operating expenses:
Cost of sales	2,727	1,641	2,032
Research and development	47,833	31,387	17,346
Selling, general, and administrative	22,079	15,964	10,517
Acquisition of in-process research and development	—	1,585	10,850

Total operating expenses	72,639	50,577	40,745

Loss from operations	(61,188)	(43,488)	(36,001)
Interest income	5,622	8,205	1,016
Amortization of loan commitment fee	—	—	(2,000)

Net loss	$(55,566)	$(35,283)	$(36,985)

Basic and diluted net loss per share	$(1.69)	$(1.04)	$(1.58)

Weighted average shares used in basic and diluted net loss per share calculation	32,925	33,822	23,352

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock				Accumulated Other Comprehensive Gain (Loss)
			Additional Paid in Capital	Deferred Compensation		Accumulated Deficit
	Shares	Amount					Total
Balances at January 1, 1999	20,970	$21	$72,818	—	$(128)	$(55,893)	$16,818
Comprehensive loss:
Net loss	—	—	—	—	—	(36,985)	(36,985)
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	—	123	—	123

Comprehensive loss							(36,862)
Issuance of common stock and warrants in connection with private placements, net of offering costs of $2,156	2,759	3	36,440	—	—	—	36,443
Issuance of common stock for acquisition of in-process research and development and license agreements	280	—	5,356	—	—	—	5,356
Issuance of common stock to Clayton Foundation in connection with research agreements	36	—	1,191	—	—	—	1,191
Issuance of common stock to AVI BioPharma, Inc	100	—	2,825	—	—	—	2,825
Issuance of common stock and warrants in connection acquisition of Sparta Pharmaceuticals, Inc	429	—	9,370	—	—	—	9,370
Issuance of common stock upon exercise of warrants and stock options	820	1	5,489	—	—	—	5,490
Issuance of common stock in connection with employee stock purchase plan	23	—	227	—	—	—	227
Issuance of common stock to Tako Ventures, LLC	61	—	379	—	—	—	379
Issuance of warrants to Tako Ventures, LLC in connection with promissory note	—	—	2,000	—	—	—	2,000
Compensation expense from stock option grants to consultants and vendors	—	—	1,419	—	—	—	1,419
Deferred compensation	—	—	947	(947)	—	—	—
Amortization of deferred compensation	—	—	—	112	—	—	112

Balances at December 31, 1999	25,478	25	138,461	(835)	(5)	(92,878)	44,768
Comprehensive loss:
Net loss	—	—	—	—	—	(35,283)	(35,283)
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	—	(9,402)	—	(9,402)

Comprehensive loss							(44,685)
Issuance of common stock in connection with follow-on public offering, net of offering costs of $606	1,465	1	61,303	—	—	—	61,304
Issuance of common stock upon exercise of warrants and stock options	5,239	5	48,823	—	—	—	48,828
Issuance of common stock to Abbott Laboratories	933	1	26,499	—	—	—	26,500
Issuance of common stock to AVI BioPharma, Inc., net of offering costs of $45	348	1	12,128	—	—	—	12,129
Issuance of common stock for acquisition of in-process research and development	38	—	1,460	—	—	—	1,460
Issuance of common stock to Clayton Foundation in connection with research agreements	47	—	740	—	—	—	740
Issuance of common stock in connection with employee stock purchase plan	21	—	410	—	—	—	410
Compensation expense from stock option grants to consultants and vendors	—	—	657	—	—	—	657
Amortization of deferred compensation	—	—	—	230	—	—	230
Reversal of deferred compensation due to employee termination	—	—	(408)	408	—	—	—
Repurchase of common stock	(185)	—	(2,396)	—	—	—	(2,396)

Balances at December 31, 2000	33,384	33	287,677	(197)	(9,407)	(128,161)	149,945
Comprehensive loss:
Net loss	—	—	—	—	—	(55,566)	(55,566)
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	—	16,906	—	16,906

Comprehensive loss							(38,660)
Issuance of common stock upon exercise of warrants and stock options	158	—	1,428	—	—	—	1,428
Issuance of common stock to Abbott Laboratories	182	1	2,499	—	—	—	2,500
Issuance of common stock to Clayton Foundation in connection with research agreements	21	—	369	—	—	—	369
Issuance of common stock in connection with employee stock purchase plan	39	—	368	—	—	—	368
Compensation expense from stock option grants to consultants and vendors	—	—	890	—	—	—	890
Amortization of deferred compensation	—	—	—	75	—	—	75
Repurchase of common stock	(963)	(1)	(9,116)	—	—	—	(9,117)

Balances at December 31, 2001	32,821	$33	$284,115	$(122)	$7,499	$(183,727)	$107,798

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(55,566)	$(35,283)	$(36,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,138	667	506
Amortization of intangible assets	605	891	404
Amortization of deferred compensation	75	230	112
Amortization of deferred revenue	(1,000)	(894)	—
Loss on sale or disposal of property and equipment	132	13	—
Amortization of loan commitment fee	—	—	2,000
Expense related to stock options and warrants granted to non-employees	890	657	1,419
Non-cash charges related to acquisition of in-process research and development	—	1,585	10,850
Non-cash charges related to acquisition of license agreements	369	—	916
Changes in operating assets and liabilities:
Accounts receivable	(486)	(269)	(1,005)
Inventories	(185)	(280)	(123)
Prepaid expenses and other assets	1,154	1,090	(2,166)
Due from related parties	(620)	(371)	—
Other receivables	1,283	3,650	—
Restricted cash	(155)	(3,212)	—
Accounts payable and other liabilities	2,531	5,447	467

Net cash used in operating activities	(49,835)	(26,079)	(23,605)
Investing activities:
Purchases of marketable securities	(48,969)	(62,755)	(5,725)
Sales or maturities of marketable securities	53,124	10,163	2,240
Purchase of equity investments	(403)	(5,000)	(2,500)
Purchase of property and equipment	(2,177)	(2,745)	(457)
Acquisition of Sparta Pharmaceuticals, net of cash acquired	—	—	510

Net cash provided by (used in) investing activities	1,575	(60,337)	(5,932)
Financing activities:
Issuance of common stock, net of issuance costs	4,296	136,997	43,469
Repurchase of common stock	(9,117)	(2,396)	—

Net cash provided by (used in) financing activities	(4,821)	134,601	43,469

Net increase (decrease) in cash and cash equivalents	(53,081)	48,185	13,932
Cash and cash equivalents at beginning of period	70,731	22,546	8,614

Cash and cash equivalents at end of period	$17,650	$70,731	$22,546

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of common stock related to acquisition of developed technology	$—	$—	$1,040
Issuance of common stock related to research agreement	—	740	1,191
Issuance of common stock related to equity investment in related party	—	12,174	2,825

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

Advertising Expense

        Advertising costs are expensed as incurred. We incurred advertising costs of $593,000 in 2001, $806,000 in 2000, and $731,000 in 1999.

Research and Development

        Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred. These expenditures include salaries and employee-related expenses; fees paid to physicians, hospitals, or other research institutions for clinical and pre-clinical studies; fees paid to outside contractors for monitoring of clinical sites or collection and analysis of data; costs associated with the research and manufacture of clinical drug supplies; and payments made under technology license agreements prior to regulatory approval of drug candidates.

Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with maturities of three months or less when purchased and money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant market risk.

        Marketable securities consist of corporate or government debt securities and equity securities that have a readily ascertainable market value and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in accumulated other comprehensive gain/loss in equity. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and would result in the establishment of a new cost basis for the security.

Equity Investments

        Equity investments in securities without readily determinable fair value are carried at cost. We periodically review those carried at cost and evaluate whether an impairment has occurred. We believe the amounts continue to be realizable.

Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

	2001	2000
Raw materials	$176	$176
Work in process	960	720
Finished goods	697	752

	$1,833	$1,648

        Bulk materials for our primary pharmaceutical product must be purified at a United States Food and Drug Administration ("FDA") approved facility that meets stringent Good Manufacturing Practices standards. We currently use a single vendor to perform this manufacturing process using our own equipment located at the vendor's site. The vendor that had been performing the manufacturing of Nipent filed for bankruptcy in mid-2001. We transferred our manufacturing equipment from that vendor's site to another vendor that is now performing the manufacturing. We have contracted with a separate vendor to manufacture the Nipent finished dosage at its approved facility. In addition, we store the majority of our bulk raw materials at a single storage location. Although there are a limited number of vendors who may be qualified to perform these services, we believe that other vendors could be engaged to provide similar services on comparable terms. However, the time required to locate and qualify other vendors or replace lost bulk inventory could cause a delay in manufacturing that might be financially and operationally disruptive.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation of building, office and manufacturing equipment and furniture and fixtures is provided on a straight-line basis over the estimated original useful lives of the respective assets, which range from 3 to 31 years. Prior to 2001, manufacturing equipment was amortized to cost of sales on a units-manufactured basis expected to approximate six years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives using the straight-line method.

        Property, plant and equipment consist of the following at December 31 (in thousands):

	2001	2000
Land and building	$2,433	$2,433
Leasehold improvements	2,564	1,566
Equipment	816	741
Furniture and fixtures	3,275	2,605

Total property and equipment	9,088	7,345
Less accumulated depreciation and amortization	(2,743)	(1,907)

Property, plant and equipment, net	$6,345	$5,438

Developed Technology

        Developed technology related to the acquisition of Nipent is being amortized to cost of sales on a units-manufactured basis over a period expected to approximate six years. Developed technology related to other acquired products is being amortized on a straight-line basis over five years. Accumulated amortization was $846,000 and $672,000 at December 31, 2001 and 2000, respectively.

Intangible Assets

        Intangible assets, including trademarks, covenants not to compete, acquired workforce and customer lists, are stated at cost and amortized on a straight-line basis over their estimated useful lives of six months to five years. Goodwill, which represents the excess of acquisition cost over the net assets acquired, is being amortized on a straight-line basis over five years. As of December 31, 2001 and 2000, accumulated amortization was $999,000 and $630,000, respectively.

Major Customers

        Our major customers include a number of buying groups. The percentage of sales of each of these major customers to total net sales for the years ended December 31 were as follows:

	2001	2000	1999
Customer A	23%	25%	15%
Customer B	12	6	8
Customer C	11	—	—
Customer D	10	21	8
Pfizer (Warner-Lambert Company)	3	—	27
Customer E	1	12	7
All others	40	36	35

Total	100%	100%	100%

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

Stock-Based Compensation

        We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations because the alternative fair value accounting provided under FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

        For stock-based compensation arrangements to non-employees, we apply the Black-Scholes fair value approach. The equity awards to non-employees are subject to re-measurement over their vesting terms and the resulting value is recognized as expense over the period of services received.

Impairment of Long-lived Assets

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121"), we review long-lived assets, including property and equipment and goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under FAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2001, there have been no such losses.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a material effect on our financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year 2002. At December 31, 2001, we had approximately $730,000 in goodwill that will no longer be subject to amortization.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year 2002. We do not expect that the adoption of SFAS 144 will have a material effect on our financial statements.

2.    Available-for-Sale-Securities

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Fair Value
At December 31, 2001:
U.S. corporate debt securities	$68,363	$527	$68,890
Foreign corporate debt securities	1,410	(11)	1,399
U.S. government debt securities	459	3	462
Marketable equity securities	22,919	6,980	29,899

Total	$93,151	$7,499	$100,650

At December 31, 2000:
U.S. corporate debt securities	$124,054	$349	$124,403
U.S. government debt securities	3,848	7	3,855
Marketable equity securities	22,666	(9,763)	12,903

Total	$150,568	$(9,407)	$141,161

        Balance sheet classification:

At December 31, 2001:
Amounts included in cash and cash equivalents	$15,023	$—	$15,023
Marketable securities, current	49,708	470	50,178
Investment in stock of related parties	22,499	6,786	29,285
Marketable securities, non-current	5,921	243	6,164

Total	$93,151	$7,499	$100,650

At December 31, 2000:
Amounts included in cash and cash equivalents	$68,553	$(14)	$68,539
Marketable securities, current	21,024	20	21,044
Investment in stock of related parties	22,499	(9,749)	12,750
Marketable securities, non-current	38,492	336	38,828

Total	$150,568	$(9,407)	$141,161

        Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

	Fair Value
	2001	2000
Debt securities
Due in one year or less	$65,201	$89,583
Due after one year through three years	5,550	38,675

	70,751	128,258
Marketable equity securities	29,899	12,903

Total	$100,650	$141,161

        Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2001, 2000, and 1999 were not material.

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

        In June 1997, we entered into an agreement with Tako Ventures, LLC ("Tako"), an investment entity controlled by Lawrence J. Ellison, Founder and Chairman of Oracle Corporation, for a private placement of our common stock and issuance of warrants. This agreement contains provisions regarding sales or issuances of stock below a set minimum price during a specified time period. Sales or issuances of stock below the set minimum price will result in adjustments to the exercise price of the Tako warrants and the issuance of additional shares of common stock, at no cost, to Tako. As the sales price of the shares sold in a December 1998 private placement was below the minimum price, we issued an additional 107,333 shares in 1999 to Tako and reduced the warrant exercise price for 230,000 shares from $13.50 to $10.35.

        The stock purchase agreement with Tako also gave Tako certain rights to participate in future sales of common stock at comparable terms and conditions. In January 1999, Tako exercised its rights and purchased 61,350 shares of unregistered common stock for a purchase price of $379,000, net of fees. Tako was granted registration rights in connection with this transaction.

Stock Repurchase Plan

        In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to 1,000,000 shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. In March 2001, the Board authorized the repurchase of an additional 1,000,000 shares, but maintained the $20,000,000 repurchase total. During the year ended December 31, 2001, we repurchased 963,000 shares of our common stock at a cost, net of commissions, of $9,117,000. During the year ended December 31, 2000, we repurchased 184,500 shares of our common stock at a cost, net of commissions, of $2,396,000. All shares repurchased have been retired.

Warrants

        At December 31, 2001, warrants to purchase the following shares of our common stock were outstanding:

Number of Shares	Exercise Price	Issue Date	Expiration Date
1,045,000	$13.50	1997	2007
230,000	10.35	1997	2007
200,000	10.47	2001	2004
500,000	11.00	1998	2004
706,142	18.00 - 22.50	1999	2002 - 2004
200,000	40.00	2000	2002
6,372	55.05 - 57.35	1999	2002
3,816	90.12 - 655.31	1999	2002

2,891,330

        In March 2001, we entered into agreements with a consultant to perform certain financial consulting and public relations services. In connection with these agreements, we issued the consultant a three-year warrant to purchase 200,000 shares of unregistered common stock at an exercise price of $10.47. We calculated the value of the warrant at $758,000 using the Black-Scholes valuation model, utilizing an expected volatility of 0.762, risk-free interest rate of 5.88%, and expected life of three years. The value of our stock at the date of grant was $8.09. The warrants became fully vested in September 2001, and the value of $758,000 was charged to Selling, general and administrative expense in 2001.

Stock Reserved for Future Issuance

        At December 31, 2001 we have reserved shares of common stock for future issuance as follows:

Stock options outstanding	3,705,962
Stock options available for grant	1,278,841
Warrants to purchase common stock	2,891,330
Shares available for Employee Stock Purchase Plan	200,384

8,076,517

4.    Stock Option Plans

        We have 6,763,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by the Company's Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

        A summary of the Company's stock option activity and related information follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Fair Value At Grant Date
Balance at January 1, 1999	3,232,176	$9.08	1,825,972
Granted at fair value	657,353	14.77		$8.95
Granted at less than fair value	124,000	12.56		8.76
Exercised	(557,233)	6.68
Forfeited	(96,333)	8.41

Balance at December 31, 1999	3,359,963	10.72	2,113,791
Granted at fair value	971,320	26.14		18.78
Exercised	(710,742)	10.02
Forfeited	(330,396)	21.26

Balance at December 31, 2000	3,290,145	14.36	2,164,066
Granted at fair value	688,450	9.64		6.32
Granted at greater than fair value	24,000	19.30		5.51
Exercised	(141,533)	9.49
Forfeited	(155,100)	17.63

Balance at December 31, 2001	3,705,962	$13.57	2,679,490

        Information concerning the options outstanding at December 31, 2001 is as follows:

	Options outstanding			Options exercisable
Range	Number	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable	Weighted average exercise price
$0.135 to $5.88	421,521	$4.54	4.49	421,521	$4.54
6.00 to 7.44	763,686	6.36	5.70	654,935	6.24
7.50 to 11.75	758,772	10.13	8.30	409,008	10.50
11.81 to 14.94	618,539	13.33	7.48	373,795	13.69
15.00 to 22.63	620,913	16.75	6.42	558,071	16.32
23.63 to 68.00	522,531	32.86	8.30	262,160	32.65

$0.135 to $68.00	3,705,962	$13.57	6.88	2,679,490	$12.34

        Pro forma information regarding net loss and net loss per share is required by FAS 123. We calculated this pro-forma information using the fair value method of accounting for employee stock options under that Statement. We estimated the fair value for these options at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Years ended December 31,
	2001	2000	1999
Risk-free interest rate	5.48%	5.90%	5.34%
Dividend yield	—	—	—
Expected volatility	0.8	0.8	0.7
Expected life (in years)	5.0	5.0	4.9

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	Years ended December 31,
	2001	2000	1999
Pro forma net loss (in thousands)	$(60,424)	$(39,922)	$(40,148)
Pro forma basic and diluted net loss per share	(1.84)	(1.18)	(1.72)

        During the year ended December 31, 1999, in connection with the grant of certain stock options to employees and officers, we recorded deferred stock compensation for financial statement reporting purposes of $947,000, representing the difference between the exercise price and the deemed fair value of our common stock for financial reporting purposes on the date the stock options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized to expense on a straight line basis over four years, the vesting period of the options. During the years ended December 31, 2001, 2000 and 1999, we recorded amortization of deferred stock compensation expense of $75,000, $230,000 and $112,000, respectively. During the year ended December 31, 2000, we reversed $408,000 of deferred compensation, representing the value of unvested stock options forfeited upon the departure of an officer of the Company.

5.    Acquisition Activity

Peregrine Pharmaceuticals—VEGF License

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

        The terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million. No amounts have been paid under the agreement to date. In addition, we are required to pay Peregrine an annual license fee of $200,000 per year until the first filing of an IND utilizing the licensed patents.

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

Clayton Foundation for Research—Inhaled Drugs

        In December 1999, we entered into a licensing and research agreement with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the licensing agreement, we acquired worldwide rights to inhaled versions of formulations of camptothecins, including Orathecin™, and taxanes, including paclitaxel (Taxol®). The license rights were acquired for 28,799 shares of common stock with an aggregate value of $916,000, which we charged to research and development in 1999. The license agreement contained certain guarantees related to the price of our stock issued in the acquisition. In January 2001, since the value of our stock had declined, we issued the Research Development Foundation an additional 21,210 shares of our stock. These shares were valued at $369,000, which we charged to research and development expense in 2001.

        The Clayton Foundation agreed to perform the research in exchange for 36,130 shares of common stock, which we valued at $1,191,000. As the research had not started at December 31, 1999, the total was included in prepaid expenses and other assets at that date. The amount was charged to research and development expense in 2000. In December 2000, we issued an additional 46,613 shares of common stock to the Clayton Foundation in connection with the second year of research. These shares were valued at $740,000 and the total was included in prepaid expenses at December 31, 2000, and charged to research and development in 2001.

Decitabine

        In September 1999, we acquired the worldwide rights to decitabine, a chemotherapeutic agent owned by Pharmachemie B.V., a subsidiary of Teva Pharmaceuticals. Decitabine, which has received orphan drug status from the FDA, is currently in clinical testing for acute leukemias and other hematological malignancies. Each year, over 50,000 new cases of acute leukemias and hematological malignancies are reported in the United States. The FDA has not granted marketing approval to use decitabine for the treatment of any disease.

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

5-FP	$3,430,000
PZG	1,380,000
Partaject™ drug delivery method	2,640,000

$7,450,000

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

Pro forma financial summary

Year ended December 31, 1999
(unaudited) (in thousands, except per share amounts)
Net sales	$5,032
Net loss	(31,514)
Basic and diluted net loss per share	$(1.35)

Surface Safe™ Product Line Acquisition

        In July 1999, we acquired the Surface Safe product line from Aldorr, Inc., a medical technology development company. Surface Safe is a two-step towelette disposable cleaning system used to decontaminate work surfaces where chemotherapeutic preparation is conducted. Aldorr assigned us patents and trademarks related to the Surface Safe product line and granted us an irrevocable, exclusive, worldwide, perpetual and royalty-free license to use the licensed know-how and any other intellectual property owned or licensed by Aldorr related to the Surface Safe product line. Aldorr has agreed not to compete with us in this marketplace for a period of five years. We also obtained a customer list from Aldorr, Inc. The aggregate value of the 79,546 shares of our unregistered common stock paid to Aldorr, Inc. was estimated to be $1,040,000, and was allocated to the covenant not to compete, the customer list, trademark, and the developed technology based on estimated fair values on the acquisition date. The recorded assets are being amortized over five years.

Orathecin (rubitecan)

        In September 1997, we acquired exclusive worldwide rights to a patented anticancer compound, Orathecin, (generic name rubitecan, also formerly known as RFS2000 or 9-NC), from the Stehlin Foundation for Cancer Research ("Stehlin"). We also agreed to make monthly cash payments to Stehlin of $100,000 until the earlier of the date of FDA marketing approval of Orathecin or four years. Our agreement with Stehlin also calls for additional payments in SuperGen common stock upon the achievement of specified milestones and royalties on any product sales.

        In November 1999, we amended our agreement with Stehlin to broaden the definition of licensed compounds to include certain analogues of Orathecin. Under this amendment, we increased our monthly cash payments to $200,000 for 2000 and 2001 and are required to seek commercial applications for Orathecin. We are required to pay the Stehlin Foundation approximately $10 million for research and must make cash royalty payments and cash or stock milestone payments to the Stehlin Foundation as we develop and commercialize Orathecin. In accordance with these agreements, we paid Stehlin $2,400,000 in 2001, $2,400,000 in 2000, and $1,200,000 in 1999.

6.    Agreements with Abbott Laboratories

        In December 1999, we entered into two agreements with Abbott Laboratories ("Abbott"), a Common Stock and Option Purchase Agreement and a Worldwide Sales, Distribution and Development Agreement relating to Orathecin. Under these agreements, Abbott was to invest in shares of our common stock and would participate with us in the marketing and distribution of Orathecin. We would have co-promoted Orathecin with Abbott in the United States and Abbott had exclusive rights to market Orathecin outside of the United States. In the United States market, we would have shared profits from product sales equally with Abbott, while outside of the United States market, Abbott would have paid us royalties and transfers fees based on product sales. Abbott was obligated to purchase up to $81.5 million in shares of our common stock over a period of time. In addition, Abbott had an option to purchase up to 49% of the shares of our common stock outstanding at the time of the exercise at $85 per share. Abbott also had a right of first discussion with respect to our product portfolio and a right of first refusal to acquire us. In connection with these agreements, Abbott made a $26.5 million equity investment in January 2000 and a $2.5 million equity milestone payment in July 2001.

        On March 4, 2002, SuperGen and Abbott mutually terminated the Common Stock and Option Purchase Agreement and the Worldwide Sales, Distribution and Development Agreement. We regained all marketing rights to Orathecin worldwide and are no longer obligated to share profits from product sales of Orathecin. Abbott no longer has the right or obligation to purchase the remaining aggregate amount of $52.5 million of shares of our common stock, no longer has the option to purchase up to 49% of our outstanding shares, no longer has the right of first discussion with respect to our product portfolio, and no longer has a right of first refusal to acquire us. In connection with this termination agreement, we agreed to reimburse Abbott for development work they completed on our behalf totaling $1.6 million. This amount was included in Accounts payable and accrued liabilities at December 31, 2001.

        In December 1999, we also entered into a Nipent distribution agreement with Abbott, which is still in effect. Beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retain U.S. marketing rights for Nipent. Under this agreement, Abbott made a $5 million cash payment to the Company. This amount was included in deferred revenue and is being recognized as other revenue ratably over the term of the agreement. The unamortized balances of $3,167,000 and $4,167,000 are included in current and non-current deferred revenue at December 31, 2001 and 2000, respectively.

7.    Related Party Transactions

EuroGen Pharmaceuticals Ltd.

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

        At December 31, 2001 we had loaned EuroGen $260,000 under a line of credit arrangement designed to cover start-up expenses. This amount is included in Due from related parties on the balance sheet. If EuroGen is unable to adequately fund its operations, we may not recover amounts owed to us or realize any income or benefit from the relationship.

KineMed, Inc.

        In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc., a start-up biotech company. The president and chief executive officer of KineMed is a former director of SuperGen. The president and chief executive officer of SuperGen is a member of the Board of Directors of Kinemed. We have accounted for this investment under the cost method as our ownership is less than 20% of KineMed's outstanding shares. This investment is included on the balance sheet in Investment in stock of related parties.

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

        In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI's outstanding shares and is classified as available-for-sale. No value has been ascribed to the option as neither of the measurements have been achieved as of December 31, 2001.

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. In 2001, we recorded $1.2 million in research and development expenses relating to our share of the development costs for Avicine. At December 31, 2001, this amount had not been paid to AVI and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

AMUR Pharmaceuticals, Inc.

        Two SuperGen directors were formerly directors of AMUR Pharmaceuticals, Inc., a privately-held company conducting research and development work partially funded by SuperGen. The president of Amur performed consulting services for SuperGen and was paid $180,000 in 2001, $152,000 in 2000 and $68,000 in 1999 for these consulting services. In addition, in September 1999 this individual was granted an option to purchase 5,000 shares of SuperGen stock. Using the Black-Scholes option valuation model, this option was valued at $44,000 and amortized to expense over one year.

        In September 2000, we acquired all of the intellectual property of Amur in exchange for 37,795 shares of our common stock and two-year warrants to purchase 200,000 shares of our common stock at $40.00 per share (see Note 5).

Quark Biotech, Inc.

        Two SuperGen director/stockholders are directors and stockholders of Quark Biotech, Inc. ("QBI"), a privately-held development stage biotechnology company headquartered in Israel. In June 1997, we made an equity investment of $500,000 in QBI's preferred stock, which represents less than 1% of the company's outstanding shares as of December 31, 2001. Our investment in QBI is carried at cost and is included in "Investment in stock of related parties." In November 1997, we leased approximately one-third of the laboratory square footage at the SuperGen Pharmaceutical Research Institute ("SPRI") to QBI for $3,000 per month for three years, plus its pro-rata share of specified common expenses. We also completed certain building and laboratory improvements and purchased furniture on behalf of QBI for a total of approximately $750,000, of which $300,000 was reimbursed by QBI in 1997. In the first quarter of 2000, we terminated the lease with QBI and we took possession of the entire laboratory space and related property, plant, and equipment at SPRI.

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

        At December 31, 2001, we owned 10% of a privately-held company performing research and development work almost exclusively for SuperGen as well as selling SuperGen certain research supplies. We paid this company $360,000 in 2001, $360,000 in 2000, and $448,000 in 1999 for services and supplies. We carry our investment in this company at no value.

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

        We are also leasing additional office space in a building adjacent to our laboratory facility under two leases which both terminate in 2006. Half of the space has been subleased under a non-cancellable lease terminating at the same time as our master lease. The other half of the space has been subleased through June 2002.

        Future minimum rentals and sublease income under all operating leases with terms greater than one year are as follows (in thousands):

Year ending December 31,	Minimum rental obligations	Sublease income
2002	$2,129	$231
2003	2,204	164
2004	2,266	171
2005	2,326	177
2006 and thereafter	10,920	91

	$19,845	$834

        Rent expense, was $2,090,000 in 2001, $481,000 in 2000, and $283,000 in 1999. These amounts were net of sublease income of $237,000 in 2001 and $110,000 in 2000. We received no sublease income in 1999.

        We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2001.

        We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. No such payments were required as of December 31, 2001.

9.    Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2001	2000
Net operating loss carryforwards	$65,751	$47,445
Purchased in-process technology	2,219	2,222
Research and development credit carryforwards	5,168	2,892
Capitalized research and development	8,281	6,689
Other	1,740	1,992

Total deferred tax assets	83,159	61,240
Valuation allowance	(83,159)	(61,240)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $21,919,000 during 2001 and $18,860,000 during 2000.

        As of December 31, 2001 we have net operating loss carryforwards for federal income tax purposes of approximately $188,000,000 which expire in the years 2005 through 2021. At December 31, 2001, we had federal research and development credit carryforwards of approximately $3,400,000, which expire in the years 2007 through 2021.

        Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

10.    Employee Benefit Plans

        We have adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with over six months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched 50% by the Company, up to 3% of each participant's annual compensation. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $294,000 in 2001, $144,000 in 2000, and $120,000 in 1999.

        In 1998 we established the 1998 Employee Stock Purchase Plan ("ESPP") and reserved 100,000 shares of Common Stock for issuance thereunder. The number of shares reserved under the plan was increased by 200,000 in 2001. Employees participating in the ESPP are granted the right to purchase shares of common stock at a price per share that is the lower of 85% of the fair market value of a share of Common Stock on the first day of an offering period, or 85% of the fair market value of a share of Common Stock on the last day of that offering period.

        In 2001, we issued 16,936 and 22,650 shares through the ESPP at $10.07 and $8.71, respectively. In 2000, we issued 8,554 and 12,150 shares through the ESPP at $24.17 and $16.74, respectively. In 1999, we issued 9,022 and 14,173 shares through the ESPP at $15.19 and $6.38, respectively. As of December 31, 2001, 200,384 shares are reserved for future issuance under the ESPP.

11.    Quarterly Financial Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2001
Net sales	$1,557	$3,294	$2,593	$3,007
Cost of sales	362	914	623	829
Net loss	(12,968)	(13,740)	(13,447)	(15,412)
Basic and diluted net loss per share.	(0.39)	(0.42)	(0.41)	(0.47)
2000
Net sales	$695	$2,861	$450	$2,096
Cost of sales	124	650	163	703
Net loss	(7,539)	(7,908)	(9,893)	(9,943)
Basic and diluted net loss per share.	(0.27)	(0.24)	(0.30)	(0.30)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2001.

SUPERGEN, INC.
By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld Chief Executive Officer, President and Director

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOSEPH RUBINFELD (Joseph Rubinfeld)	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2002
/s/ EDWARD L. JACOBS (Edward L. Jacobs)	Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ DENIS BURGER (Denis Burger)	Director	April 1, 2002
/s/ THOMAS V. GIRARDI (Thomas V. Girardi)	Director	April 1, 2002
/s/ WALTER J. LACK (Walter J. Lack)	Director	April 1, 2002
/s/ JAMES S.J. MANUSO (James S.J. Manuso)	Director	April 1, 2002
/s/ DANIEL ZURR (Daniel Zurr)	Director	April 1, 2002

S-1

QuickLinks

SUPERGEN, INC. 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT AUDITORS
SUPERGEN, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
SUPERGEN, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SUPERGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY