Form 10-Q
period 2002-03-31
SUPERGEN INC
filed 2002-05-15
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 8, 2002, was 32,611,399.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
	Item 1—Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	Item 3—Quantitative and Qualitative Disclosures About Market Risk	18
PART II	OTHER INFORMATION
	Item 6—Exhibits and Reports on Form 8-K	19
SIGNATURES		20

SUPERGEN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,591	$17,650
Marketable securities	41,323	50,178
Accounts receivable	1,055	2,509
Other receivables	62	67
Inventories	1,777	1,833
Prepaid expenses and other current assets	2,790	1,398

Total current assets	58,598	73,635
Marketable securities — non-current	3,292	6,164
Investment in stock of related parties	22,446	29,934
Due from related parties	743	991
Property, plant and equipment, net	6,257	6,345
Developed technology at cost, net	1,057	1,090
Goodwill and other intangibles, net	1,118	1,157
Restricted cash	3,396	3,367
Other assets	30	34

Total assets	$96,937	$122,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,663	$9,122
Payable to AVI BioPharma, Inc	250	1,170
Deferred revenue	1,000	1,000
Accrued employee benefits	1,657	1,460

Total current liabilities	8,570	12,752
Deferred revenue — non-current	1,917	2,167

Total liabilities	10,487	14,919

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 32,638,496 and 32,821,163 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	33	33
Additional paid in capital	282,918	284,115
Deferred compensation	(103)	(122)
Accumulated other comprehensive gain (loss)	(590)	7,499
Accumulated deficit	(195,808)	(183,727)

Total stockholders' equity	86,450	107,798

Total liabilities and stockholders' equity	$96,937	$122,717

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2002	2001
Revenues:
Net sales revenue	$1,344	$1,557
Other revenue	250	250

Total revenue	1,594	1,807
Operating expenses:
Cost of sales	728	362
Research and development	7,182	11,788
Selling, general, and administrative	6,489	4,606

Total operating expenses	14,399	16,756
Loss from operations	(12,805)	(14,949)
Interest income	724	1,981

Net loss	$(12,081)	$(12,968)

Basic and diluted net loss per share	$(0.37)	$(0.39)

Weighted average shares used in basic and diluted net loss per share calculation	32,785	33,258

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2002	2001
Operating activities:
Net loss	$(12,081)	$(12,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	413
Amortization of deferred revenue	(250)	(250)
Expense related to stock options and warrants granted to non-employees	6	151
Non-cash charge related to acquisition of license agreement	—	369
Changes in operating assets and liabilities:
Accounts receivable	1,454	664
Inventories	56	(9)
Prepaid expenses and other assets	(1,388)	(1,063)
Due from related parties	248	(119)
Other receivables	5	(82)
Restricted cash	(29)	(47)
Accounts payable and other liabilities	(4,182)	(1,589)

Net cash used in operating activities	(15,742)	(14,530)

Investing activities:
Purchases of marketable securities	(13,416)	(9,427)
Sales or maturities of marketable securities	24,542	—
Purchase of investment in Peregrine Pharmaceuticals	—	(253)
Purchases of property and equipment	(240)	(1,093)

Net cash provided by (used in) investing activities	10,886	(10,773)

Financing activities:
Issuance of common stock, net of issuance costs	5	98
Repurchases of common stock	(1,208)	(6,292)

Net cash used in financing activities	(1,203)	(6,194)

Net decrease in cash and cash equivalents	(6,059)	(31,497)
Cash and cash equivalents at beginning of period	17,650	70,731

Cash and cash equivalents at end of period	$11,591	$39,234

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of warrant related to consulting agreement	$—	$758

See accompanying notes to consolidated financial statements.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

        The following is a summary of available-for-sale securities as of March 31, 2002 (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
U.S. corporate debt securities	$52,100	$153	$52,253
U.S. government debt securities	3,815	(12)	3,803
Marketable equity securities	23,191	(731)	22,460

Total	$79,106	$(590)	$78,516

        Balance sheet classification as of March 31, 2002 (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
Amounts included in cash and cash equivalents	$12,106	$(1)	$12,105
Marketable securities, current	41,158	165	41,323
Marketable securities, non-current	3,343	(51)	3,292
Amounts included in investment in stock of related parties	22,499	(703)	21,796

Total	$79,106	$(590)	$78,516

        Available-for-sale securities by contractual maturity (in thousands):

	Estimated Fair Value
	March 31, 2002	December 31, 2001
Debt securities:
Due in one year or less	$53,027	$65,201
Due after one year through three years	3,029	5,550

	56,056	70,751
Marketable equity securities	22,460	29,899

Total	$78,516	$100,650

        There were no realized gains and losses for the three month periods ended March 31, 2002 and 2001.

NOTE 3. INVENTORIES

        Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw material	$139	$176
Work in process	1,161	960
Finished goods	477	697

	$1,777	$1,833

NOTE 4. STOCKHOLDERS' EQUITY

Stock Repurchase Plan

        In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. In March 2001, the Board authorized the repurchase of an additional one million shares, but maintained the $20,000,000 repurchase total. During the quarter ended March 31, 2002, we repurchased 183,500 shares of our common stock at a cost, net of commissions, of $1,208,000. All shares repurchased have been retired.

NOTE 5. COMPREHENSIVE LOSS

        For the three months ended March 31, 2002 and 2001, total comprehensive losses amounted to $20,170,000 and $14,471,000, respectively. Comprehensive losses consisted primarily of the net losses and unrealized gains or losses on investments.

NOTE 6. BASIC NET LOSS PER SHARE

        Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the quarter.

        As we have reported operating losses each period since our inception, the effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, which became effective for fiscal years beginning after December 15, 2001, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing impairment of goodwill and intangible assets with indefinite useful lives. We adopted SFAS 142 on January 1, 2002. At March 31, 2002, we had approximately $730,000 in goodwill that is no longer subject to amortization.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 became effective for our fiscal year 2002. The adoption of SFAS 144 did not have a material effect on our financial statements.

NOTE 8. TERMINATION OF AGREEMENTS WITH ABBOTT LABORATORIES

        In December 1999, we entered into two agreements with Abbott Laboratories ("Abbott"), a Common Stock and Option Purchase Agreement and a Worldwide Sales, Distribution and Development Agreement relating to our drug candidate Orathecin™. Under these agreements, Abbott was to invest in shares of our common stock and would participate with us in the marketing and distribution of Orathecin. We would have co-promoted Orathecin with Abbott in the United States and Abbott had exclusive rights to market Orathecin outside of the United States. In the United States market, we would have shared profits from product sales equally with Abbott, while outside of the United States market, Abbott would have paid us royalties and transfers fees based on product sales. Abbott was obligated to purchase up to $81.5 million in shares of our common stock over a period of time. In addition, Abbott had an option to purchase up to 49% of the shares of our common stock outstanding at the time of the exercise at $85 per share. Abbott also had a right of first discussion with respect to our product portfolio and a right of first refusal to acquire us.

        On March 4, 2002, SuperGen and Abbott mutually terminated the Common Stock and Option Purchase Agreement and the Worldwide Sales, Distribution and Development Agreement. We regained all marketing rights to Orathecin worldwide and are no longer obligated to share profits from product sales of Orathecin. Abbott no longer has the right or obligation to purchase the remaining aggregate amount of $52.5 million of shares of our common stock, no longer has the option to purchase up to 49% of our outstanding shares, no longer has the right of first discussion with respect to our product portfolio, and no longer has a right of first refusal to acquire us. In connection with this termination agreement, we agreed to reimburse Abbott for development work they completed on our behalf totaling $1.6 million. Of this total, $800,000 remained in Accounts payable and accrued liabilities at March 31, 2002.

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

        EuroGen is not yet an operating company, but we intend to hold a substantial equity interest in the company once it raises additional capital and is operational. We have not yet determined our ownership share of EuroGen, but it may be as much as ninety-five percent. Through March 31, 2002, we had advanced $410,000 to EuroGen to fund its start-up operations. We do not expect to be reimbursed for these advances, and have charged this amount to selling, general, and administrative expenses in the current quarter.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events and include the following: our statements regarding the timing of filing of a new drug application for Orathecin; our estimates about becoming profitable; our forecasts regarding our research and development expenses; our estimates of the cost of decitabine clinical trials and our statements regarding the sufficiency of our cash to meet our operating needs through December 2003. Any or all of these forward-looking statements may turn out to be wrong. For example, our clinical data in our Orathecin clinical trials may not support filing of an NDA or the FDA may not approve our application if filed; the analysis of our clinical trial data may be more complex than we anticipate causing delays; we may not be successful in commercializing our products and may not become profitable when planned or at all; our research and development expenses may be larger than we currently anticipate; our decitabine trials may be more complex than we currently anticipate and our cash and capital resources may be insufficient to meet our needs. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent®, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $195.8 million for the period from inception through March 31, 2002. These losses include non-cash charges of $20 million for the acquisition of in-process research and development.

        We have completed patient enrollment in each of the three separate stand-alone pivotal Phase III clinical trials with Orathecin for treatment of pancreatic cancer. The three studies—"Gemzar refractory," where patients who failed treatment with Gemzar were randomized to either Orathecin or

5-FU; "Chemotherapy refractory," where patients who have failed multiple types of chemotherapy are randomized to either Orathecin or the next best therapy; and "Chemotherapy naïve," where patients who have had no prior chemotherapy are randomized to Orathecin or Gemzar—have enrolled a combined total of over 1,800 patients. We are still in the process of compiling, auditing, and analyzing data from each of the three clinical trials. The trial design for each of the three studies allows patients who initially were being treated with Gemzar or other therapies to "cross over," or elect to be treated with Orathecin. At the time the trials were designed, based on results of cancer studies conducted by others, we believed that the percentage of patients that would cross over for treatment with Orathecin would be in the range of 10% to 20% of the enrolled patients. Based on a preliminary review of the clinical trial information, we believe that the number of patients in our Orathecin studies that have actually crossed over to Orathecin has exceeded the number anticipated. This could affect the timing and statistical analysis of the studies. Assuming favorable results from any one or a combination of our Phase III studies, we anticipate filing a new drug application ("NDA") with the Food and Drug Administration ("FDA") in 2002.

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

        We expect to continue to incur operating losses at least through 2003. This is due primarily to projected spending for the development of our product candidates. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of Orathecin and other drug candidates, and our ability to control our costs.

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

Results of Operations

  Three months ended March 31, 2002 compared to three months ended March 31, 2001.

        Revenues were $1.6 million in the first quarter of 2002 compared to $1.8 million 2001. The decrease was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia, because of unusually low inventory levels. The company that had been purifying our Nipent finished product filed for bankruptcy in mid-2001. We contracted with a new manufacturer for the purification in 2001 and it has completed two production batches of Nipent. The new manufacturer is now in the process of being inspected by the FDA. Once the manufacturer is approved by the FDA, the batches of Nipent can be released to inventory and be available for sale. Until the FDA gives its clearance, we may still experience interruption in sales of Nipent. Sales in the first quarter of 2002 included approximately $50,000 in sales to Europe. There were no European sales in the first quarter of 2001. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 54% in the first quarter of 2002 compared to 23% during the same period in 2001. The increase in cost of sales percentage in 2002 was due to the decline in sales of Nipent and a larger proportion of our sales related to generic mitomycin, which is sold at lower margins than Nipent. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $7.2 million in the first quarter of 2002 compared to $11.8 million in 2001. The decline was due primarily to the completion of enrollment in 2001 of over 1,800 patients into our Phase III clinical trials of Orathecin for pancreatic cancer. Although we are continuing to enroll new patients into our Phase III trials for decitabine, we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $6.5 million in the first quarter of 2002 compared to $4.6 million in 2001. This increase was due primarily to higher expenditures for patent and copyright legal expenses, liability insurance, business development relating to our European start up operations, sales salaries and bonuses, and executive bonuses.

        Interest income was $0.7 million in the first quarter of 2002 compared to $2.0 million in 2001. This was due to lower available cash and marketable securities balances and a decline in interest rates.

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $56.2 million at March 31, 2002, compared to $74.0 million at December 31, 2001. In addition, at March 31, 2002 we held approximately 2.7 million shares of registered stock of AVI BioPharma, Inc., with a market value of $21.8 million.

        The net cash used in operating activities in the first quarter of 2002 was $15.7 million, which consisted primarily of the net loss of $12.1 million and the reduction of accounts payable and accrued liabilities totaling $4.2 million. In addition, during the first quarter of 2002, we repurchased 183,500 shares of our common stock on the open market at a net cost of $1.2 million.

        We believe that our current cash, cash equivalents and marketable securities will satisfy our cash requirements at least through December 31, 2003. Our primary planned uses of cash during that period are:

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

        If regulatory approval for Orathecin is not supported by our clinical data or if filing or approval of a New Drug Application with the FDA is delayed our business will be harmed.    We have expended significant resources on developing Orathecin and preparing an infrastructure to support its sales and marketing if approved for sale by regulatory authorities. While we believe we have a portfolio of product candidates with promise, we have focused much of our attention and resources on developing Orathecin. Our ongoing Phase III Orathecin clinical trials are large and complex and are requiring a significant amount of time and statistical analysis. For example, the trial design of these studies allows patients who initially were being treated with Gemzar or other therapies to elect to be treated with Orathecin. At the time the trials were designed, based on results of cancer studies conducted by others, we believed that the percentage of patients that would cross over for treatment with Orathecin would be in the range of 10% to 20% of the enrolled patients. Based on a preliminary review of the clinical trial information, we believe that the number of patients in our Orathecin studies that have actually crossed over to treatment with Orathecin has exceeded the number anticipated. This cross over could affect the statistical analysis of the study. There is no assurance that the data or statistical analysis from these trials will support an NDA or that we will not be required to perform additional studies. If we are able to file an NDA, the approval process may take a significant amount of time and we may not be approved. If our Orathecin development activities are unsuccessful for these or other reasons our business will be harmed.

        The termination of our Orathecin related agreements with Abbott may negatively impact our business.    While we believe that the termination of our agreements with Abbott are advantageous to us in a number of respects, the termination also creates some challenges and uncertainties. By terminating our Orathecin related agreements we have eliminated restraints on our business activities and expanded some of our strategic alternatives which we deem very beneficial. At the same time we have foregone the opportunity to receive future milestone payments and other potential revenue and benefits from a well established and respected pharmaceutical company. In this respect the termination of the Abbott agreements may negatively impact our liquidity as we can not offset our development expenses with milestone payments, In addition, the termination of the agreements may be perceived negatively by other potential partners and may make it difficult for us to pursue opportunities with Orathecin or any other of our proprietary compounds. Because strategic relationships are critical to our business strategy and success such a perception may negatively impact our business.

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

        We have a history of operating losses and an accumulated deficit, we may not achieve or maintain profitability in the future, and we may need to obtain additional funding.    We incurred cumulative losses of $195.8 million for the period from inception through March 31, 2002. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2003. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize Orathecin. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

  •
  increases in the level of our research and development, including the timing and costs of any expansion of clinical trials;

  •
  regulatory approvals of competing products, or expanded labeling approvals of existing products;

  •
  increases in sales and marketing expenses related to the commercial launch of Orathecin and other products;

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

        We depend on third parties for manufacturing and storage of our products and our business may be harmed if the manufacture of our products is interrupted or discontinued.    We have no manufacturing facilities and we currently rely on third parties for manufacturing activities related to all of our products. As we develop new products and increase sales of our existing products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products, including Orathecin.

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

        Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs, and result in our being unable to effectively sell our products. In addition, we may be unable to locate replacement supply sources, or the sources that we may locate may not provide us with similar reliability or pricing and our business could suffer. The company that had been purifying our Nipent finished product filed for bankruptcy in mid-2001. We contracted with a new manufacturer for the purification of Nipent in 2001 and it has completed two production batches of Nipent. The new manufacturer is now in the process of being inspected by the FDA. Once the manufacturer is approved by the FDA, the batches of Nipent can be released to inventory and be available for sale. If this approval is not received prior to the depletion of our inventory levels, we may experience an interruption in sales of Nipent.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Executive Employment, Confidential Information, Invention Assignment, and Arbitration Agreement dated March 1, 2002 between the Registrant and Joseph Rubinfeld.
	10.2*	Research Agreement (Camptothecin) dated November 15, 1999 between the Registrant and Clayton Foundation for Research
	10.3*	Research Agreement (Paclitaxel) dated November 15, 1999 between the Registrant and Clayton Foundation for Research
	10.4*	License Agreement (Camptothecin) dated November 15, 1999 between the Registrant and Clayton Foundation for Research
	10.5*	License Agreement (Paclitaxel) dated November 15, 1999 between the Registrant and Clayton Foundation for Research

  *
  Previously filed with the SEC on January 21, 2000 under grants for confidential treatment for certain portions of these exhibits. Documents now being filed in their entirety.

(b)	Reports on Form 8-K

Form 8-K dated March 4, 2002, filed on March 8, 2002, regarding the termination of the Worldwide Sales, Distribution, and Development Agreement and the Common Stock and Option Purchase Agreement between the Registrant and Abbott Laboratories.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date: May 15, 2002	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES