Form 10-Q
period 2002-06-30
SUPERGEN INC
filed 2002-08-14
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 8, 2002, was 32,105,136.

TABLE OF CONTENTS

Page No.
PART I FINANCIAL INFORMATION
Item 1—Financial Statements (Unaudited)
Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3
Consolidated Statements of Operations for the three and six month periods ended June 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6
Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3—Quantitative and Qualitative Disclosures About Market Risk	20
PART II OTHER INFORMATION
Item 4—Submission of Matters to a Vote of Security Holders	21
Item 6—Exhibits and Reports on Form 8-K	21
SIGNATURES	22

SUPERGEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,110	$17,650
Marketable securities	22,014	50,178
Accounts receivable	4,805	2,509
Inventories	1,965	1,833
Prepaid expenses and other current assets	2,592	1,465

Total current assets	43,486	73,635
Marketable securities—non-current	3,876	6,164
Investment in stock of related parties	8,542	29,934
Due from related parties	748	991
Property, plant and equipment, net	6,023	6,345
Developed technology at cost, net	943	1,090
Goodwill and other intangibles, net	1,079	1,157
Restricted cash	3,427	3,367
Other assets	30	34

Total assets	$68,154	$122,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,130	$9,122
Payable to AVI BioPharma, Inc	500	1,170
Deferred revenue	1,000	1,000
Accrued employee benefits	2,028	1,460

Total current liabilities	7,658	12,752
Deferred revenue—non-current	1,667	2,167

Total liabilities	9,325	14,919

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 32,125,136 and 32,821,163 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	32	33
Additional paid in capital	280,340	284,115
Deferred compensation	(84)	(122)
Accumulated other comprehensive gain (loss)	(14,706)	7,499
Accumulated deficit	(206,753)	(183,727)

Total stockholders' equity	58,829	107,798

Total liabilities and stockholders' equity	$68,154	$122,717

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Net sales revenue	$5,614	$3,294	$6,958	$4,852
Other revenue	331	250	581	500

Total revenue	5,945	3,544	7,539	5,352
Operating expenses:
Cost of sales	1,738	914	2,466	1,276
Research and development	8,841	11,672	16,023	23,460
Selling, general, and administrative	6,750	6,165	13,239	10,770

Total operating expenses	17,329	18,751	31,728	35,506
Loss from operations	(11,384)	(15,207)	(24,189)	(30,154)
Interest income	439	1,467	1,163	3,447

Net loss	$(10,945)	$(13,740)	$(23,026)	$(26,707)

Basic and diluted net loss per share	$(0.34)	$(0.42)	$(0.71)	$(0.81)

Weighted average shares used in basic and diluted net loss per share calculation	32,400	32,764	32,591	33,009

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(23,026)	$(26,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	926	907
Amortization of deferred revenue	(500)	(500)
Expense related to stock options and warrants granted to non-employees	157	398
Non-cash charge related to acquisition of license agreement	—	369
Changes in operating assets and liabilities:
Accounts receivable	(2,296)	(365)
Inventories	(132)	166
Prepaid expenses and other assets	(1,123)	(788)
Due from related parties	243	(114)
Restricted cash	(60)	(95)
Accounts payable and other liabilities	(5,094)	(1,040)

Net cash used in operating activities	(30,905)	(27,769)

Investing activities:
Purchases of marketable securities	(20,427)	(19,510)
Sales or maturities of marketable securities	50,066	7,135
Purchase of investment in Peregrine Pharmaceuticals	—	(253)
Purchases of property and equipment	(341)	(1,650)

Net cash provided by (used in) investing activities	29,298	(14,278)

Financing activities:
Issuance of common stock, net of issuance costs	277	856
Repurchases of common stock	(4,210)	(7,084)

Net cash used in financing activities	(3,933)	(6,228)

Net decrease in cash and cash equivalents	(5,540)	(48,275)
Cash and cash equivalents at beginning of period	17,650	70,731

Cash and cash equivalents at end of period	$12,110	$22,456

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities: Issuance of warrant related to consulting agreement	$—	$758

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002.

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

        Investments in marketable securities consist of corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We designate all debt securities as available-for-sale, with unrealized gains and losses included as a component of equity.

        The following is a summary of available-for-sale securities as of June 30, 2002 (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
U.S. corporate debt securities	$31,812	$101	$31,913
U.S. government debt securities	4,502	14	4,516
Marketable equity securities	23,190	(14,821)	8,369

Total	$59,504	$(14,706)	$44,798

        Balance sheet classification as of June 30, 2002 (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
Amounts included in cash and cash equivalents	$11,018	$(1)	$11,017
Marketable securities, current	21,909	105	22,014
Marketable securities, non-current	4,078	(202)	3,876
Amounts included in investment in stock of related parties	22,499	(14,608)	7,891

Total	$59,504	$(14,706)	$44,798

        Available-for-sale securities by contractual maturity (in thousands):

	Estimated Fair Value
	June 30, 2002	December 31, 2001
Debt securities:
Due in one year or less	$33,031	$65,201
Due after one year through three years	3,398	5,550

	36,429	70,751
Marketable equity securities	8,369	29,899

Total	$44,798	$100,650

        There were no realized gains and losses for the three and six month periods ended June 30, 2002 and 2001.

NOTE 3. INVENTORIES

        Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw material	$139	$176
Work in process	1,497	960
Finished goods	329	697

	$1,965	$1,833

NOTE 4. STOCKHOLDERS' EQUITY

Stock Repurchase Plan

        In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. In March 2001, the Board authorized the repurchase of an additional one million shares, but maintained the $20,000,000 repurchase total. During the six months ended June 30, 2002, we repurchased 749,000 shares of our common stock at a cost, net of commissions, of $4,209,000. All shares repurchased have been retired.

NOTE 5. COMPREHENSIVE INCOME/LOSS

        For the three months ended June 30, 2002 and 2001, total comprehensive income (losses) amounted to ($25,061,000) and $1,920,000, respectively. For the six months ended June 30, 2002 and 2001, total comprehensive losses amounted to ($45,232,000) and ($12,550,000), respectively. Comprehensive income or losses consisted primarily of the net losses and unrealized gains or losses on investments.

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

NOTE 7. GOODWILL AND OTHER INTANGIBLES

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, which became effective for fiscal years beginning after December 15, 2001, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing impairment of goodwill and intangible assets with indefinite useful lives. We adopted SFAS 142 on January 1, 2002. At June 30, 2002, we had approximately $730,000 in goodwill that is no longer being amortized. The amortization expense and adjusted net loss for the three and six month periods ended June 30, 2002 and 2001 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss as reported	$(10,945)	$(13,740)	$(23,026)	$(26,707)
Amortization expense	—	137	—	274

Adjusted net loss	$(10,945)	$(13,603)	$(23,026)	$(26,433)

Adjusted basic and diluted net loss per share	$(0.34)	$(0.42)	$(0.71)	$(0.80)

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENT

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

NOTE 9. TERMINATION OF AGREEMENTS WITH ABBOTT LABORATORIES

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

        On March 4, 2002, SuperGen and Abbott mutually terminated the Common Stock and Option Purchase Agreement and the Worldwide Sales, Distribution and Development Agreement. We regained all marketing rights to Orathecin worldwide and are no longer obligated to share profits from product sales of Orathecin. Abbott no longer has the right or obligation to purchase the remaining aggregate amount of $52.5 million of shares of our common stock, no longer has the option to purchase up to 49% of our outstanding shares, no longer has the right of first discussion with respect to our product portfolio, and no longer has a right of first refusal to acquire us. In connection with this termination agreement, we agreed to reimburse Abbott for development work they completed on our behalf totaling $1.6 million. Of this total, $250,000 remained in Accounts payable and accrued liabilities at June 30, 2002.

NOTE 10. AGREEMENT WITH EUROGEN PHARMACEUTICALS LTD.

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

        EuroGen is not yet an operating company, but we intend to hold a substantial equity interest in the company once it raises additional capital and is operational. We have not yet determined our ownership share of EuroGen, but it may be as much as ninety-five percent. Through June 30, 2002, we had advanced $602,000 to EuroGen to fund its start-up operations. We do not expect to be reimbursed for these advances, and have charged this amount to selling, general, and administrative expenses in the current year.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events and include the following: our statements regarding the timing of filing of a new drug application for Orathecin; our estimates about becoming profitable; our forecasts regarding our research and development expenses; our estimates of the cost of decitabine clinical trials and our statements regarding the sufficiency of our cash to meet our operating needs. Any or all of these forward-looking statements may turn out to be wrong. For example, our clinical data in our Orathecin clinical trials may not support filing of an NDA or the FDA may not approve our application if filed; the analysis of our clinical trial data may be more complex than we anticipate causing delays; we may not be successful in commercializing our products and may not become profitable when planned or at all; our research and development expenses may be larger than we currently anticipate; our decitabine trials may be more complex than we currently anticipate and our cash and capital resources may be insufficient to meet our needs. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent®, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $206.8 million for the period from inception through June 30, 2002. These losses include non-cash charges of $20 million for the acquisition of in-process research and development.

        We have completed patient enrollment in each of the three separate stand-alone pivotal Phase III clinical trials with Orathecin for treatment of pancreatic cancer. The three studies—"Gemzar refractory," where patients who failed treatment with Gemzar were randomized to either Orathecin or 5-FU; "Chemotherapy refractory," where patients who have failed multiple types of chemotherapy are randomized to either Orathecin or the next best therapy; and "Chemotherapy naïve," where patients who have had no prior chemotherapy are randomized to Orathecin or Gemzar—have enrolled a combined total of over 1,800 patients. We are still in the process of compiling, auditing, and analyzing data from each of the three clinical trials. The trial design for each of the three studies allows patients who initially were being treated with Gemzar or other therapies to "cross over," or elect to be treated with Orathecin. At the time the trials were designed, based on results of cancer studies conducted by others, we believed that the percentage of patients that would cross over for treatment with Orathecin would be in the range of 10% to 20% of the enrolled patients. Based on preliminary review of the clinical trial information, we believe that the number of patients in our Orathecin studies that have actually crossed over to Orathecin has exceeded the number anticipated. This could affect the timing and statistical analysis of the studies. We plan to meet with the Food and Drug Administration ("FDA") in September or October 2002 to discuss the data from these clinical studies. Assuming favorable results from any one or a combination of our Phase III studies, we anticipate filing a new drug application ("NDA") with the FDA by the end of 2002.

        We have initiated Phase III clinical trials with decitabine for treatment of myelodysplastic syndrome, and are continuing to pursue Phase I and II clinical trials with Orathecin and a number of other drug candidates for treatment of other cancers and hematological malignancies. We are also conducting trials with Nipent, currently approved for hairy cell leukemia, for use in other indications such as graft-versus-host disease, chronic lymphocytic leukemia, and non-Hodgkin's lymphoma.

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

        In late 1999, we entered into two agreements related to Orathecin with Abbott Laboratories under which Abbott would undertake to market and distribute Orathecin and under which Abbott was obligated to make investments in the Company based on achievements of milestone events. We were to co-promote Orathecin with Abbott in the United States and Abbott had exclusive rights to market Orathecin outside of the United States. In the U.S. market, we would have shared profits from product sales equally with Abbott. Outside the U.S. market, Abbott would have paid us royalties and transfer fees based on product sales. In March 2002, we mutually terminated these agreements with Abbott and they no longer have any marketing, promotion, or royalty rights relating to Orathecin. We agreed to pay Abbott $1.6 million for development activities undertaken by Abbott and we relieved Abbott of any obligation to pay us further milestone payments. We continue to be responsible for pursuing and funding the clinical development of Orathecin and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

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

Results of Operations

  Three months ended June 30, 2002 compared to three months ended June 30, 2001.

        Revenues were $5.9 million in the second quarter of 2002 compared to $3.5 million 2001. The increase was attributed to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. We have increased our market share for the treatment of hairy cell leukemia, due to publication of ten-year survival data for Nipent, and there has been increased demand for the drug for use in clinical development programs and off label uses in the treatment of graft-versus-host disease, chronic lymphocytic leukemia, and non-Hodgkin's lymphoma. We also had experienced unusually low inventory levels during the first quarter of 2002, while we were waiting for the new company that was purifying Nipent to be qualified by the FDA. The manufacturer was qualified by the FDA in May 2002 and all back orders have been fulfilled. In addition, our annual price increase for Nipent went into effect on June 30 in 2002, versus July 15 in 2001, which may have shifted more sales into the second quarter of 2002. Sales in the second quarter of 2002 included approximately $355,000 in sales to Europe, compared to $338,000 in the second quarter of 2001. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 31% in the second quarter of 2002 compared to 28% during the same period in 2001. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $8.8 million in the second quarter of 2002 compared to $11.7 million in 2001. The decline was due primarily to the completion of enrollment in 2001 of over 1,800 patients into our Phase III clinical trials of Orathecin for pancreatic cancer. Although we are continuing to enroll new patients into our Phase III trials for decitabine, we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $6.8 million in the second quarter of 2002 compared to $6.2 million in 2001. This increase was due primarily to higher expenditures for liability insurance, business development relating to our European start up operations, and administrative salaries and bonuses.

        Interest income was $0.4 million in the second quarter of 2002 compared to $1.5 million in 2001. This was due to lower available cash and marketable securities balances and a decline in interest rates.

  Six months ended June 30, 2002 compared to six months ended June 30, 2001.

        Revenues were $7.5 million in the first half of 2002 compared to $5.4 million 2001. The increase was due primarily to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. As noted above, we have increased our market share for the treatment of hairy cell leukemia, due to publication of ten-year survival data for Nipent, and there has been increased demand for the drug for use in clinical development programs and off label uses in the treatment of graft- versus-host disease, chronic lymphocytic leukemia, and non-Hodgkin's lymphoma. In addition, our annual price increase for Nipent went into effect on June 30 in 2002, versus July 15 in 2001, which may have shifted more sales into the second quarter of 2002. Sales in the first half of 2002 included approximately $400,000 in sales to Europe, compared to $338,000 in the first half of 2001. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 35% in the first half of 2002 compared to 26% during the same period in 2001. The increase in cost of sales percentage in 2002 was due to a larger portion of our sales being related to generic mitomycin, which is sold at lower margins than Nipent. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $16.0 million in the first half of 2002 compared to $23.5 million in 2001. The decline was due primarily to the completion of enrollment in 2001 of over 1,800 patients into our Phase III clinical trials of Orathecin for pancreatic cancer. Although we are continuing to enroll new patients into our Phase III trials for decitabine, we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $13.2 million in the first half of 2002 compared to $10.8 million in 2001. This increase was due primarily to higher expenditures for patent and copyright legal expenses, liability insurance, business development relating to our European start up operations, sales salaries and bonuses, and administrative salaries and bonuses.

        Interest income was $1.2 million in the first quarter of 2002 compared to $3.5 million in 2001. This was due to lower available cash and marketable securities balances and a decline in interest rates.

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $38.0 million at June 30, 2002, compared to $74.0 million at December 31, 2001. In addition, at June 30, 2002 we held approximately 2.7 million shares of registered stock of AVI BioPharma, Inc., with a market value of $7.9 million. Our cost basis in this investment is $22.5 million. We have recorded the unrealized loss as a component of equity. However, should the decline in value be deemed to be other than temporary, we will take a charge to earnings for the unrealized loss at that time.

        The net cash used in operating activities in the first half of 2002 was $30.9 million, which consisted primarily of the net loss of $23.0 million, increases in accounts receivable of $2.3 million, increases in prepaid expenses and other assets of $1.1 million, and the reduction of accounts payable and accrued liabilities totaling $5.1 million. In addition, during the first half of 2002, we repurchased 749,000 shares of our common stock on the open market at a net cost of $4.2 million.

        We believe that our current cash, cash equivalents and marketable securities will satisfy our cash requirements at least through June 2003. It is our intention to pursue additional financing options, which include selling additional shares of stock and/or exploring marketing partnership opportunities for Orathecin and decitabine.

        Our primary planned uses of cash are as follows:

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

        If the results of further clinical testing indicate that our proposed products are not safe and effective for human use, our business will suffer. Most of our products are in the development stage and prior to their sale will require the commitment of substantial resources. All of the potential proprietary products that we are currently developing will require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. For example, our Orathecin studies have been extremely complex, making it difficult for us to accurately predict definitive dates for regulatory milestone events. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

        We have a history of operating losses and an accumulated deficit, we may not achieve or maintain profitability in the future, and we may need to obtain additional funding. We incurred cumulative losses of $206.8 million for the period from inception through June 30, 2002. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2003. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize Orathecin. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia and to bring our proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

        Even if we do become profitable, we may need substantial additional funding. We expect that our rate of spending will accelerate as a result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of our products now in development. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through June 2003. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. Our business, results of operations and cash flows will be adversely affected if we fail to obtain adequate funding in a timely manner, or at all. We may receive funds from the sale of equity securities, or the exercise of outstanding warrants and stock options. However, we cannot assure you that any of those fundings will occur, or if they occur, that they will be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share.

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

        Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs, and result in our being unable to effectively sell our products. In addition, we may be unable to locate replacement supply sources, or the sources that we may locate may not provide us with similar reliability or pricing and our business could suffer. For example, the company that had been purifying our Nipent finished product filed for bankruptcy in mid-2001, and although we were able to locate a replacement manufacturer quickly, the replacement manufacturer did not receive FDA approval until May 2002. As a result, we experienced unusually low inventory levels during the first quarter of 2002, causing our first quarter revenues to suffer. The new manufacturer has completed two production batches, which should meet our supply needs for the next year.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 29, 2002. The results of the voting were as follows:

Proposal 1:        Election of the Board of Directors of the Company.

Nominee	Votes For	Votes Withheld
Joseph Rubinfeld	28,181,440	1,871,527
Denis Burger	29,776,870	276,097
Thomas V. Girardi	29,787,865	265,102
Walter J. Lack	29,787,500	265,467
James S.J. Manuso	29,865,310	187,657
Daniel Zurr	26,112,893	3,940,074

Proposal 2:        Ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2002:

Votes For:	29,671,890
Votes Against:	333,958
Votes Abstaining:	47,119
Broker Non-Votes:	—

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b)
No reports were filed on Form 8-K during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	August 14, 2002	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERGEN, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES