Form 10-Q
period 2002-09-30
SUPERGEN INC
filed 2002-11-14
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 8, 2002, was 32,859,068.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,243	$17,650
Marketable securities	16,033	50,178
Accounts receivable	643	2,509
Inventories	2,620	1,833
Prepaid expenses and other current assets	2,542	1,465

Total current assets	33,081	73,635
Marketable securities—non-current	5,131	6,164
Investment in stock of related parties	14,849	29,934
Due from related parties	738	991
Property, plant and equipment, net	5,708	6,345
Developed technology at cost, net	842	1,090
Goodwill and other intangibles, net	1,039	1,157
Restricted cash	3,469	3,367
Other assets	30	34

Total assets	$64,887	$122,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,111	$9,122
Payable to AVI BioPharma, Inc.	750	1,170
Deferred revenue	1,000	1,000
Accrued employee benefits	2,093	1,460

Total current liabilities	7,954	12,752
Deferred revenue—non-current	1,417	2,167

Total liabilities	9,371	14,919

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 33,284,768 and 32,821,163 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	33	33
Additional paid in capital	282,608	284,115
Deferred compensation	(66)	(122)
Accumulated other comprehensive gain (loss)	(194)	7,499
Accumulated deficit	(226,865)	(183,727)

Total stockholders' equity	55,516	107,798

Total liabilities and stockholders' equity	$64,887	$122,717

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Net sales revenue	$657	$2,593	$7,615	$7,445
Other revenue	250	250	831	750

Total revenue	907	2,843	8,446	8,195
Operating expenses:
Cost of sales	161	623	2,627	1,898
Research and development	7,776	12,116	23,799	35,577
Selling, general, and administrative	4,987	4,752	18,226	15,522

Total operating expenses	12,924	17,491	44,652	52,997
Loss from operations	(12,017)	(14,648)	(36,206)	(44,802)
Interest income	259	1,201	1,422	4,648
Other expense	(8,354)	—	(8,354)	—

Net loss	$(20,112)	$(13,447)	$(43,138)	$(40,154)

Basic and diluted net loss per share	$(0.63)	$(0.41)	$(1.33)	$(1.22)

Weighted average shares used in basic and diluted net loss per share calculation	32,056	32,895	32,411	32,971

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(43,138)	$(40,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,422	1,356
Amortization of deferred revenue	(750)	(750)
Expense related to stock options and warrants granted to non-employees	161	665
Non-cash charge related to acquisition of license agreement	—	369
Changes in operating assets and liabilities:
Accounts receivable	1,866	(585)
Inventories	(787)	163
Prepaid expenses and other assets	(1,073)	(7)
Due from related parties	253	(115)
Other receivables	—	1,186
Restricted cash	(102)	(125)
Accounts payable and other liabilities	(4,798)	(587)

Net cash used in operating activities	(46,946)	(38,584)

Investing activities:
Purchases of marketable securities	(27,396)	(38,423)
Sales or maturities of marketable securities	69,966	30,185
Purchase of investment in Peregrine Pharmaceuticals	—	(253)
Purchases of property and equipment	(363)	(1,966)

Net cash provided by (used in) investing activities	42,207	(10,457)

Financing activities:
Issuance of common stock, net of issuance costs	4,783	3,504
Repurchases of common stock	(6,451)	(8,299)

Net cash used in financing activities	(1,668)	(4,795)

Net decrease in cash and cash equivalents	(6,407)	(53,836)
Cash and cash equivalents at beginning of period	17,650	70,731

Cash and cash equivalents at end of period	$11,243	$16,895

Supplemental Disclosures of Cash Flow Information:
Non-cash investing and financing activities:
Issuance of warrant related to consulting agreement	$—	$758

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ended December 31, 2002.

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

        Investments in marketable securities consist of equity securities and corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We designate all marketable securities as available-for-sale, with unrealized gains and losses included as a component of equity.

        The following is a summary of available-for-sale securities as of September 30, 2002 (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
U.S. corporate debt securities	$22,583	$78	$22,661
U.S. government debt securities	3,961	12	3,973
Marketable equity securities	14,836	(284)	14,552

Total	$41,380	$(194)	$41,186

        Balance sheet classification as of September 30, 2002 (in thousands):

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Value
Amounts included in Cash and cash equivalents	$5,823	—	$5,823
Marketable securities, current	15,982	$51	16,033
Marketable securities, non-current	5,281	(150)	5,131
Amounts included in Investment in stock of related parties	14,294	(95)	14,199

Total	$41,380	$(194)	$41,186

        Available-for-sale securities by contractual maturity (in thousands):

	Estimated Fair Value
	September 30, 2002	December 31, 2001
Debt securities:
Due in one year or less	$21,856	$65,201
Due after one year through three years	4,778	5,550

	26,634	70,751
Marketable equity securities	14,552	29,899

Total	$41,186	$100,650

        During the quarter ended September 30, 2002, we recorded an other than temporary loss of $8,354,000 relating to our investments in the stocks of AVI BioPharma, Inc. and Inflazyme, Inc. This write-down was recorded as Other expense on the Condensed Statement of Operations. The investment in AVI BioPharma is included on the Balance Sheet in Investment in stock of related parties, and the investment in Inflazyme is included in Marketable securities, non-current. The write-down reduced our cost bases of these equity investments to $14,294,000 and $18,000, respectively.

NOTE 3. INVENTORIES

        Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw material	$133	$176
Work in process	1,494	960
Finished goods	993	697

	$2,620	$1,833

NOTE 4. STOCKHOLDERS' EQUITY

Private Placement Stock Issuance

        In September 2002, we entered into a Securities Purchase Agreement and Registration Rights Agreement with several investors for the private placement of shares of our common stock and warrants. In connection with these agreements, we issued 1,806,400 shares of our common stock to the investors at a per share price of $2.50, for an aggregate amount of $4,516,000, and issued warrants to the investors for the purchase of the same number of shares.

        The warrants have the following characteristics: (i) 1,204,269 (66 2/3%) of the warrants have an exercise price of $4.00 and the other 602,131 (33 1/3%) of the warrants have an exercise price of $5.00 per share, (ii) the warrants will be exercisable for a term of four years, (iii) the exercise prices of the warrants will be subject to adjustment so that, if we issue any shares of our common stock (including options and warrants, with standard exceptions), at a price that is lower than the respective exercise prices, then the respective exercise prices will be reduced to each such lower price, provided, however, that after 540 days of issuance of the warrants, the respective exercise prices shall not be reduced to less than $2.50, and (iv) after two years, the warrants will be redeemable by SuperGen if the shares of our common stock are trading at above 200% of the respective exercise prices for twenty consecutive days.

        As compensation to the placement agent, we paid the placement agent $310,000 in cash and issued a five-year warrant to an affiliate of the placement agent for the purchase of 118,000 shares of our common stock at an exercise price of $3.00 per share. Using the Black-Scholes valuation method, we calculated the value of these warrants to be $176,000, which was treated as part of the cost of the offering.

Stock Repurchase Plan

        In September 2000, the SuperGen Board of Directors authorized a stock repurchase plan to acquire, in the open market, an aggregate of up to one million shares of our common stock, at prices not to exceed $22.00 per share or $20,000,000 in total. In March 2001 and September 2002, the Board authorized increases in the number of shares to be acquired under the repurchase plan, but maintained the $20,000,000 repurchase total.

        During the nine months ended September 30, 2002, we repurchased 1,460,000 shares of our common stock at a cost, net of commissions, of $6,451,000. Since inception of the stock repurchase plan, we have repurchased 2,608,000 shares of our common stock at a cost, net of commissions, of $17,964,000. All shares repurchased have been retired.

NOTE 5. COMPREHENSIVE LOSS

        For the three months ended September 30, 2002 and 2001, total comprehensive losses amounted to $13,954,000 and $20,191,000, respectively. For the nine months ended September 30, 2002 and 2001, total comprehensive losses amounted to $59,186,000 and $32,740,000, respectively. Comprehensive losses consisted primarily of the net losses and unrealized gains or losses on investments.

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

NOTE 7. GOODWILL AND OTHER INTANGIBLES

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, which became effective for fiscal years beginning after December 15, 2001, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing impairment of goodwill and intangible assets with indefinite useful lives. We adopted SFAS 142 on January 1, 2002. At September 30, 2002, we had approximately $730,000 in goodwill that is no longer being amortized. The amortization expense and adjusted net income for the three and nine month periods ended September 30, 2002 and 2001 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss as reported	$(20,112)	$(13,447)	$(43,138)	$(40,154)
Amortization expense	—	68	—	204

Adjusted net loss	$(20,112)	$(13,379)	$(43,138)	$(39,950)

Adjusted basic and diluted net loss per share	$(0.63)	$(0.41)	$(1.33)	$(1.21)

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

        On March 4, 2002, SuperGen and Abbott mutually terminated the Common Stock and Option Purchase Agreement and the Worldwide Sales, Distribution and Development Agreement. We regained all marketing rights to Orathecin worldwide and are no longer obligated to share profits from product sales of Orathecin. Abbott no longer has the right or obligation to purchase the remaining aggregate amount of $52.5 million of shares of our common stock, no longer has the option to purchase up to 49% of our outstanding shares, no longer has the right of first discussion with respect to our product portfolio, and no longer has a right of first refusal to acquire us. In connection with this termination agreement, we agreed to reimburse Abbott for development work they completed on our behalf totaling $1.6 million. Of this total, $80,000 remained in Accounts payable and accrued liabilities at September 30, 2002.

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

        EuroGen is not yet an operating company, but we intend to hold a substantial equity interest in the company once it raises additional capital and is operational. We have not yet determined our ownership share of EuroGen, but it may be as much as ninety-five percent. Through September 30, 2002, we had advanced $776,000 to EuroGen to fund its start-up operations. We do not expect to be reimbursed for these advances, and have charged this amount to selling, general, and administrative expenses in the current year.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events and include the following: our statements regarding the timing of filing of a new drug application for Orathecin™; our estimates about becoming profitable; our forecasts regarding our research and development expenses; our estimates of the cost of decitabine clinical trials and our statements regarding the sufficiency of our cash to meet our operating needs. Any or all of these forward-looking statements may turn out to be wrong. For example, our clinical data in our Orathecin clinical trials may not support filing of an NDA or the FDA may not approve our application if filed; the analysis of our clinical trial data may be more complex than we anticipate causing delays; we may not be successful in commercializing our products and may not become profitable when planned or at all; our research and development expenses may be larger than we currently anticipate; our decitabine trials may be more complex than we currently anticipate and our cash and capital resources may be insufficient to meet our needs. Inaccurate assumptions we might make and known or unknown risks and uncertainties can affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and our actual results may differ materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent®, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $226.9 million for the period from inception through September 30, 2002. These losses include non-cash charges of $20 million for the acquisition of in-process research and development.

        We have completed patient enrollment in each of the three separate stand-alone pivotal Phase III clinical trials with Orathecin for treatment of pancreatic cancer. The three studies—"Gemzar refractory," where patients who failed treatment with Gemzar were randomized to either Orathecin or 5-FU; "Chemotherapy refractory," where patients who have failed multiple types of chemotherapy are randomized to either Orathecin or the next best therapy; and "Chemotherapy naïve," where patients who have had no prior chemotherapy are randomized to Orathecin or Gemzar—have enrolled a combined total of over 1,800 patients. We met with the Food and Drug Administration ("FDA") in late October 2002 to discuss the data from the first two Phase III clinical studies noted above, along with data from our Phase II studies with Orathecin that had previously been presented at a meeting of the American Society of Clinical Oncology. The FDA has granted Orathecin "fast track" designation for the treatment of patients with locally advanced or metastatic pancreatic cancer that is resistant or refractory to chemotherapies. Fast track designation allows the FDA to initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides a schedule for the submission of the remaining information and pays applicable user fees. Additionally, under the fast track provisions, the FDA is committed to working with us for the purpose of expediting the clinical development and evaluation of the drug safety, and efficacy for the fast track indication. After a favorable meeting with the FDA, we will begin submitting sections of the NDA by the end of 2002.

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

        We expect to continue to incur operating losses at least through 2003. This is due primarily to projected spending for the development of our product candidates. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the indications in which our products are approved to treat, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of Orathecin and other drug candidates, and our ability to control our costs.

        In late 1999, we entered into two agreements related to Orathecin with Abbott Laboratories under which Abbott would market and distribute Orathecin and under which Abbott was obligated to make investments in the Company based on achievements of milestone events. We were to co-promote Orathecin with Abbott in the United States and Abbott had exclusive rights to market Orathecin outside of the United States. In the U.S. market, we would have shared profits from product sales equally with Abbott. Outside the U.S. market, Abbott would have paid us royalties and transfer fees based on product sales. In March 2002, we mutually terminated these agreements with Abbott and they no longer have any marketing, promotion, or royalty rights relating to Orathecin. We agreed to pay Abbott $1.6 million for development activities undertaken by Abbott and we relieved Abbott of any obligation to pay us further milestone payments. We continue to be responsible for pursuing and funding the clinical development of Orathecin and obtaining regulatory approval for the product in the United States, Canada and the member states of the European Union.

        As a result of the termination of the agreements with Abbott, we now have the flexibility to pursue opportunities with Orathecin and other compounds on our own or with a new strategic partner. We are currently evaluating our options as we work toward completion of the ongoing Orathecin trials and evaluate the trial results. Assuming we receive regulatory approval, if we elect to pursue marketing of Orathecin on our own, we will be required to significantly increase our sales and marketing departments to a greater extent than currently planned.

Results of Operations

  Three months ended September 30, 2002 compared to three months ended September 30, 2001.

        Revenues were $0.9 million in the third quarter of 2002 compared to $2.8 million 2001. The decrease was attributed to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia, due primarily to the timing of our annual price increase. In 2002, the price increase went into effect on June 30, which prompted higher sales in the second quarter of 2002. In 2001, the price increase went into effect on July 15, which shifted some of the increased sales into the third quarter of that year. Sales in the third quarters of both 2002 and 2001 did not include any sales to Europe. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 25% in the third quarter of 2002 compared to 24% during the same period in 2001. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $7.8 million in the third quarter of 2002 compared to $12.1 million in 2001. The decline was due primarily to the completion of enrollment in 2001 of over 1,800 patients into our Phase III clinical trials of Orathecin for pancreatic cancer. Although we are continuing to enroll new patients into our Phase III trials for decitabine, we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $5.0 million in the third quarter of 2002 compared to $4.8 million in 2001. This increase was due primarily to higher expenditures for liability insurance, business development relating to our European start up operations, and administrative salaries and bonuses.

        Interest income was $0.3 million in the third quarter of 2002 compared to $1.2 million in 2001. This was due to lower available cash and marketable securities balances and a decline in interest rates.

        During the third quarter of 2002, we recorded other expense of $8.4 million, which represented an other than temporary decline in the value of our investments in the stocks of AVI BioPharma, Inc. and Inflazyme, Inc.

  Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

        Revenues were $8.4 million in the first nine months of 2002 compared to $8.2 million 2001. The increase was due primarily to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. We have increased our market share for the treatment of hairy cell leukemia, due to publication of ten-year survival data for Nipent, and there has been increased demand for the drug for use in clinical development programs and off label uses in the treatment of graft-versus-host disease, chronic lymphocytic leukemia, and non-Hodgkin's lymphoma. Sales in the first nine months of 2002 included approximately $400,000 in sales to Europe, compared to $338,000 in the first nine months of 2001. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 35% in the first nine months of 2002 compared to 25% during the same period in 2001. The increase in cost of sales percentage in 2002 was due to a larger portion of our sales being related to generic mitomycin, which is sold at lower margins than Nipent. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $23.8 million in the first nine months of 2002 compared to $35.6 million in 2001. The decline was due primarily to the completion of enrollment in 2001 of over 1,800 patients into our Phase III clinical trials of Orathecin for pancreatic cancer. Although we are continuing to enroll new patients into our Phase III trials for decitabine, we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $18.2 million in the first nine months of 2002 compared to $15.5 million in 2001. This increase was due primarily to higher expenditures for patent and copyright legal expenses, liability insurance, business development relating to our European start up operations, and administrative salaries and bonuses.

        Interest income was $1.4 million in the first nine months of 2002 compared to $4.6 million in 2001. This was due to lower available cash and marketable securities balances and a decline in interest rates.

        During the first nine months of 2002, we recorded other expense of $8.4 million, which represented an other than temporary decline in the value of our investments in the stocks of AVI BioPharma, Inc. and Inflazyme, Inc.

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $32.4 million at September 30, 2002, compared to $74.0 million at December 31, 2001. In addition, at September 30, 2002 we held approximately 2.7 million shares of registered stock of AVI BioPharma, Inc., with a market value of $14.2 million.

        The net cash used in operating activities in the first nine months of 2002 was $46.9 million, which consisted primarily of the net loss of $43.1 million, a decrease in accounts receivable of $1.9 million, and the reduction of accounts payable and accrued liabilities totaling $4.8 million. In addition, during the first nine months of 2002, we repurchased 1.5 million shares of our common stock on the open market at a net cost of $6.5 million.

        We have financed our operations primarily through the issuance of equity securities and milestone payments in connection with collaborative agreements. We raised approximately $4.5 million in September 2002 through a private placement of shares of our common stock and warrants. As a result of the termination of our Orathecin agreements with Abbott, we no longer receive any milestone payments from Abbott. Nevertheless, we believe that our current cash, cash equivalents, marketable securities, and other investments will satisfy our cash requirements at least through December 2003. However, it is our intention to pursue additional financing options, which include selling additional shares of stock and/or exploring marketing partnership opportunities for Orathecin and decitabine.

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

        We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin, and that our continued ability to raise additional funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. We may not be able to obtain additional funds on acceptable terms, if at all.

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
  •
  government or regulatory delays.

        The clinical results we have obtained to date do not necessarily predict that the results of further testing, including later-stage controlled human clinical testing, will be successful. If our trials are not successful, or are perceived as not successful by the FDA or physicians, our business, financial condition and results of operations will be materially harmed.

        If we fail to obtain regulatory marketing approvals in a timely manner, commercialization of our products will be delayed or prevented and our business will suffer.    Even if we believe our trials are successful, the FDA may require additional clinical testing and, therefore we would have to commit additional unanticipated resources. The FDA has substantial discretion in the drug approval process. We cannot assure you that we will obtain the necessary regulatory approvals to market our products. The FDA and comparable agencies in foreign countries impose substantial requirements for the introduction of both new pharmaceutical products and generic products through lengthy and detailed clinical testing procedures, sampling activities and other costly and time-consuming compliance procedures. We have not yet received marketing approval for any of our internally developed proprietary products. Our proprietary drugs and products will require lengthy clinical trials along with FDA and comparable foreign agency review as new drugs. Our generic drugs will also require regulatory review and approval.

        We generally cannot predict with certainty if or when we might submit for regulatory review those products currently under development. Once we submit our potential products for review, we cannot assure you that the FDA or other regulatory agencies will grant approvals for any of our pharmaceutical products on a timely basis or at all, or if granted may not cover all the clinical indications for which we are seeking approval. Also, an approval might contain significant limitations in the form of narrow indications, warnings, precautions, or contraindications with respect to conditions of use. Any delays or complications in obtaining regulatory approval could hinder our efforts to commercialize our products, generate revenues, and achieve profitability.

        Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. These requirements vary widely from country to country and could delay the introduction of our products in those countries. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to commercialize our products, develop these markets, and have material adverse effects on our results of operations and financial condition.

        If our clinical data for Orathecin cannot support the regulatory approval for or if filing or approval of an NDA with the FDA is delayed our business will be harmed.    We have expended significant resources on developing Orathecin and preparing an infrastructure to support its sales and marketing if approved for sale by regulatory authorities. While we believe we have a portfolio of product candidates with promise, we have focused much of our attention and resources on developing Orathecin. Our ongoing Phase III Orathecin clinical trials are large and complex and are requiring a significant amount of time and statistical analysis. There is no assurance that the data or statistical analysis from these trials will support an approved NDA or that we will not be required to perform additional studies. Once we file an NDA, the approval process may take a significant amount of time and we may not be approved. If our Orathecin development activities are unsuccessful for these or other reasons our business will be substantially harmed.

        The fast track designation of Orathecin may not actually lead to a faster regulatory review or approval.    If a drug is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA "fast track" designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication for which it is being studied. Under fast track provisions, the FDA is committed to working with the sponsor for the purpose of expediting the clinical development and evaluation of the drug safety, and efficacy for the fast track indication. The FDA may also initiate review of sections of an NDA before the NDA is complete.

        Although we have obtained a fast track designation from the FDA for Orathecin for the treatment of patients with locally advanced or metastatic pancreatic cancer that is resistant or refractory to chemotherapies, we cannot guarantee a faster development process, review or approval compared to the conventional FDA procedures. Our fast track designation may be withdrawn by the FDA if the FDA believes that it is no longer supported by emerging data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the accelerated approval procedures. Even if the accelerated approval procedures are available to us, we may elect to use the traditional approval process for strategic and marketing reasons. If Orathecin is approved under the accelerated approval procedures, we will most likely be required to conduct Phase IV studies to provide confirmatory evidence that Orathecin is safe and effective and provides a clinically meaningful benefit to patients. If we fail to verify that Orathecin is safe, effective and provides a clinical meaningful benefit to patients, our FDA approval can be withdrawn on an expedited basis. Furthermore, if serious adverse effects are identified at any time after marketing, our approval may be rapidly revoked and we will not be allowed to continue to market the drug. If the regulatory approval for Orathecin is delayed, or the approval is withdrawn or revoked for any reason, our business will be substantially harmed.

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

        If we cannot complete our clinical trials for decitabine and cannot receive regulatory approval, our business will suffer.    We have initiated Phase III clinical trials with decitabine for treatment of advanced myelodysplastic syndrome, and we are nearing the completion of patient enrollment. We have also received orphan-drug designation for decitabine. There is no assurance that we will be able to complete the patient enrollment as anticipated or that the clinical trial results will support an approved NDA. Even if we will be able to file an NDA, the approval process may take a significant amount of time and we may not be approved. If our decitabine development activities are unsuccessful for these or other reasons our business will be harmed.

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

        We have a history of operating losses and an accumulated deficit, we may not achieve or maintain profitability in the future, and we may need to obtain additional funding.    We incurred cumulative losses of $226.9 million for the period from inception through September 30, 2002. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development. Currently we are not profitable and we expect to continue to incur substantial operating losses at least through 2003. Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize Orathecin. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia, to obtain regulatory approval for and successfully commercialize decitabine, and to bring our other proprietary products to market. Our ability to become profitable will also depend upon a variety of other factors, including the following:

  •
  increases in the level of our research and development, including the timing and costs of any expansion of clinical trials;

  •
  regulatory approvals of competing products, or expanded labeling approvals of existing products;

  •
  increases in sales and marketing expenses related to the commercial launch of Orathecin and other products;

  •
  delays in or inadequate commercial sales of Orathecin and other products, once regulatory approvals have been received; and

  •
  expenditures associated with acquiring products, technologies or companies and further developing these assets.

        We cannot predict the outcome of these factors and we cannot assure you that we will ever become profitable.

        Even if we do become profitable, we may need substantial additional funding. We expect that our rate of spending will accelerate as a result of increased clinical trial costs, manufacturing, sales, and other expenses associated with regulatory approval and commercialization of our products now in development. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through December 2003. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. Our business, results of operations and cash flows will be adversely affected if we fail to obtain adequate funding in a timely manner, or at all. We may receive funds from the sale of equity securities, or the exercise of outstanding warrants and stock options. However, we cannot assure you that any of those fundings will occur, or if they occur, that they will be on terms favorable to us. Also, the dilutive effect of those fundings could adversely affect our results per share. To the extent we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

  •
  our current and future manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies for compliance with strictly enforced Good Manufacturing Practices regulations and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards;

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

        Any of these factors could delay clinical trials or commercialization of our products under development, interfere with current sales, entail higher costs, and result in our being unable to effectively sell our products. In addition, we may be unable to locate replacement supply sources, or the sources that we may locate may not provide us with similar reliability or pricing and our business could suffer. The company that had been purifying our Nipent finished product filed for bankruptcy in mid-2001. We contracted with a new manufacturer for the purification of Nipent in 2001 and it has completed two production batches. We had experienced unusually low inventory levels during the first quarter of 2002, while we were waiting for the new company that was purifying Nipent to be qualified by the FDA. The manufacturer was qualified by the FDA in May 2002 and all back orders were fulfilled.

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

        Our stock price is highly volatile.    The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The trading price of our common stock has fluctuated significantly in recent years and is likely to remain volatile in the future. The following factors may affect our stock price:

  •
  fluctuations in our financial results;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  announcements of changes in governmental regulations affecting us or our competitors;

  •
  announcements of regulatory approval or disapproval of our or our competitors' products;

  •
  developments in patent or other proprietary rights affecting us or our competitors;

  •
  public concern as to the safety of products developed by us or other biotechnology and pharmaceutical companies;

  •
  general market conditions;

  •
  severe fluctuations in price and volume in the stock market in general (or in the trading of the stock of pharmaceutical and biotechnology companies in particular) which are unrelated to our operating performance; and

  •
  future sales of such common stock or other shares of common stock by existing stockholders and the perception that such issuances or sales could occur.

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

Item 4. Disclosure Controls And Procedures

(a)
Evaluation Of Disclosure Controls And Procedures

        Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)
Changes In Internal Controls

        Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 2. Changes in Securities

        In September 2002, we entered into a Securities Purchase Agreement and Registration Rights Agreement with several investors for the private placement of shares of our common stock and warrants. In connection with these agreements, we issued 1,806,400 shares of our common stock to the investors at a per share price of $2.50, for an aggregate amount of $4,516,000, issued warrants to the investors for the purchase of the same number of shares, and issued a warrant to the placement agent for the purchase of 118,000 shares. The sale was to several accredited investors, and we relied on Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration. We filed a Registration Statement on Form S-3 in October 2002 to register the resale of the shares and shares issuable upon exercise of warrants issued in the private placement.

        In August 2002, we issued 64,599 shares of our common stock to Orphan Europe SARL in connection with a settlement agreement to resolve a dispute relating to a distribution agreement between Orphan Europe and Sparta Pharmaceuticals, Inc., a wholly owned subsidiary of SuperGen.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
(b)
Reports on Form 8-K

  Form 8-K dated September 23, 2002 filed on October 1, 2002 relating to the private placement of 1,806,400 shares of our common stock and an equivalent number of warrants with private investors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	November 14, 2002	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

        I, Joseph Rubinfeld, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SuperGen, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

        I, Edward Jacobs, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SuperGen, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (Unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2002 (Unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Disclosure Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002
Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002