Form 10-K/A
period 2002-12-31
SUPERGEN INC
filed 2003-05-12
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE—AMENDMENT NO. 1

        SuperGen, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to re-file Exhibit 10.82, License Agreement dated February 13, 2001 between the Registrant and Peregrine Pharmaceuticals, Inc., pursuant to confidential treatment granted. No other items in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 are amended.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

          3.    Exhibits:

Exhibit Number	Description of Document
(f)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(ff)3.2	Bylaws of the Registrant, as amended and restated through May 30, 2001
(m)4.1	Specimen Common Stock Certificate.
(a)4.2	Form of Representative's Warrant.
(a)4.3	Form of Warrant Agreement dated March 11, 1996 (including form of Common Stock Purchase Warrant).
(l)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(cc)(s)10.2	1993 Stock Option Plan (as amended through July 11, 2000).
(i)(s)10.3	Forms of stock option agreements under the 1993 Stock Option Plan.
(n)(s)10.4	1996 Directors' Stock Option Plan, as amended effective February 7, 2001
(c)(s)10.5	Employees and Consultants Stock Option Agreement/Plan.
(n)(s)10.6	1998 Employee Stock Purchase Plan, as amended February 7, 2001
(b)(q)10.7	Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and The Jackson Laboratory.
(b)(q)10.8	Worldwide License Agreement dated March 1, 1994 between the Registrant and Janssen Biotech, N.V.
(b)(q)10.9	Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex Inc.
(b)(q)10.10	Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and The Long Island Jewish Medical Center.
(b)(q)10.11	License Agreement dated February 1, 1995 between the Registrant and Pharmos Corporation.
(i)10.12	Common Stock Sale/Repurchase Agreement dated August 6, 1997 between Israel Chemicals, Ltd. ("ICL") and the Registrant.
(m)10.13	First Amendment to Common Stock Sale/Repurchase Agreement between ICL and the Registrant dated November 12, 1997.

(bb)(s)10.14	Executive Employment, Confidential Information, Invention Assignment, and Arbitration Agreement dated March 1, 2002 between the Registrant and Joseph Rubinfeld
(f)10.15	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P..
(d)10.16	Purchase and Sale Agreement dated as of September 30, 1996 between the Registrant and Warner-Lambert Company, a Delaware corporation.
(e)(q)10.17	Asset Purchase Agreement dated January 15, 1997 between the Registrant and Immunex Corporation, a Washington corporation.
(e)10.18	Bishop Ranch Business Park Building Lease dated October 14, 1996 between the Registrant and Annabel Investment Company, a California partnership.
(g)(q)10.19	License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April 11, 1997.
(g)(q)10.20	Nonexclusive Supply Agreement between the Registrant and Yunnan Hande Technological Development Co. Ltd. dated May 7, 1997.
(g)10.21	Assignment and Assumption Agreement between the Registrant and R&S, LLC dated April 17, 1997.
(h)10.22	Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17, 1997 among the Registrant, Tako Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison (the "Tako Purchase Agreement").
(r)10.23	Amendment No. 1 to the Tako Purchase Agreement dated March 17, 1999.
(j)10.24	Form of Common Stock Purchase Agreement among the purchasers and the Registrant dated August 29, 1997.
(j)(q)10.25	License Agreement between Stehlin Foundation for Cancer Research and the Registrant dated September 3, 1997.
(j)10.26	Letter Agreement dated August 13, 1997 between the Registrant and South Bay Construction, Inc.
(k)(q)10.27	Supply Agreement dated October 20, 1997 between the Registrant and Warner-Lambert Company.
(l)10.28	Standard Industrial/Commercial Multi-Tenant Lease dated October 13, 1997 between R&S, LLC and Quark Biotech, Inc.
(t)10.29	Registration Rights Agreement dated November 23, 1998.
(o)10.30	Agreement and Plan of Reorganization by and among the Registrant, Royale Acquisition Corp., and Sparta Pharmaceuticals, Inc. dated January 18, 1999.
(r)10.31	Stock Purchase Agreement between the Registrant and Tako dated January 29, 1999.
(r)10.32	Standard Industrial/Commercial Multi-Tenant Lease dated February 12, 1999 between the Registrant and Sea Cliff Properties, a California general partnership (for the premises at 1075 Serpentine Lane, Pleasanton, California, Suite A).
(r)10.33	Standard Industrial/Commercial Multi-Tenant Lease dated February 12, 1999 between the Registrant and Sea Cliff Properties, a California general partnership (for the premises at 1075 Serpentine Lane, Pleasanton, California, Suite B).
(r)10.34	Secured Promissory Note Commitment dated March 25, 1999 issued by the Registrant to Tako Ventures LLC.
(r)10.35	Common Stock Purchase Warrant dated March 25, 1999.
(p)(q)10.36	Letter of Intent regarding Nipent Manufacturing.
(t)10.37	Common Stock Purchase Agreement dated November 23, 1998.
(q)(u)10.38	Know-How Transfer and Cooperation Agreement dated September 10, 1999 between the Registrant and Pharmachemie B.V.

(u)10.39	Agreement to Terminate and Release of Collateral dated September 30, 1999 between the Registrant and Tako Ventures, LLC.
(w)10.40	First Amendment to Agreement and Plan of Reorganization by and among the Registrant, Royale Acquisition Corp. and Sparta Pharmaceuticals, Inc. dated May 15, 1999
(x)10.41	Form of Warrant Agreement dated August 12, 1999 between the Registrant and ChaseMellon Shareholder Services (including form of Common Stock Purchase Warrant).
(y)10.42	Amended & Restated Registration Rights Agreement dated September 1, 1999 between the Registrant and SMALLCAP World Fund, Inc.
(y)10.43	Purchase Agreement dated September 15, 1999 between the Registrant and The Tail Wind Fund Ltd., Carriage Partners, LLC, and LBI Group Inc.
(y)10.44	Supplement Agreement dated September 23, 1999 between the Registrant and the Tail Wind Fund, Ltd.
(y)10.45	Registration Rights Agreement dated September 15, 1999 between the Registrant and The Tail Wind Fund Ltd., Carriage Partners, LLC, and LBI Group Inc.
(y)10.46	Form of Warrant Agreement between Registrant and Clipperbay & Co.
(y)10.47	Form of Warrant Agreement between Registrant and The Tail Wind Fund Ltd., Carriage Partners, LLC, and LBI Group Inc.
(z)(q)10.48	Common Stock and Option Purchase Agreement, dated December 21, 1999 between the Registrant and Abbott Laboratories
(z)10.49	Form Registration Rights Agreement
(z)(q)10.50	Worldwide Sales, Distribution, and Development Agreement, dated December 21, 1999 between the Registrant and Abbott Laboratories
(z)(q)10.51	U.S. Distribution Agreement, Dated December 21, 1999 between the Registrant and Abbott Laboratories
(aa)10.52	Registration Rights Agreement dated December 15, 1999 between the Registrant and AVI BioPharma, Inc.
(aa)10.53	Subscription Agreement dated December 1, 1999 between the Registrant and AVI BioPharma, Inc.
(bb)10.54	Research Agreement (Camptothecin) dated November 15, 1999 between the Registrant and Clayton Foundation for Research
(bb)10.55	Research Agreement (Paclitaxel) dated November 15, 1999 between the Registrant and Clayton Foundation for Research
(bb)10.56	License Agreement (Camptothecin) dated November 15, 1999 between the Registrant and Research Development Foundation
(bb)10.57	License Agreement (Paclitaxel) dated November 15, 1999 between the Registrant and Research Development Foundation
(ee)(q)10.58	Amendment No. 1 to License Agreement dated November 1, 1999 between the Registrant and the Stehlin Foundation for Cancer Research
(ee)10.59	United States of America Sales, Distribution, and Development Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(ee)10.60	Common Stock and Warrant Purchase Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(dd)10.61	Registration Rights Agreement dated April 4, 2000 between the registrant and AVI BioPharma, Inc.
(ee)10.62	Asset Purchase Agreement dated February 18, 2000 between the Registrant and AMUR Pharmaceuticals, Inc.

(ee)10.63	Patent and Intellectual Property Assignment Agreement dated September 27, 2000 between the Registrant and AMUR Pharmaceuticals, Inc.
(dd)10.64	Registration Rights Agreement dated September 27, 2000 between the registrant and AMUR Pharmaceuticals, Inc.
(dd)10.65	Warrant Agreement dated December 23, 1998 between the Registrant and Jesup & Lamont Securities Corporation
(dd)10.66	Warrant Agreement dated October 4, 1999 between the Registrant and Paulson Investment Company, Inc.
(gg)(q)10.67	Supply and Distribution Agreement dated September 21, 2001 between the Registrant and EuroGen Pharmaceuticals Ltd.
(hh)10.68	Termination and Release Agreement dated March 4, 2002 between the Registrant and Abbott Laboratories
(ii)10.69	Securities Purchase Agreement dated September 23, 2002 by and between the Registrant and the purchasers named therein
(ii)10.70	Registration Rights Agreement dated September 23, 2002 by and between the Registrant and the purchasers named therein
(ii)10.71	Form of Warrant dated September 24, 2002 issued to the purchasers under the Securities Purchase Agreement dated September 23, 2002
(ii)10.72	Warrant dated September 24, 2002 issued Paul Revere LLC
(jj)10.73	Registration Rights Agreement dated March 22, 2001 by and between the Registrant and The Kriegsman Group
(jj)10.74	Warrant A Agreement dated March 22, 2001 by and between the Registrant and The Kriegsman Group
(kk)10.75	Securities Purchase Agreement dated February 26, 2003 by and among the Registrant and the purchasers named therein
(kk)10.76	Form of Senior Exchangeable/Convertible Note dated February 26, 2003 issued to the purchasers under the Securities Purchase Agreement dated February 26, 2003
(kk)10.77	Registration Rights Agreement dated February 26, 2003 by and among the Registrant and the purchasers named therein
(kk)10.78	Form of Warrant dated February 26, 2003 issued to the purchasers under the Securities Purchase Agreement dated February 26, 2003
(kk)10.79	Pledge Agreement dated February 26, 2003 executed by the Registrant in favor of the purchasers under the Securities Purchase Agreement dated February 26, 2003
(kk)10.80	Securities Account Control Agreement dated February 26, 2003 by and among the Registrant, the purchasers named therein, and Mellon Investor Services LLC
(ll)(q)10.81	Pentostatin Supply Agreement dated December 13, 2002 between the Registrant and Hauser Technical Services, Inc.
(mm)(q)10.82	License Agreement dated February 13, 2001 between the Registrant and Peregrine Pharmaceuticals, Inc.
(ll)23.1	Consent of Ernst & Young LLP, Independent Auditors
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(ll)
Previously filed with the Registrant's Report on Form 10-K dated March 31, 2003 filed with the Securities and Exchange Commission on March 31, 2003.

(mm)
Filed herewith in accordance with confidential treatment granted.

(b)
Reports on Form 8-K.
None

(c)
Exhibits. See Item 15(a) above.

(d)
Financial Statement Schedules. See Item 15(a) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May 2003.

SUPERGEN, INC.
By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld Chief Executive Officer, President and Director

POWER OF ATTORNEY

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No.1 to the Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JOSEPH RUBINFELD (Joseph Rubinfeld)	Chief Executive Officer, President and Director (Principal Executive Officer)	May 12, 2003
/s/ EDWARD L. JACOBS (Edward L. Jacobs)	Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2003
* (Charles Casamento)	Director	May 12, 2003
* (Thomas V. Girardi)	Director	May 12, 2003
* (Walter J. Lack)	Director	May 12, 2003
* (James S.J. Manuso)	Director	May 12, 2003
* (Michael Young)	Director	May 12, 2003
* /s/ JOSEPH RUBINFELD Joseph Rubinfeld (Attorney-in-fact)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Joseph Rubinfeld, certify that:

1.
I have reviewed this Amendment No. 1 to the annual report on Form 10-K of SuperGen, Inc.;

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

Date:	May 12, 2003	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Edward Jacobs, certify that:

1.
I have reviewed this Amendment No. 1 to the annual report on Form 10-K of SuperGen, Inc.;

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

Date:	May 12, 2003	By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002
Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002