Form 10-Q
period 2003-03-31
SUPERGEN INC
filed 2003-05-15
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by checkmark whether Registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☒ No ☐

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 13, 2003 was 32,793,765.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,088	$8,241
Marketable securities	9,608	12,081
Accounts receivable, net	1,730	5,405
Due from related parties	443	402
Inventories	2,494	2,166
Prepaid financing costs	2,546	—
Prepaid expenses and other current assets	2,666	1,771

Total current assets	41,575	30,066
Marketable securities—non-current	2,061	2,100
Investment in stock of related parties	853	14,071
Due from related parties	—	390
Property, plant and equipment, net	5,227	5,443
Developed technology at cost, net	710	744
Goodwill, net	731	731
Other intangibles, net	229	269
Restricted cash and investments	12,597	3,489
Other assets	30	30

Total assets	$64,013	$57,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,246	$4,506
Convertible debt, current portion, net	6,871	—
Derivative liability	2,504	—
Payable to AVI BioPharma, Inc	528	421
Deferred revenue	167	1,000
Accrued payroll and employee benefits	2,422	1,621

Total current liabilities	16,738	7,548
Deferred rent	666	616
Convertible debt, non-current portion, net	7,733	—
Deferred revenue—non-current	1,500	1,167

Total liabilities	26,637	9,331

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 32,793,765 and 32,892,674 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	33	33
Additional paid in capital	287,203	282,010
Deferred compensation	—	(47)
Accumulated other comprehensive loss	(4,996)	(796)
Accumulated deficit	(244,864)	(233,198)

Total stockholders' equity	37,376	48,002

Total liabilities and stockholders' equity	$64,013	$57,333

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Net sales revenue	$2,176	$1,344
Other revenue	—	250

Total revenue	2,176	1,594
Operating expenses:
Cost of sales	754	728
Research and development	6,733	7,182
Selling, general, and administrative	5,915	6,489

Total operating expenses	13,402	14,399
Loss from operations	(11,226)	(12,805)
Interest income	129	724
Interest expense	(186)	—
Non-cash amortization of deemed discount on convertible debt	(216)	—
Change in valuation of derivative	(167)	—

Net loss	$(11,666)	$(12,081)

Basic and diluted net loss per share	$(0.35)	$(0.37)

Weighted average shares used in basic and diluted net loss per share calculation	32,875	32,785

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Operating activities:
Net loss	$(11,666)	$(12,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	312	328
Amortization of intangible assets	74	72
Amortization of deferred compensation	7	19
Amortization of deferred revenue	—	(250)
Amortization of deemed discount on convertible debt	215	—
Change in valuation of derivative	167	—
Expense related to stock options and warrants granted to non-employees	171	6
Non-cash charge related to research or license agreements	200	—
Cash option paid in modification of distribution agreement	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	3,675	1,454
Inventories	(328)	56
Prepaid expenses and other assets	(895)	(1,388)
Prepaid financing costs	(1,733)	—
Due from related parties	349	248
Other receivables	—	5
Restricted cash	(20)	(29)
Accounts payable and other liabilities	698	(4,182)

Net cash used in operating activities	(9,274)	(15,742)

Investing activities:
Purchases of marketable securities	(960)	(13,416)
Sales or maturities of marketable securities	3,402	24,542
Purchases of property and equipment	(96)	(240)

Net cash provided by investing activities	2,346	10,886

Financing activities:
Issuance of common stock, net of issuance costs	52	5
Issuance of convertible debt	21,250	—
Repurchases of common stock	(527)	(1,208)

Net cash provided by (used in) financing activities	20,775	(1,203)

Net increase (decrease) in cash and cash equivalents	13,847	(6,059)
Cash and cash equivalents at beginning of period	8,241	17,650

Cash and cash equivalents at end of period	$22,088	$11,591

Supplemental Disclosures of Non-cash financing activities:
Valuation of warrant issued to placement agent in connection with convertible debt	$813	$—
Beneficial conversion and deemed discount in connection with convertible debt	$4,525	$—

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

        The following is a summary of available-for-sale securities as of March 31, 2003 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. corporate debt securities	$12,578	$66	$(1)	$12,643
U.S. government debt securities	3,007	5	—	3,012
Marketable equity securities	14,678	—	(5,066)	9,612

Total	$30,263	$71	$(5,067)	$25,267

        The available-for-sale securities are classified on the balance sheet as of March 31, 2003 as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$4,338	$—	$(1)	$4,337
Marketable securities, current	9,561	47	—	9,608
Investment in stock of related parties	267	—	(94)	173
Amounts included in restricted cash and investments	14,027	—	(4,939)	9,088
Marketable securities, non-current	2,070	24	(33)	2,061

Total	$30,263	$71	$(5,067)	$25,267

        Available-for-sale securities by contractual maturity, are shown below (in thousands):

	Estimated Fair Value
	March 31, 2003	December 31, 2002
Debt securities:
Due in one year or less	$13,946	$17,611
Due after one year through three years	1,709	1,706

	15,655	19,317
Marketable equity securities	9,612	13,815

Total	$25,267	$33,132

NOTE 3. INVENTORIES

        Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw material	$126	$126
Work in process	2,039	1,196
Finished goods	329	844

	$2,494	$2,166

NOTE 4. STOCK-BASED COMPENSATION

        We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the stock and the exercise price of the option. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three month periods ended March 31, 2003 and 2002 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net loss, as reported	$(11,666)	$(12,081)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	7	19
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(779)	(912)

Pro forma net loss	$(12,438)	$(12,974)

Basic and diluted net loss per common share:
As reported	$(0.35)	$(0.37)
Pro forma	$(0.38)	$(0.40)

NOTE 5. STOCKHOLDERS' EQUITY

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

        During the three months ended March 31, 2003, we repurchased 187,600 shares of our common stock at a cost, net of commissions, of $527,000. Since inception of the stock repurchase plan, we have repurchased 3,221,000 shares of our common stock at a cost, net of commissions, of $19,214,000. All shares repurchased have been retired.

NOTE 6. CONVERTIBLE DEBT FINANCING

        On February 26, 2003 we entered into a Securities Purchase Agreement for the private placement of Senior Exchangeable Convertible Notes ("Notes") in the principal amount of $21.25 million and related warrants, and a Registration Rights Agreement.

        The Notes accrue interest at a rate of 4% per year. The principal amount of the Notes are repayable in four equal quarterly installments beginning nine months after the closing of the transactions. The Notes are, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 shares of common stock of AVI BioPharma, Inc. that we currently own (the "AVI Shares") at a fixed exchange price of $5.00 per share. The fair value of the AVI Shares of $9,088,000 is included in the March 31, 2003 balance sheet under Restricted cash and investments. We may pay interest due under the Notes in shares of our common stock at a price tied to the then market price, and subject to certain conditions, we may also elect to pay principal due under the Notes in shares of our common stock and AVI Shares at prices tied to the then market price of our common stock and AVI common stock, respectively. Subject to certain conditions, at any time after the first anniversary of the effectiveness of the registration statement covering the resale of our shares of common stock, all of the outstanding Notes will be redeemable by us for a cash redemption price at 120% of par plus accrued and unpaid interest. Upon a Change of Control (as defined under the Notes), the holders will have certain redemption rights, and we may also redeem the Notes, in each case subject to certain conditions and provided that, in the event of our redemption, we will issue to the holders of the Notes certain warrants exercisable for the securities of the acquiring entity and the AVI Shares. Our exchange obligations under the Notes are secured by a pledge of the AVI Shares.

        In connection with the issuance of the Notes, we issued warrants to the note holders for the purchase of an aggregate of 1,997,500 shares of SuperGen common stock. These warrants will be exercisable for a term of five years at an exercise price of $5.00 per share. We valued these warrants using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4%, volatility of 0.85, and a dividend yield of 0%. This resulted in an assigned value of $4,614,000. The proceeds from the Notes of $21,250,000 were allocated between the convertible instrument and the warrants on a relative fair value basis, which resulted in a fair value of $3,825,000 assigned to the warrants as a deemed discount on the convertible debt. In connection with the issuance of the Notes and warrants, we also recorded $700,000 related to the beneficial conversion feature on the Notes, because the effective conversion price of the convertible debt was less than the fair value of the common stock on the date of issuance. The total amount of the deemed discount on the Notes as a result of the warrant issuance and the beneficial conversion feature amounted to $4,525,000. The beneficial conversion feature and warrant value is amortized over 21 months, the term of the Notes. At March 31, 2003, the unamortized balance of the deemed discount on the convertible debt is $4,310,000.

        In connection with the consummation of this transaction, we paid legal fees of approximately $370,000. In addition, as compensation to the placement agent, we paid the placement agent $1,477,500 in cash and issued a four-year warrant to an affiliate of the placement agent for the purchase of 363,125 shares of our common stock at an exercise price of $4.00 per share. The warrants issued to the placement agent were assigned a value of $813,400, using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4%; volatility of 0.85; and a dividend yield of 0%. The total of the legal fees, placement agent cash fee, and placement agent warrant valuation was $2,661,000, which we have classified as prepaid financing costs. This amount is being amortized over 21 months, the term of the Notes, to interest expense. At March 31, 2003, the unamortized balance is $2,546,000.

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments," ("SFAS 133") we are required to separate and account for, as an embedded derivative, the option feature that allows holders of the Notes to receive a portion of the principal and interest in the AVI Shares at $5.00 per share. As an embedded derivative instrument, the exchangeable feature must be measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings. We determined the fair value of the exchange feature with respect to the AVI Shares to be $2,337,000 at February 26, 2003, which was calculated as an American style written put option on 2,634,211 AVI shares, with a strike of $5.00, expiring on the related principal and interest payment dates through August 2004. This amount was allocated from the proceeds of the Notes to the derivative liability at February 26, 2003. The high valuation of the exchange feature reflects more the extraordinary volatility associated with AVI stock over the past year than the closing price of the AVI shares. At March 31, 2003, the fair value of the derivative had increased to $2,504,000, and is recorded as a current liability on the balance sheet. The change in the derivative valuation of $167,000 has been recorded in the statement of operations. The convertible feature on our own SuperGen shares associated with the Notes do not qualify as embedded derivatives under SFAS 133. We continue to hold all of the exchangeable AVI shares available for exchange and continue to reflect changes in those share values in accumulated other comprehensive gain or loss. The exchangeable feature was embedded in the Notes to increase the appeal of our private placement to institutional investors and to reduce the related interest payments.

NOTE 7. COMPREHENSIVE LOSS

        For the three months ended March 31, 2003 and 2002, total comprehensive losses amounted to $15,866,000 and $20,170,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains or losses on investments were $4,200,000 and $8,090,000 for the three month periods ended March 31, 2003 and 2002, respectively.

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

NOTE 9. DEFERRED REVENUE

        In March 2003, we entered into an agreement with Abbott Laboratories that allows us to terminate the Nipent Distribution agreement, entered into in December 1999, for a stated fee that decreases over time to $1.5 million at March 2005. As part of the agreement we paid Abbott $500,000 for the right to terminate the Nipent Distribution agreement at our option. The $500,000 has been recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we have stopped amortizing the remaining deferred revenue, which was $1,667,000 at March 31, 2003, to account for the termination fee we may pay to Abbott.

NOTE 10. LEGAL PROCEEDINGS

        On April 14, 2003, John R. Blum filed a class action complaint entitled John R. Blum v. SuperGen, Inc., et al., No. C 03-1576 in the U.S. District Court for the Northern District of California, against us and our current President and Chief Executive Officer alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, as of May 9, 2003, four similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 18, 2000 through March 13, 2003, inclusive (except that one complaint specified the period as between April 18, 2000 through March 14, 2003). The complaints allege that during such period, we issued materially false and misleading statements and failed to disclose certain key information regarding Mitozytrex. The complaints do not specify the amount of damages sought. The complaints have not yet been consolidated, we have not yet answered any of the complaints, discovery has not commenced, and no trial date has been established. We intend to contest these and similar future actions vigorously. Although we believe that the class action lawsuits will not have a material impact on our financial condition, they are not yet consolidated, and we cannot predict their outcomes with any certainty. See "Factors Affecting Future Operating Results—Plaintiffs have brought several securities class action lawsuits against us, any of which, if it results in an unfavorable resolution, could adversely affection our financial condition."

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contains forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of filing of a new drug application for Orathecin; our estimates about becoming profitable; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducing clinical trials, product development and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to raise funding; continued adverse changes in general economic conditions in the United States and internationally; adverse changes in the specific markets for our products; ability to manage our clinical trials; and ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $244.9 million for the period from inception through March 31, 2003. These losses included non-cash charges of $20.0 million for the acquisition of in-process research and development.

        We are close to completing three randomized Phase III studies for Orathecin in approximately 1,800 patients with pancreatic cancer at over 200 study sites in North America and Europe. The three studies are: "Gemzar refractory," where patients who failed treatment with Gemzar were randomized to either Orathecin or 5-FU; "Chemotherapy refractory," where patients who have failed multiple types of chemotherapy are randomized to either Orathecin or the next best therapy; and "Chemotherapy naïve," where patients who have had no prior chemotherapy are randomized to Orathecin or gemcitabine. We commenced the clinical trials in 1998, and more than 2,700 patients have been enrolled in the studies. We have submitted the first two (out of three total) sections of a "rolling" New Drug Application ("NDA") with the United States Food and Drug Administration ("FDA"). We expect to complete our NDA filing during the second quarter of 2003. In addition, we have been granted "fast track" designation for Orathecin for the treatment of patients with pancreatic cancer who have failed or are resistant to two or more chemotherapy agents, which means that the FDA will facilitate and expedite the development and review of the application.

        We have completed enrollment in a Phase III clinical program with Dacogen™ (our proposed brand name for decitabine) for treatment of MDS, and are continuing to pursue Phase I and II clinical trials with Orathecin and a number of other drug candidates for treatment of other cancers and hematological malignancies. We are also conducting trials with Nipent, currently approved for hairy cell leukemia, for use in other indications such as chronic lymphocytic leukemia, graft-versus-host disease, and non-Hodgkin's lymphoma.

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

Results of Operations

  Three months ended March 31, 2003 compared to three months ended March 31, 2002.

        Revenues were $2.2 million in the first quarter of 2003 compared to $1.6 million 2002. The increase was due primarily to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. In the first quarter of 2002, we experienced unusually low inventory levels of Nipent due to the bankruptcy of the outside company that had been purifying the drug. Sales in the first quarter of 2003 included approximately $116,000 in sales to Europe, compared to $50,000 in the first quarter of 2002. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 35% in the first quarter of 2003 compared to 54% during the same period in 2002. The improved cost of sales percentage in 2003 was due to the increased sales of Nipent, which is sold at higher margins than our other generic drugs. In the first quarter of 2002, a larger proportion of our sales related to generic mitomycin, which is sold at lower margins than Nipent. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $6.7 million in the first quarter of 2003 compared to $7.2 million in 2002. The decline was due primarily to lower expenditures relating to our Phase III clinical trials of Orathecin for pancreatic cancer. We completed enrollment of over 1,800 patients into the three Phase III Orathecin trials in 2001, and the expenditures for these trials continue to decline as patients complete the studies. Although we are continuing to enroll new patients into our Phase III trials for Dacogen, we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $5.9 million in the first quarter of 2003 compared to $6.5 million in 2002. This decrease was due primarily to $1.0 million in lower sales and marketing expenditures, particularly in sales bonuses; conferences, symposiums, and meetings; and travel expenses; offset by higher business development and insurance costs.

        Interest income was $129,000 in the first quarter of 2003 compared to $724,000 in 2002. This was due to lower available cash and marketable securities balances and a decline in interest rates.

        Interest expense was $186,000 and non-cash amortization of deemed discount on convertible debt was $216,000 in the first quarter of 2003. No such amounts were recorded in 2002 as the debt was issued in February 2003.

        The change in derivative valuation of $167,000 was recorded in the first quarter of 2003, which represents the change in the valuation of the option feature that allows holders of our exchangeable convertible notes to receive a portion of the principal and interest in the shares of AVI BioPharma at $5.00 per share. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $33.8 million at March 31, 2003, compared to $22.4 million at December 31, 2002. In addition, at March 31, 2003 we held approximately 2.7 million shares of registered stock of AVI BioPharma, Inc., ("AVI") most of which is held as collateral for our convertible debt, with a market value of $9.1 million, and thus is classified as a restricted investment at March 31, 2003.

        The net cash used in operating activities in the first quarter of 2003 was $9.3 million, which consisted primarily of the net loss of $11.7 million, less the decrease in accounts receivable of $3.7 million, plus an increase in prepaid financing costs of $1.7 million. The net cash used in operating activities in the first quarter of 2002 was $15.7 million, which consisted primarily of the net loss of $12.1 million and the decrease of $4.2 million in accounts payable and accrued liabilities.

        Net cash provided by financing activities was $2.3 million and $10.9 million for the first quarter of 2003 and 2002, respectively, primarily related to the sales and maturities of marketable securities.

        Net cash provided by financing activities was $20.8 million for the first quarter of 2003, and was primarily from the issuance of $21.3 million exchangeable convertible notes in February 2003. Net cash used in financing activities was $1.2 million in the first quarter of 2002 related primarily to the repurchase of the Company's common stock.

        On February 26, 2003 we entered into a Securities Purchase Agreement with a number of purchasers for the private placement of Senior Exchangeable Convertible Notes ("Notes") in the principal amount of $21.25 million and related warrants. The Notes will accrue interest at a rate of 4% per year. The principal amount of the Notes will be repayable in four equal quarterly installments beginning nine months after the closing of the transaction. The Notes will be, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 of our shares of common stock of AVI, at a fixed exchange price of $5.00 per share. We may pay interest due under the Notes in shares of our common stock at a price tied to the then market price, and subject to certain conditions, we may also elect to pay principal due under the Notes in shares of our common stock and our AVI Shares at prices tied to the then market price of our common stock and AVI common stock, respectively. Subject to certain conditions, at any time after the first anniversary of the effectiveness of a registration statement we filed to cover the resale of the securities, all of the outstanding Notes will be redeemable by SuperGen for a cash redemption price at 120% of par plus accrued and unpaid interest. Upon a change of control, the holders will have certain redemption rights, and we may also redeem the Notes, in each case subject to certain conditions and provided that, in the event of our redemption, we will issue to the holders of the Notes certain warrants exercisable for the securities of the acquiring entity and the AVI Shares. Our exchange obligations under the Notes are secured by a pledge of the AVI Shares. See "Factors Affecting Future Operating Results—We substantially increased our outstanding indebtedness with the issuance of certain senior exchangeable convertible notes and we may not be able to pay our debt and other obligations;—The conversion of the notes will have a dilutive effect upon the stockholders."

        We have financed our operations primarily through the issuance of equity and debt securities and milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities, and other investments will satisfy our cash requirements for at least the next twelve months. However, it is our intention to pursue additional financing options, which include selling additional shares of stock and/or exploring marketing partnership opportunities for Orathecin and Dacogen.

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

Risks Related to Our Financial Condition and Common Stock

        We have a history of operating losses and an accumulated deficit, we expect to continue to incur losses for the foreseeable future.    Since inception we have incurred cumulative losses of $244.9 million through March 31, 2003, and have never generated enough funds through our operations to support our business. These losses include non-cash charges of $20.0 million for the acquisition of in-process research and development. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. Our losses to date have resulted principally from:

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

        Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize Orathecin, our lead product candidate. Our success will also depend, to a lesser extent, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia, to obtain regulatory approval for and successfully commercialize Dacogen and other product candidates, and to bring to market our other proprietary products, i.e., products that are advancing through our internal clinical development infrastructure, including our Extra products. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

        Plaintiffs have brought several securities class action lawsuits against us, any of which, if it results in an unfavorable resolution, could adversely affect our financial condition.    On April 14, 2003, John R. Blum filed a class action complaint entitled John R. Blum v. SuperGen, Inc., et al., in the U.S. District Court for the Northern District of California against us and our current President and Chief Executive Officer, alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, as of May 9, 2003, four similar actions have been filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 18, 2000 through March 13, 2003, inclusive (except that one complaint specified the period as between April 18, 2000 through March 14, 2003). The complaints allege that during such period, we issued materially false and misleading statements and failed to disclose certain key information regarding Mitozytrex. The complaints do not specify the amount of damages sought. The complaints have not yet been consolidated, we have not yet answered any of the complaints, discovery has not commenced, and no trial date has been established. We intend to contest these and similar future actions vigorously. Nevertheless, litigation is subject to inherent uncertainties, and if any of the lawsuits result in any unfavorable resolution, our financial condition may be materially and adversely affected. In addition, regardless of the outcome of the lawsuits, defending the Company in these actions will inevitably result in substantial costs and divert management's attention and resources, which may in turn harm our business, financial condition and results of operations.

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

        We are currently conducting late stage Phase III clinical trials for two of our product candidates: Orathecin for pancreatic cancer and Dacogen for treatment of advanced myelodysplastic syndrome. In addition, we have a broad portfolio of other cancer drugs in various stages of development, including Avicine in colorectal cancer (Phase II), Nipent (for indications other than hairy cell leukemia, Phase IV), Partaject busulfan, inhaled Orathecin (Phase I), and are conducting pre-clinical studies for VEGF, inhaled paclitaxel and Cremophor-free paclitaxel. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

        We are currently selling Nipent (which we acquired from the Parke-Davis division of the Warner-Lambert Company in 1996) for the treatment of hairy cell leukemia, and sales of Nipent constitute our principal source of product revenues. We received regulatory approval to market our generic daunorubicin for a variety of acute leukemias in November 2001, and in November 2002 received regulatory approval to market Mitozytrex, our generic drug mitomycin for injection, for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. We have submitted the first two sections of a rolling NDA for Orathecin for the treatment of pancreatic cancer. We have also filed an ANDA for our generic paclitaxel. Our other existing product candidates, including our proprietary drugs, i.e., drugs that are advancing through our internal clinical trials, such as Dacogen, and our generic drugs, i.e., drugs for which there is no patent protection and are marketed by multiple sources, will require significant additional development, lengthy clinical trials, regulatory review and approvals, and additional investment before they can be commercialized.

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

        If we cannot complete our clinical trials for Dacogen and cannot receive regulatory approval, we may not realize future revenues.    We have initiated Phase III clinical trials with Dacogen for treatment of advanced myelodysplastic syndrome, and we completed patient enrollment in March 2003. We have also received orphan drug designation for Dacogen for the treatment of myelodysplastic syndrome in the

United States and Europe, and for the treatment of sickle cell anemia in the United States. There is no assurance that we will be able to complete our clinical trials, or that the clinical trial results will support submission of an NDA or regulatory approval. Even if we complete the clinical trials and submit an NDA, the approval process may take a significant amount of time and we may not receive approval. Moreover, the future sales of Dacogen could constitute a material source of our product revenues. According to a paper published in Nature Review in 2002, Dacogen reverses the biological mechanism that has been implicated as a fundamental defect in cancer. We believe that potential sales of this product may equal or exceed that of Orathecin and thus amount to $100 million annually, although there can be no assurance in this regard even if we receive the regulatory approval. As a result, if our Dacogen development activities are unsuccessful for any reason, future revenues will not be realized.

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

        If our suppliers cannot provide the product or components we require, our product sales and revenue could be harmed.    We rely on third party suppliers to provide us with certain components used in our products under development, including Orathecin and Dacogen. Relying on third party suppliers makes us vulnerable to component part failures and to interruptions in supply, either of which could impair our ability to conduct clinical tests or to ship our products to our customers on a timely basis. Using third party vendors makes it difficult and sometimes impossible for us to maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our need for manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it more difficult for us to effectively and efficiently manufacture our products, and could adversely impact our clinical trials, product development and sales of our products.

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

        In February 2003, we issued $21.25 million in convertible debt with an annual interest rate of 4%. As the convertible debt can be repaid with AVI BioPharma common stock that we own, we must account for this feature as a derivative instrument. At March 31, 2003, the valuation of the derivative is $2.5 million and has been included on the balance sheet. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, changes in the valuation of the derivative may have a significant impact on our results of operations.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On April 14, 2003, John R. Blum filed a class action complaint entitled John R. Blum v. SuperGen, Inc., et al., No. C 03-1576 in the U.S. District Court for the Northern District of California, against us and our current President and Chief Executive Officer alleging violations of the Securities Exchange Act of 1934 and seeking unspecified damages. Subsequently, as of May 9, 2003, four similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 18, 2000 through March 13, 2003, inclusive (except that one complaint specified the period as between April 18, 2000 through March 14, 2003). The complaints allege that during such period, we issued materially false and misleading statements and failed to disclose certain key information regarding Mitozytrex. The complaints do not specify the amount of damages sought. The complaints have not yet been consolidated, we have not yet answered any of the complaints, discovery has not commenced, and no trial date has been established. We intend to contest these and similar future actions vigorously. Although we believe that the class action lawsuits will not have a material impact on our financial condition, they are not yet consolidated, and we cannot predict their outcomes with any certainty.

Item 2. Changes in Securities

        In March 2003, we issued 61,653 shares of our common stock to Peregrine Pharmaceuticals, Inc. in connection with a license agreement between SuperGen and Peregrine.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
(b)
Reports on Form 8-K

  Form 8-K dated February 26, 2003 filed on February 27, 2003 relating to the private placement of Senior Exchangeable Convertible Notes totaling $21.25 million and the issuance of related warrants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	May 15, 2003	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date:	May 15, 2003	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

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

Date:	May 15, 2003	By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2003 (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Disclosure Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002