Form 10-Q
period 2003-06-30
SUPERGEN INC
filed 2003-08-14
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 8, 2003 was 35,260,549.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$19,320	$8,241
Marketable securities	11,080	12,081
Restricted cash and investments	10,625	—
Accounts receivable, net	2,822	5,405
Due from related parties	—	402
Inventories	2,309	2,166
Prepaid financing costs	3,484	—
Prepaid expenses and other current assets	3,389	1,771

Total current assets	53,029	30,066
Marketable securities, non-current	1,157	2,100
Investment in stock of related parties	985	14,071
Due from related parties	444	390
Property, plant and equipment, net	4,938	5,443
Developed technology at cost, net	589	744
Goodwill, net	731	731
Other intangibles, net	190	269
Restricted cash and investments, non-current	19,572	3,489
Other assets	30	30

Total assets	$81,665	$57,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,821	$4,506
Convertible debt, current portion, net	5,173	—
Derivative liability	10,642	—
Payable to AVI BioPharma, Inc	528	421
Deferred revenue	167	1,000
Accrued payroll and employee benefits	2,321	1,621

Total current liabilities	21,652	7,548
Deferred rent	715	616
Convertible debt, non-current portion, net	4,867	—
Deferred revenue—non-current	1,500	1,167

Total liabilities	28,734	9,331

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 35,319,049 and 32,892,674 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	35	33
Additional paid in capital	308,005	282,010
Deferred compensation	—	(47)
Accumulated other comprehensive loss	2,222	(796)
Accumulated deficit	(257,331)	(233,198)

Total stockholders' equity	52,931	48,002

Total liabilities and stockholders' equity	$81,665	$57,333

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Net sales revenue	$4,096	$5,614	$6,272	$6,958
Other revenue	57	331	57	581

Total revenue	4,153	5,945	6,329	7,539
Operating expenses:
Cost of sales	1,585	1,738	2,339	2,466
Research and development	5,359	8,841	12,092	16,023
Selling, general, and administrative	5,956	6,750	11,871	13,239

Total operating expenses	12,900	17,329	26,302	31,728
Loss from operations	(8,747)	(11,384)	(19,973)	(24,189)
Interest income	124	439	253	1,163
Interest expense	(1,425)	—	(1,610)	—
Amortization of deemed discount on convertible debt	(4,344)	—	(4,560)	—
Change in valuation of derivatives	1,924	—	1,757	—

Net loss	$(12,468)	$(10,945)	$(24,133)	$(23,026)

Basic and diluted net loss per share	$(0.38)	$(0.34)	$(0.73)	$(0.71)

Weighted average shares used in basic and diluted net loss per share calculation	32,970	32,400	32,903	32,591

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Operating activities:
Net loss	$(24,133)	$(23,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	612	663
Amortization of intangible assets	234	225
Amortization of deferred compensation	7	38
Amortization of deferred revenue	—	(500)
Amortization of deemed discount on convertible debt	4,560	—
Interest on convertible debt paid in common stock	35
Change in valuation of derivatives	(1,757)	—
Expense related to stock options and warrants granted to non-employees	171	157
Non-cash charge related to research or license agreements	200	—
Cash option paid in modification of distribution agreement	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	2,583	(2,296)
Inventories	(143)	(132)
Prepaid expenses and other assets	(1,618)	(1,123)
Prepaid financing costs	(2,044)	—
Due from related parties	348	243
Restricted cash	(41)	(60)
Accounts payable and other liabilities	(779)	(5,094)

Net cash used in operating activities	(22,265)	(30,905)

Investing activities:
Purchases of marketable securities	(2,523)	(20,427)
Sales or maturities of marketable securities	4,529	50,066
Proceeds from convertible debt transferred to restricted cash and investments	(10,625)	—
Purchases of property and equipment	(107)	(341)

Net cash provided by (used in) investing activities	(8,726)	29,298

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	183	277
Proceeds from issuance of convertible debt	42,500	—
Repurchases of common stock	(613)	(4,210)

Net cash provided by (used in) financing activities	42,070	(3,933)

Net increase (decrease) in cash and cash equivalents	11,079	(5,540)
Cash and cash equivalents at beginning of period	8,241	17,650

Cash and cash equivalents at end of period	$19,320	$12,110

Supplemental Disclosures of Non-Cash Financing Activities:
Valuation of warrants issued to placement agent in connection with convertible debt transactions	$1,440	$—
Beneficial conversion and deemed discount in connection with convertible debt	$26,395	$—
Conversion of convertible notes into common stock	$10,625	$—

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

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

        Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three and six month periods ended June 30, 2003 and 2002 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(12,468)	$(10,945)	$(24,133)	$(23,026)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	19	7	38
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(790)	(908)	(1,597)	(1,801)

Pro forma net loss	$(13,258)	$(11,834)	$(25,723)	$(24,789)

Basic and diluted net loss per common share:
As reported	$(0.38)	$(0.34)	$(0.73)	$(0.71)
Pro forma	$(0.40)	$(0.37)	$(0.78)	$(0.76)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

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

        The following is a summary of available-for-sale securities as of June 30, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$21,122	$44	$(4)	$21,162
U.S. government debt securities	5,159	6	—	5,165
Marketable equity securities	14,678	2,176	—	16,854

Total	$40,959	$2,226	$(4)	$43,181

        The available-for-sale securities are classified on the balance sheet as of June 30, 2003, as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$3,972	$—	$—	$3,972
Marketable securities, current	11,046	38	(4)	11,080
Amounts included in investment in stock of related parties	266	38	—	304
Amounts included in restricted cash and investments	24,652	2,016	—	26,668
Marketable securities, non-current	1,023	134	—	1,157

Total	$40,959	$2,226	$(4)	$43,181

        Available-for-sale securities by contractual maturity, are shown below (in thousands):

	Estimated Fair Value
	June 30, 2003	December 31, 2002
Debt securities:
Due in one year or less	$25,677	$17,611
Due after one year through three years	650	1,706

	26,327	19,317
Marketable equity securities	16,854	13,815

Total	$43,181	$33,132

NOTE 4. INVENTORIES

        Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw material	$120	$126
Work in process	1,717	1,196
Finished goods	472	844

	$2,309	$2,166

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

        During the six months ended June 30, 2003, we repurchased 208,000 shares of our common stock at a cost, net of commissions, of $613,000. Since inception of the stock repurchase plan, we have repurchased 3,241,000 shares of our common stock at a cost, net of commissions, of $19,301,000. All shares repurchased have been retired.

NOTE 6. CONVERTIBLE DEBT FINANCING TRANSACTIONS

February Convertible Debt Transaction

        On February 26, 2003 we entered into a Securities Purchase Agreement for the private placement of Senior Exchangeable Convertible Notes ("February Notes") in the principal amount of $21.25 million and related warrants.

        The February Notes accrue interest at a rate of 4% per year. The principal amount of the February Notes were repayable in four equal quarterly installments beginning nine months after the closing of the transactions. The February Notes were, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 shares of common stock of AVI BioPharma, Inc. that we own (the "AVI Shares") at a fixed exchange price of $5.00 per share. We may pay interest due under the February Notes in shares of our common stock at a price tied to the then market price, and subject to certain conditions, we could have also elected to pay principal due under the February Notes in shares of our common stock and AVI Shares at prices tied to the then market price of our common stock and AVI common stock, respectively. Subject to certain conditions, at any time after the first anniversary of the effectiveness of the registration statement covering the resale of our shares of common stock, all of the outstanding February Notes would have been redeemable by us for a cash redemption price at 120% of par plus accrued and unpaid interest. Upon a Change of Control (as defined under the February Notes), the holders will have certain redemption rights, and we could have also redeemed the February Notes, in each case subject to certain conditions and provided that, in the event of our redemption, we would have issued to the holders of the February Notes certain warrants exercisable for the securities of the acquiring entity and the AVI Shares. Our exchange obligations under the February Notes were secured by a pledge of the AVI Shares.

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"), we were required to separate and account for, as an embedded derivative, the option feature that allowed holders of the February Notes to receive a portion of the principal and interest in the AVI Shares at $5.00 per share. As an embedded derivative instrument, the exchangeable feature was measured at fair value and reflected as a liability. Changes in the fair value of the derivative are recognized in earnings. We determined the fair value of the exchange feature with respect to the AVI Shares to be $2,337,000 at February 26, 2003, which was calculated as an American style written put option on 2,634,211 AVI shares, with a strike of $5.00, expiring on the related principal and interest payment dates through August 2004. This amount was allocated from the proceeds of the February Notes to the derivative liability at February 26, 2003. The exchangeable feature was embedded in the February Notes to increase the appeal of our private placement to institutional investors and to reduce the related interest and principal payments. The convertible feature on our own SuperGen shares associated with the February Notes does not qualify as embedded derivatives under SFAS 133.

        In connection with the issuance of the February Notes, we issued warrants to the note holders for the purchase of an aggregate of 1,997,500 shares of SuperGen common stock. These warrants will be exercisable for a term of five years at an exercise price of $5.00 per share. We valued these warrants using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4%, volatility of 0.85, and a dividend yield of 0%. This resulted in an assigned value of $4,614,000. The proceeds from the February Notes of $21,250,000, less the embedded derivative, were allocated between the convertible instrument and the warrants on a relative fair value basis, which resulted in a fair value of $3,783,000 allocated to the warrants as a deemed discount on the convertible debt. In connection with the issuance of the February Notes and related warrants, we also recorded $3,000,000 related to the beneficial conversion feature on the February Notes, because the effective conversion price of the convertible debt was less than the fair value of the common stock on the date of issuance. The total amount of the deemed discount on the February Notes as a result of the warrant issuance, the embedded derivative, and the beneficial conversion feature amounted to $9,120,000. The debt discount was being amortized over 21 months, the term of the February Notes.

        Also in connection with the issuance of the February Notes, we paid legal fees of approximately $370,000. In addition, as compensation to the placement agent, we paid the placement agent $1,477,500 in cash and issued a four-year warrant to an affiliate of the placement agent for the purchase of 363,125 shares of our common stock at an exercise price of $4.00 per share. The warrant issued to the placement agent was assigned a value of $813,400, using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4%; volatility of 0.85; and a dividend yield of 0%. The total of the legal fees, placement agent cash fee, and placement agent warrant valuation was $2,661,000, which we recorded as prepaid financing costs. This amount was being amortized over 21 months, the term of the February Notes, to interest expense.

June Convertible Debt Transaction and February Notes Restructuring

        On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes ("June Notes") in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes are payable in four equal quarterly installments beginning in March 31, 2004, and will accrue interest at a rate of 4% per year. Pursuant to the terms of the June Notes, the note holders may elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price of not less than $6.00 or more than $8.00 (calculated as $6.36 based on the trading prices of our common stock for the twenty trading days after issuance). We may also elect to pay the principal and interest then due under the June Notes, subject to certain conditions, through the issuance of shares of our common stock at a conversion price equal to: (i) with respect to the interest payment, 95% of the arithmetic average of the weighted average price of our common stock on each of the five consecutive trading days immediately preceding payment, and

(ii) with respect to the principal payment, as of any date of determination, at 90% of the arithmetic average of the weighted average price of our common stock on any fifteen trading days designated by the note holders during the twenty trading days immediately preceding such date.

        While the full amount of the $21,250,000 proceeds from the June Notes was transferred to SuperGen, $10,625,000 of such funds were placed into an interest bearing collateral account, and not available for our use until release. Absent certain defaults by us, $5,312,500 (one-half of the $10,625,000) will be available to us on March 24, 2004, and the remaining $5,312,500 will be available on June 24, 2004.

        Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes. Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount ($10,625,000) plus accrued and unpaid interest thereon into 2,508,000 shares of our common stock at the fixed conversion price of $4.25. The remaining $10,625,000 principal amount of the outstanding February Notes now have a final maturity date of February 26, 2004. The remaining February Notes have been amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount. The embedded derivative associated with the February Notes had a value $2.5 million on June 24, 2003. Since the ability to exchange the notes into shares of AVI was eliminated, the entire derivative value of $2.5 million was taken to income in the second quarter, and is included in "Change in valuation of derivatives" on the consolidated statement of operations.

        In addition, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative will be recognized in earnings. We determined the fair value of the warrants at June 24, 2003, using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.26%, volatility of 0.92, and a dividend yield of 0%. This resulted in an assigned value of $10,063,000. At June 30, 2003, the fair value of the derivative had increased to $10,642,000, and is recorded as a current liability on the balance sheet. The change in the valuation of this derivative of $579,000 has been charged to expense under the caption "Change in valuation of derivatives."

        The proceeds from the June Notes of $21,250,000 were allocated between the convertible instrument and the derivative, which resulted in a fair value of $11,187,000 allocated to the convertible debt. In connection with the issuance of the June Notes, we also recorded $7,213,000 related to the beneficial conversion feature on the June Notes, because the effective conversion price of the convertible debt was less than the fair value of the common stock on the date of issuance. The total amount of the deemed discount on the June Notes as a result of the warrant issuance and the beneficial conversion feature amounted to $17,275,000. The debt discount will be amortized over 18 months, the term of the June Notes. Since half of the principal amount of the debt related to the February Notes had been converted into our common stock, half of the debt discount of $9,120,000 relating to the February Notes was charged to expense. At June 30, 2003, the remaining unamortized balance of the deemed discount on the convertible debt relating to both the February Notes and June Notes was $21,835,000.

        Also in connection with the issuance of the June Notes, we paid legal fees of approximately $74,000. In addition, as compensation to the placement agent, we paid the placement agent $1,452,500 in cash and issued a four-year warrant to an affiliate of the placement agent for the purchase of 188,294 shares of our common stock at an exercise price of $6.00 per share. The warrant issued to the placement agent was assigned a value of $627,000, using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2%; volatility of 0.85; and a dividend yield of 0%. The total of the legal fees, placement agent cash fee, and placement agent warrant valuation was $2,154,000, which we recorded as prepaid financing costs. This amount will be amortized over 18 months, the term of the June Notes, to interest expense. Since half of the principal amount of the debt related to the February Notes had been converted into our common stock, half of the prepaid financing costs of $2,661,000 relating to the February Notes was charged to interest expense. At June 30, 2003, the unamortized balance of prepaid financing costs relating to both the February Notes and June Notes was $3,484,000.

        In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares of $16,042,000 is included in the accompanying consolidated June 30, 2003 balance sheet under Restricted cash and investments. We continue to hold all of the pledged AVI Shares and continue to reflect changes in those share values in accumulated other comprehensive gain or loss.

NOTE 7. COMPREHENSIVE LOSS

        For the three months ended June 30, 2003 and 2002, total comprehensive losses amounted to $(5,250,000) and $(25,061,000), respectively. For the six months ended June 30, 2003 and 2002, total comprehensive losses amounted to $(21,116,000) and $(45,232,000), respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains or losses on investments were $7,218,000 and $(14,116,000) for the three month periods ended June 30, 2003 and 2002, respectively. For the six month periods ended June 30, 2003 and 2002, changes in unrealized gains or losses on investments were $3,018,000 and $(22,205,000), respectively.

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

NOTE 9. DEFERRED REVENUE

        In March 2003, we entered into an agreement with Abbott Laboratories that allows us to terminate the Nipent Distribution agreement, entered into in December 1999, for a stated fee that decreases over time to $1.5 million at March 2005. As part of the agreement, we paid Abbott $500,000 for the right to terminate the Nipent Distribution agreement at our option. The $500,000 has been recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we have stopped amortizing the remaining deferred revenue, which was $1,667,000 at June 30, 2003, to account for the termination fee we may pay to Abbott.

NOTE 10. LEGAL PROCEEDINGS

        On April 14, 2003, John R. Blum filed a class action complaint entitled John R. Blum v. SuperGen, Inc., et al., No. C 03-1576 in the U.S. District Court for the Northern District of California, against us and our current President and Chief Executive Officer alleging violations of the Securities Exchange Act of 1934 ("Exchange Act") and seeking unspecified damages. Subsequently, as of May 21, 2003, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 18, 2000 through March 13, 2003, inclusive (except that one complaint specified the period as between April 18, 2000 through March 14, 2003). The complaints alleged that during such period, we issued materially false and misleading statements and failed to disclose certain key information regarding Mitozytrex™ (mitomycin for injection). The complaints did not specify the amount of damages sought.

        Beginning in late July 2003, each of the plaintiffs elected to voluntarily dismiss their respective complaints without prejudice. Each of the dismissals has been approved and entered by the Court, thus ending all of the pending securities lawsuits against us.

        We have not made any monetary payments and have no obligation to make any monetary payments whatsoever or any other obligations to any of the plaintiffs or their counsel in connection with the dismissals.

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

Overview

        We are an emerging pharmaceutical company dedicated to the acquisition, rapid development and commercialization of oncology therapies for solid tumors, hematological malignancies, and blood disorders. Our strategy is to minimize the time, expense and technical risk associated with drug commercialization by identifying and acquiring pharmaceutical compounds in the later stages of development, rather than committing significant resources to the research phase of drug discovery. Instead of engaging in pure discovery research to obtain lead compounds, we license or acquire rights to compounds typically at the pre-clinical or early clinical stage of development that have shown efficacy in humans or in a model relevant to a particular clinical disease. We intend to retain significant participation in the clinical development of our proprietary products by funding and conducting human clinical trials and obtaining regulatory approval ourselves. We believe this will allow us to maximize the commercial value of our products by either directly marketing our products or licensing them on more favorable terms than would be available if licensed earlier in the development cycle.

        Currently we have three key compounds, Nipent®, Orathecin™ (rubitecan) and Dacogen™ (decitabine), which are the focus of our efforts. Nipent is approved by the United States Food and Drug Administration ("FDA") and marketed by us for the treatment of hairy cell leukemia. Nipent has also shown promise in other diseases and we are conducting a series of clinical trials, including post-marketing Phase IV trials for chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, cutaneous and peripheral T-cell lymphomas, and Phase II/III studies for graft-versus-host disease. We are close to completing three randomized Phase III studies for Orathecin and have submitted the first two (out of three total) sections of a "rolling" New Drug Application ("NDA") with the FDA. We expect to complete our NDA submission in the second half of 2003. We have been granted "fast track" designation for Orathecin for the treatment of patients with pancreatic cancer who have failed or are resistant to two or more chemotherapy agents, which means that the FDA will facilitate and expedite the development and review of the application. We are also conducting Phase III clinical studies of Dacogen in myelodysplastic syndrome ("MDS"), and in March 2003 completed enrollment of patients in this trial. In May 2003, we were also granted "fast track" designation for Dacogen for MDS. Moreover, we have procured the U.S. sales and marketing rights to the cancer vaccine Avicine™. In addition, our portfolio of products includes Partaject™ delivered busulfan, and inhaled versions of Orathecin and paclitaxel. We received regulatory approval to market our generic daunorubicin for a variety of acute leukemias in November 2001, and in November 2002 received regulatory approval to market Mitozytrex™ (mitomycin for injection), for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed.

        Our success will depend upon our competitive strengths and strategies. However, we are a development stage company, and as such, our business operation is subject to uncertainties and complexities present in any emerging pharmaceutical company. We have incurred cumulative losses of $257.3 million through June 30, 2003, and have never generated enough funds through our operations to support our business. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, and in regulatory and sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates in development. If our clinical trials, especially the trials for Orathecin, are not successful, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. We rely on third party collaborators for research, development, manufacturing, storage and distribution activities, and the failure to maintain or develop such relationships may impair our product development and business operations. In addition, the trading prices for our common stock are highly volatile and will continue to fluctuate in the future because of various factors, some of which are beyond our control. If the trading price of our common stock continues to significantly decline, we may not be able to obtain additional capital that we will need through public or private financing activities.

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

Results of Operations

  Three months ended June 30, 2003 compared to three months ended June 30, 2002.

        Revenues were $4.2 million in the second quarter of 2003 compared to $5.9 million 2002. The decrease was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. During the second quarter of 2003, we experienced lower inventory levels of Nipent because of a failed production batch. A successful batch was completed in mid-June and inventories were replenished, but some of the sales that might have occurred in the second quarter were deferred to the third quarter, when we expect to recover some of the shortfall in sales. Sales in the second quarter of 2003 included approximately $200,000 in sales to Europe, compared to $355,000 in the second quarter of 2002. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 39% in the second quarter of 2003 compared to 31% during the same period in 2002. The higher cost of sales in 2003 was due to the write-off of a failed production batch of Nipent in 2003. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $5.4 million in the second quarter of 2003 compared to $8.8 million in 2002. The decline was due primarily to lower expenditures relating to our Phase III clinical trials of Orathecin for pancreatic cancer. We completed enrollment of over 1,800 patients into the three Phase III Orathecin trials in 2001, and the expenditures for these trials continue to decline as patients complete the studies. We completed our enrollment of new patients into our Phase III trials for Dacogen, and we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $6.0 million in the second quarter of 2003 compared to $6.8 million in 2002. This decrease was due primarily to lower sales and marketing expenditures, primarily in trade shows, conferences, and symposiums.

        Interest income was $124,000 in the second quarter of 2003 compared to $439,000 in 2002. This was due to lower available cash and marketable securities balances and a decline in interest rates.

        Interest expense was $1.4 million and non-cash amortization of deemed discount on convertible debt was $4.3 million in the second quarter of 2003. No such amounts were recorded in 2002 as the debt was issued in February and June 2003.

        Income related to the change in derivative valuation of $1.9 million recorded in the second quarter of 2003 represents the change in the valuation of two separate derivatives. In our February 2003 exchangeable convertible debt transaction, the February Notes contained a feature that allowed holders of the notes to receive a portion of the principal and interest in 2,634,211 shares of the common stock of AVI BioPharma, Inc. (the "AVI Shares") at $5.00 per share. The value ascribed to this derivative was $2.5 million as of March 31, 2003. This ability to exchange the notes into shares of AVI was eliminated in our June 2003 convertible debt transaction, so the entire derivative value of $2.5 million was taken to income in the second quarter. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at $5.00 per share. These warrants represent a derivative instrument and were valued at $10.1 million using the Black-Scholes method on June 24, 2003. On June 30, 2003, the balance sheet date, the value of the derivative had increased by $579,000. This change in value was recorded as additional expense in the second quarter of 2003. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

  Six months ended June 30, 2003 compared to six months ended June 30, 2002

        Revenues were $6.3 million in the first half of 2003 compared to $7.5 million 2002. The decrease was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. During the second quarter of 2003, we experienced lower inventory levels of Nipent because of a failed production batch. A successful batch was completed in mid-June and inventories were replenished, but some of the sales that might have occurred in the second quarter were deferred to the third quarter. We believe that some of the shortfall in sales will be recovered in the third quarter. Sales in the first half of 2003 included approximately $315,000 in sales to Europe, compared to $400,000 in the first half of 2002. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 37% in the first half of 2003 compared to 35% during the same period in 2002. The higher cost of sales was due to the write-off in the second quarter of 2003 of a failed production batch of Nipent. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $12.1 million in the first half of 2003 compared to $16.0 million in 2002. The decline was due primarily to lower expenditures relating to our Phase III clinical trials of Orathecin for pancreatic cancer. We completed enrollment of over 1,800 patients into the three Phase III Orathecin trials in 2001, and the expenditures for these trials continue to decline as patients complete the studies. We completed the enrollment of new patients into our Phase III trials for Dacogen, and we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $11.9 million in the first half of 2003 compared to $13.2 million in 2002. This decrease was due primarily to lower sales and marketing expenditures, primarily in trade shows, conferences, and symposiums.

        Interest income was $253,000 in the first half of 2003 compared to $1.2 million in 2002. This was due to lower available cash and marketable securities balances and a decline in interest rates.

        Interest expense was $1.6 million and non-cash amortization of deemed discount on convertible debt was $4.6 million in the first half of 2003. No such amounts were recorded in 2002 as the debt was issued in February and June 2003.

        Income related to the change in derivative valuation of $1.8 million recorded in the first half of 2003 represents the change in the valuation of two separate derivatives. In our February 2003 exchangeable convertible debt transaction, the February Notes contained a feature that allowed holders of the notes to receive a portion of the principal and interest in the 2,634,211 AVI Shares we own at $5.00 per share. The initial value ascribed to this derivative was $2.3 million. In the first quarter of 2003, the value of this derivative had increased by $167,000, which was recorded to expense. The ability to exchange the notes into AVI Shares was eliminated when we restructured the February Notes in June 2003, so the entire derivative value of $2.5 million was taken to income. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at $5.00 per share. These warrants represent a derivative instrument and were valued at $10.1 million using the Black-Scholes method on June 24, 2003. On June 30, 2003, the balance sheet date, the value of the derivative had increased by $579,000. This change in value was recorded as expense in the second quarter of 2003. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $31.6 million at June 30, 2003, compared to $22.4 million at December 31, 2002. In addition, at June 30, 2003 we held an additional $10.6 million in an interest bearing collateral account securing a portion of our convertible debt, as well as approximately 2.7 million shares of registered stock of AVI BioPharma, Inc. ("AVI"), most of which are held as security for warrants we granted to purchase the AVI Shares at $5.00 per share. The AVI shares had a market value of $16.4 million at June 30, 2003, and are classified as a restricted investment.

        The net cash used in operating activities in the first half of 2003 was $22.3 million, which consisted primarily of the net loss of $24.1 million, less $4.6 million non-cash amortization of deemed discount on our convertible debt, plus $1.8 million non-cash change in the valuation of derivatives. The net cash used in operating activities in the first half of 2002 was $30.9 million, which consisted primarily of the net loss of $23.0 million, increases in accounts receivable of $2.3 million, increases in prepaid expenses and other assets of $1.1 million, and the reduction of accounts payable and accrued liabilities totaling $5.1 million.

        Net cash used in investing activities in the first half of 2003 was $8.7 million, which consisted primarily of $10.6 million raised in our June convertible debt transaction that was transferred to a cash collateral account. Net cash provided by investing activities in the first half of 2002 was $29.3 million, and primarily related to the sales and maturities of marketable securities.

        Net cash provided by financing activities was $42.1 million for the first half of 2003, due primarily to the issuance of a total of $42.5 million in convertible notes in separate transactions in February and June 2003. Net cash used in financing activities was $3.9 million in the first half of 2002, and related primarily to the repurchase of the Company's common stock.

        February Notes Financing.    On February 26, 2003 we entered into a Securities Purchase Agreement with a number of purchasers for the private placement of Senior Exchangeable Convertible Notes ("February Notes") in the principal amount of $21.25 million and related warrants. The February Notes accrue interest at a rate of 4% per year, and were, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 of our AVI Shares at a fixed exchange price of $5.00 per share. We may pay interest due under the February Notes in shares of our common stock at a price tied to the then market price, and subject to certain conditions, we could have also elected to pay principal due under the February Notes in shares of our common stock and our AVI Shares at prices tied to the then market price of our common stock and AVI common stock, respectively. Subject to certain conditions, at any time after the first anniversary of the effectiveness of a registration statement we filed to cover the resale of the securities, all of the outstanding February Notes would have been redeemable by SuperGen for a cash redemption price at 120% of par plus accrued and unpaid interest. Upon a change of control, the holders will have certain redemption rights, and we could have also redeemed the February Notes, in each case subject to certain conditions and provided that, in the event of our redemption, we would have issued to the holders of the February Notes certain warrants exercisable for the securities of the acquiring entity and the AVI Shares. Our exchange obligations under the February Notes were secured by a pledge of the AVI Shares. In connection with the issuance of the February Notes, we also issued warrants to the note holders for the purchase of an aggregate of 1,997,500 shares of SuperGen common stock. These warrants will be exercisable for a term of five years at an exercise price of $5.00 per share.

        June Notes Financing and February Notes Restructuring.    On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes ("June Notes") in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes are payable in four equal quarterly installments beginning in March 31, 2004, and will accrue interest at a rate of 4% per year. Pursuant to the terms of the June Notes, the note holders may elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price of $6.36. We may also elect to pay the principal and interest then due under the June Notes, subject to certain conditions, through the issuance of shares of our common stock at a conversion price equal to: (i) with respect to the interest payment, 95% of the arithmetic average of the weighted average price of our common stock on each of the five consecutive trading days immediately preceding payment, and (ii) with respect to the principal payment, as of any date of determination, at 90% of the arithmetic average of the weighted average price of our common stock on any fifteen trading days designated by the note holders during the twenty trading days immediately preceding such date.

        Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes. Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount ($10,625,000) plus accrued and unpaid interest thereon into shares of our common stock at the fixed conversion price of $4.25. The remaining $10,625,000 principal amount of the outstanding February Notes now have a final maturity date of February 26, 2004. The remaining February Notes have been amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount.

        In addition, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share.

        While the full amount of the $21,250,000 proceeds from the June Notes was transferred to SuperGen, $10,625,000 of such funds were placed into an interest bearing collateral account, and not available for our use until release. Absent certain defaults by us, $5,312,500 (one-half of the $10,625,000) will be available to us on March 24, 2004, and the remaining $5,312,500 will be available on June 24, 2004.

        See "Factors Affecting Future Operating Results—We substantially increased our outstanding indebtedness with the issuance of certain senior convertible notes and we may not be able to pay our debt and other obligations; and The conversion of the notes will have a dilutive effect upon the stockholders."

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

        We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin, and that our continued ability to raise additional funds from external sources will be critical to our success. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. We may not be able to obtain additional funds on acceptable terms, if at all.

Factors Affecting Future Operating Results

        The following section lists some, but not all, of the risks and uncertainties that may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider these risks in evaluating our company and business. Our business operations may be impaired if any of the following risks actually occur, and by additional risks and uncertainties that we do not know of or that we currently consider immaterial. In such case, the trading price of our common stock could decline.

        This report also contains and incorporates by reference forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and an accumulated deficit and we expect to continue to incur losses for the foreseeable future.

        Since inception we have incurred cumulative losses of $257.3 million through June 30, 2003, and have never generated enough funds through our operations to support our business. These losses include non-cash charges of $20.0 million for the acquisition of in-process research and development. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. Our losses to date have resulted principally from:

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

        Our ability to achieve profitability will depend primarily on our ability to obtain regulatory approval for and successfully commercialize Orathecin, on our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia, to obtain regulatory approval for and successfully commercialize Dacogen and other product candidates, and to bring to market our other proprietary products, i.e., products that are advancing through our internal clinical development infrastructure, including our Extra products. Our ability to become profitable will also depend upon a variety of other factors, including the following:

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

        We will continue to expend substantial resources for conducting research and development, including costs associated with conducting clinical trials. While we raised $21.25 million through the issuance of the senior convertible notes in June 2003 and previously raised $21.25 million through a senior exchangeable convertible notes offering in February 2003, and anticipate that our capital resources will be adequate to fund operations and capital expenditures for at least the next twelve months, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options. However, given the uncertainties of market conditions, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, or if at all. Also, the dilutive effect of those fundings could adversely affect our results per share. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we may be forced to scale back our product development activities, or forced to cease our operations.

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

Our equity investment in AVI BioPharma, Inc. exposes us to equity price risk and any impairment charge would affect our results of operations.

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

        In addition, in connection with the issuance of the June Notes and restructuring of our February Notes, we issued warrants to the June Note holders exercisable into up to 2,634,211 of our AVI Shares at an exercise price of $5.00 per share, and we pledged the AVI Shares to secure our obligation under the June Notes. As a result, our ability to gain from the increases of AVI's stock price is limited.

We substantially increased our outstanding indebtedness with the issuance of certain senior convertible notes and we may not be able to pay our debt and other obligations.

        On June 24, 2003, we privately placed the June Notes in the aggregate principal amount of $21.25 million with several institutional investors. The notes are payable in four equal quarterly installments beginning in March 31, 2004 and will accrue interest at a rate of 4% per year. In addition, in February of 2003, we issued to the same June Note holders the February Notes (our senior exchangeable convertible notes) in the aggregate principal amount of $21.25 million. In connection with the June Note issuances, we restructured the February Notes whereby the holders converted half of the outstanding principal of the February Notes and accrued interest thereon into shares of our common stock, and the remaining $10,625,000 principal amount of the outstanding February Notes would have a final maturity date of February 26, 2004. Nevertheless, by issuing the June Notes we increased our indebtedness substantially. In addition, the holders of the June Notes and February Notes have imposed certain restrictive covenants, including limits on our future indebtedness and limits on structuring equity financings with variable pricing. As a result, the issuance of the June Notes and the February Notes may or will:

  •
  make it more difficult for us to obtain any necessary financing in the future for working capital, capital expenditures or other purposes;

  •
  significantly increase our interest expense; and

  •
  make us more vulnerable in the event of a downturn in our business.

        Currently, our revenues from our operations will not generate sufficient cash flow to satisfy the principal payments under the notes when they become due. Under the terms of the June Notes and the February Notes, we have the right to pay the principal and interest then due under such notes through the issuance of shares of common stock at a conversion price tied to the then market price. Nevertheless, our principal payments through issuance of shares of our common stock is subject to certain conditions, including limitations based on trading volumes in our common stock at such time. Therefore, we may be required to use cash to pay the principal amounts when they are due under the June Notes and February Notes. If we decide to make payments under the June Notes and February Notes in cash, we may deplete our financial resources and adversely affect our product development. If we are unable to satisfy our payment obligations under the June Notes and February Notes, we will default on such notes.

The conversion of the notes will have a dilutive effect upon the stockholders.

        Pursuant to the terms of the June Notes and the February Notes, the holders of such notes may convert such notes at any time prior to their maturity at certain fixed conversion prices (for the June Notes, $6.36, and for the February Notes, $4.25), and we have the right, subject to certain conditions, to pay the principal and interest then due under such notes through the issuance of shares of common stock at a conversion price tied to the then market price. If we issue shares of our common stock upon the note holders' conversion of the notes or to make payments, such issuances will be dilutive to our stockholders. In addition, if we decide to redeem the notes in connection with a change of control, we will be required to issue to the note holders certain warrants for the securities of the acquiror, which will be dilutive and may negatively affect the deal consideration the stockholders would otherwise receive in absence of such issuance.

Risks Related to Our Industry

Before we can seek regulatory approval of any of our product candidates, we must successfully complete clinical trials, which are expensive and have uncertain outcomes.

        Most of our products are in the development stage and, prior to their sale, will require regulatory approval and the commitment of substantial resources. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process, and their results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. In addition, we must overcome all kinds of difficulties and setbacks in our clinical trials, which are an inherent part of the drug development process.

        We are currently conducting late stage Phase III clinical trials for two of our product candidates: Orathecin for pancreatic cancer and Dacogen for treatment of MDS. In addition, we have a broad portfolio of other cancer drugs in various stages of development, including Avicine in colorectal cancer (Phase II), Nipent (for indications other than hairy cell leukemia, Phase IV), Partaject busulfan, inhaled Orathecin (Phase I), and are conducting pre-clinical studies for Vascular Endothelial Growth Factor ("VEGF"), inhaled paclitaxel and Cremophor-free paclitaxel. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

  •
  government or regulatory delays.

        In addition, we have limited experience in conducting and managing clinical trials. We rely on third parties, including contract research organizations ("CRO's"), to assist us in managing and monitoring clinical trials. Our reliance on these third parties may result in delays in completing, or in failure to complete, these trials if the third parties fail to perform under our agreements with them.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in compliance with regulatory requirements, if the trial results are negative, inconclusive or if they fail to demonstrate safety or efficacy.

        Our clinical trials must be conducted in accordance with the FDA's regulations and are subject to oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource our research and development activities with respect to our primary product candidates. We have agreements with third-party CRO's to provide monitors and to manage data for our clinical programs, including the Phase III Orathecin program in pancreatic cancer. We and our CRO's are required to comply with current Good Clinical Practices ("GCP") regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCP's through periodic inspections of study sponsors, principal investigators, and study sites. We are not aware of any material GCP deficiencies with any of these research organizations that might impact regulatory approval of our products. If, however, in the future we or our CRO's fail to comply with applicable GCP's, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our marketing applications. We cannot assure you that upon inspection the FDA will determine that any of our studies for products in clinical development comply with GCP's. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices (GMP's) regulations and may require large numbers of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

        We may encounter other problems and failures in our studies that will cause us or the FDA to delay or suspend the studies. The potential failures will delay development of our product candidates, hinder our ability to conduct related pre-clinical testing and clinical trials, and further delay the commencement of regulatory approval process. Moreover, we then may be required to conduct other clinical trials for the product candidates, which will require substantial funding and time. We may be unable to obtain corporate funding or other financing to conduct such clinical trials. The failures or perceived failures in our clinical trials will directly delay our product development and regulatory approval process, damage our business prospect, make it difficult for us to establish collaboration and partnership relationships, and negatively affect our reputation and competitive position in the pharmaceutical community.

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

        We are currently selling Nipent (which we acquired from the Parke-Davis division of the Warner-Lambert Company in 1996) for the treatment of hairy cell leukemia, and sales of Nipent constitute our principal source of product revenues. We received regulatory approval to market our generic daunorubicin for a variety of acute leukemias in November 2001, and in November 2002 received regulatory approval to market Mitozytrex (mitomycin for injection) for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. We have submitted the first two sections of a rolling NDA for Orathecin for the treatment of patients with pancreatic cancer who have failed or are resistant to two or more chemotherapy agents. We have also filed an Abbreviated New Drug Application ("ANDA") for our generic paclitaxel. Our other existing product candidates, including our proprietary drugs, i.e., drugs that are advancing through our internal clinical trials, such as Dacogen, and our generic drugs, i.e., drugs for which there is no patent protection and are marketed by multiple sources, will require significant additional development, lengthy clinical trials, regulatory review and approvals, and additional investment before they can be commercialized.

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

        Sales of our products outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. We must obtain separate regulatory approvals in order to market our products in other jurisdictions. Approval in the U.S., or in any other jurisdiction, does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us, and require additional trials and additional expenses. So far, we have applied, through an affiliate, for regulatory approval to market mitomycin and paclitaxel in the United Kingdom and in certain other countries within the European Union. While many of the regulations applicable to our products in these foreign countries are similar to those of the FDA, these requirements may vary widely from country to country and could delay the introduction of our products in those countries. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to commercialize our products in foreign markets.

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

        If our promotional activities fail to comply with the FDA's regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA. For example, in November 2002 we issued a press release announcing our receipt of FDA approval to market Mitozytrex (mitomycin for injection). In March 2003, the FDA issued a "Talk Paper" regarding this press release, taking the position that we made certain unsupported claims about the drug and did not disclose the serious side effects such as suppressing bone marrow activity. We are revising our internal procedures to help ensure our promotional activities and public disclosure will meet regulatory requirements.

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

        Orathecin is our lead product candidate, which we are developing for the treatment of patients with pancreatic cancer who have failed or are resistant to two or more chemotherapy agents. Pancreatic cancer is a highly lethal disease, with the poorest likelihood of survival among all of the major malignancies. Based on a study on cancer for 1988-1992 by the National Cancer Institute, pancreatic cancer accounts for only 2% of all newly diagnosed cancers in the United States each year, but 5% of all cancer deaths. We believe that our Orathecin clinical program is the largest registration program ever undertaken in pancreatic cancer. To date, only two drugs have been approved by the FDA for the treatment of pancreatic cancer—gemcitabine and 5-FU. Based on the FDA's summary basis of approval, the program sizes for those two drugs were as follows: gemcitabine had 126 patients in front-line use and 63 patients in second-line use, and 5-FU was approved on data from 20 pancreatic cancer patients. We have been conducting and are close to completing three randomized Phase III registrational studies in over 1,800 patients with pancreatic cancer at over 200 study sites in North America and Europe. We commenced clinical trials in 1998, and more than 2,700 patients have been enrolled in the studies. Our ongoing Orathecin clinical trials are large and complex and have required a significant amount of financial commitment and human resources. Over the years, we have expended substantial resources on developing Orathecin and preparing an infrastructure to support its sales and marketing, if approved for sale by regulatory authorities.

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

        In late May 2003, we announced data from one of our Phase III studies of Orathecin in patients with advanced pancreatic cancer, most of whom had previously failed two or more chemotherapy treatments. The study randomized 409 patients to either Orathecin or "best medical therapy." The primary study end-point was overall survival with secondary end-points of tumor response and time to disease progression. We did not meet the primary end-point, although we did meet both secondary end-points. The secondary end-points were independent of a crossover effect whereas the primary end-point was not. We are still in the process of analyzing data from our other clinical trials. It remains uncertain whether the released data, and the data from our other clinical trials, will be sufficient to support an application for regulatory approval to the FDA for Orathecin. If our data fails to support the regulatory submission, our regulatory approval, if any, will be delayed, and we will be required to conduct additional clinical trials, which we may be unable to fund.

        We have submitted the first two sections of a "rolling" NDA with the FDA, and anticipate completing our filing in the second half of 2003. However, the approval process may take a significant amount of time and we may not be approved. The FDA's approval of our application will be based on its review of Orathecin's safety and efficacy. Important factors to be taken into account in the FDA's review will include, among other things, the overall survival of patients randomized to receive Orathecin, time to disease progression as well as toxicities seen in patients who were treated with Orathecin. If our Orathecin development activities are unsuccessful for these or other reasons and if we fail to obtain the FDA approval in a timely fashion, if at all, we will not be able to realize the projected revenues, have sufficient funds to support another program or continue our other clinical trials, and we may be forced to substantially scale down our operations.

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

        Part of our strategy involves expanding the market opportunities for our approved drugs by seeking regulatory approval and/or their reimbursement support of their use for treatment of additional diseases. We are currently marketing Nipent for hairy cell leukemia, and revenues from selling Nipent provided over 90% of our revenues in the past three years. We believe Nipent has promise for treatment of a variety of diseases and are conducting a series of clinical trials with Nipent that are important to the expansion of our business. These trials include Phase IV trials for chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, cutaneous and peripheral T-cell lymphomas, and Phase II/III studies for graft-versus-host disease. If these and our other Nipent clinical trials are not successful or require additional regulatory approvals, we will not be able to increase our revenue above the current level.

If we cannot complete our clinical trials for Dacogen and cannot receive regulatory approval, we may not realize future revenues.

        We have initiated Phase III clinical trials with Dacogen for treatment of advanced MDS, and we completed patient enrollment in March 2003. We have also received orphan drug designation for Dacogen for the treatment of MDS in the United States and Europe, and for the treatment of sickle cell anemia in the United States. There is no assurance that we will be able to complete our clinical trials, or that the clinical trial results will support submission of an NDA or regulatory approval. Even if we complete the clinical trials and submit an NDA, the approval process may take a significant amount of time and we may not receive approval. Moreover, the future sales of Dacogen could constitute a material source of our product revenues. According to a paper published in Nature Review in 2002, in vitro data suggests that Dacogen reverses the biological mechanism that has been implicated as a fundamental defect in cancer. We believe that potential sales of this product may equal or exceed that of Orathecin and thus amount to $100 million annually, although there can be no assurance in this regard even if we seek and receive the regulatory approval. As a result, if our Dacogen development activities are unsuccessful for any reason, future revenues will not be realized.

The fast track designations of Orathecin and Dacogen may not actually lead to a faster regulatory review or approval.

        If a drug is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA fast track designation. The fast track classification does not apply to the product alone, but applies to the combination of the product and the specific indication for which it is being studied. Under fast track provisions, the FDA is committed to working with the sponsor for the purpose of expediting the clinical development and evaluation of the drug safety and efficacy for the fast track indication. A fast track designation will allow the pharmaceutical company sponsor to submit a rolling NDA, which will allow the FDA to initiate review of sections of the application before it is complete. In some cases, a fast track designated product may also qualify for priority review, or review within a six-month time frame from the time an NDA is completed and filed, but this cannot be assured.

        Although we have obtained fast track designations from the FDA for (i) Orathecin for the treatment of patients with locally advanced or metastatic pancreatic cancer that is resistant or refractory to two or more chemotherapies, and (ii) Dacogen for MDS, we cannot guarantee a faster development process, review or approval compared to the conventional FDA procedures. Our drug candidates may not be granted priority review, or review within six months, and our fast track designation may be withdrawn by the FDA if the FDA believes that such designation is no longer supported by emerging data from our clinical development program. Our fast track designation does not guarantee that we will qualify for or be able to take advantage of the accelerated approval procedures, which are procedures that allow the FDA to approve a drug, intended to treat serious or life threatening illnesses, based upon a surrogate end point that is reasonably likely to predict clinical benefit. Even if the accelerated approval procedures are available to us, we may elect to use the traditional approval process for strategic and marketing reasons. If Orathecin and Dacogen are approved under the accelerated approval procedures, we will most likely be required to conduct Phase IV studies to provide confirmatory evidence that these drugs are safe and effective and provide a clinically meaningful benefit to patients. If we fail to verify that our drugs are safe, effective and provide a clinically meaningful benefit to patients, our FDA approval can be withdrawn on an expedited basis. Accelerated approval will also require that we submit all promotional labeling and advertising to the FDA for pre-approval prior to dissemination of these materials. Furthermore, if serious adverse effects are identified at any time after marketing, our approval may be rapidly revoked and we will not be allowed to continue to market the drug. If the regulatory approval for our drug candidates is delayed, or the approval is withdrawn or revoked for any reason, our business will be substantially harmed.

We depend on third parties for manufacturing and storage of our products and our business may be harmed if the manufacture of our products is interrupted or discontinued.

        Even if we obtain governmental approval of our product candidates, our manufacturing facilities and those of our contract manufacturers are subject to unannounced inspections by the FDA and must comply with the FDA's current GMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If we or our contract manufacturers fail to comply with any of the manufacturing regulations, we may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution.

        We have no manufacturing facilities and we currently rely on third parties for manufacturing activities related to all of our products. As we develop new products and increase sales of our existing products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products, including Orathecin and Dacogen. Our manufacturing strategy presents the following risks:

  •
  delays in scale-up to quantities needed for multiple clinical trials or failure to manufacture such quantities to our specifications, or deliver such quantities on the dates we require, could cause delay or suspend clinical trials, regulatory submissions and commercialization of our products in development;

  •
  our current and future manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies for compliance with strictly enforced current GMP's and similar foreign standards, and we do not have control over our third-party manufacturers' compliance with these regulations and standards;

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

        We currently outsource manufacturing for all of our products to United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers are and will be able to efficiently manufacture our proprietary and generic compounds in sufficient quantities and on a timely basis, while maintaining product quality. We maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures, and thorough analytical testing by outside laboratories, and, to our knowledge, none of our manufacturers have had material problems complying with regulatory requirements for our products. At this time we do not intend to replace our manufacturing or storage contracts.

        However, we may be unable to maintain our current relationships. In the event we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with current GMP's. It could take several months, or significantly longer for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying our Nipent finished product filed for bankruptcy in mid 2001. We contracted with a new manufacturer for the purification of Nipent in mid 2001, and the manufacturer was qualified by the FDA in May 2002. We experienced unusually low inventory levels during the first quarter of 2002, while we were waiting for the new company to be qualified by the FDA. Nipent is currently being purified at Hauser Technical Services, Inc. ("Hauser"). Hauser, Inc., Hauser's parent company, and its wholly owned subsidiaries filed for reorganization under Chapter 11 in April 2003. However, we do not believe that this filing will have any significant impact on our supply agreement and our ability to process Nipent, although there can be no assurance in this regard.

        Currently we store the majority of the unpurified, bulk form of Nipent at the manufacturer's location. Improper storage, fire, natural disaster, theft or other conditions at this location may lead to the loss or destruction of the bulk concentrate. While the manufacturer carries adequate insurance consistent with industry standard and we also carry insurance for drug storage, such event would inevitably cause delays in distribution and sales of our products and harm our operating results.

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

        Some suppliers are our only source for certain product or a particular component, which makes us vulnerable to cost increases and supply interruptions. We generally rely on one manufacturer for each product. We have one manufacturer for the future production of our generic compounds required for both our Extra and generic dosage forms. We rely on one manufacturer for Nipent, a sole source supplier for the purification and processing of pentostatin, which is used in the manufacturing of Nipent, and a sole source supplier for the ingredient used in the purification of pentostatin. We also rely on sole source suppliers for mitomycin products and components used in the production of Mitozytrex (mitomycin for injection).

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

        Specifically, in consideration of past research and development performed by AVI, in 1999 and 2000 we made substantial equity investments in AVI in the aggregate amount of more than $27 million (including $7.5 million cash and 447,826 shares of our common stock), in exchange for 2,684,211 shares of AVI common stock. Moreover, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. At the time the transactions were entered, the chief executive officer of AVI, Dr. Denis Burger, was a member of our Board of Directors (Dr. Burger subsequently resigned from our Board in May 2002). Our president and chief executive officer is a member of the Board of Directors of AVI. The transaction was approved by members of our Board who had no interest in the transaction and evaluated the transaction with input from members of our financial and scientific staffs.

        In addition, we also entered into an arrangement with Peregrine Pharmaceuticals in February 2001, pursuant to which we licensed a drug-targeting technology known as Vascular Targeting Agent, which is a proprietary platform designed to specifically target a tumor's blood supply and subsequently destroy the tumor with various attached therapeutic agents. The licensed technology is specially related to VEGF. Under the agreement, we made an up-front equity investment in Peregrine of $600,000 and will be obligated to make subsequent milestone payments that ultimately could total $8 million. In addition, we will pay royalties to Peregrine based on the net revenues of any drugs we commercialize using the VEGF technology.

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

        In addition, many of these competitors, either alone or together with their customers, have significantly greater experience than we do in developing products, undertaking pre-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales of our product candidates, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

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

        Our proprietary Extra technology is a platform technology that employs the use of an inert chemical excipient, cyclodextrin, combined with a drug. Most anticancer drugs are cytotoxic, and most must be administered intravenously. If a vein is missed on injection, the drug can leak to surrounding tissue, causing ulceration that sometimes requires plastic surgery to correct. Our proprietary Extra technology is designed to "shield" the drug from the injection site, thus providing the patient protection from tissue ulceration. It may increase the relative solubility of hard-to-dissolve anticancer drugs, hence increasing its stability or shelf life. However, each of these benefits must be supported by appropriate data and approved by the FDA before we can make any claim in this regard. Our first product utilizing our Extra technology, Mitozytrex (mitomycin for injection), which is an Extra formulation of generic mitomycin, was approved by the FDA in November 2002 for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Currently, we cannot promote Mitozytrex (mitomycin for injection) as providing any injection site ulceration protection, nor can we promote any increased stability, solubility or shelf life extension, as compared to generic mitomycin. We must develop and submit additional data to the FDA and receive FDA approval before we can make these claims. We are currently exploring marketing opportunities and/or marketing partners for Mitozytrex (mitomycin for injection).

        So far we have spent approximately $6 million on developing and marketing our generic and Extra products. We have currently completed our pre-commercial investment in developing Mitozytrex (mitomycin for injection), and as of now we have not committed to an internal budget for additional Extra development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

        We protect our proprietary technology from unauthorized use by third parties largely to the extent that our proprietary technology is are covered by valid and enforceable patents or are effectively maintained as trade secrets. We attempt to protect our intellectual property position by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Currently we have acquired licenses to or assignments of at least 37 U.S. patents covering various aspects of our proprietary drugs, including 30 patents for Orathecin, 5 patents for Nipent, 6 patents for our paclitaxel related products and 2 patents for our 5-beta-steroid related compounds. These issued U.S. patents will begin to expire in October 2012. We have been granted patents and have received patent licenses relating to our Extra technology, Partaject, and Oral Prodrug technologies, among which at least 5 patents are issued to us. In addition, we are prosecuting a number of patent applications for drug candidates that we are not actively developing at this time.

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

        Our success is dependent on key personnel, including Dr. Joseph Rubinfeld, our President and Chief Executive Officer, and members of our senior management and scientific staff. We carry key man insurance on Dr. Rubinfeld. Except for Dr. Rubinfeld (whose current employment contract will expire by December 31, 2003), none of our officers or employees has any term employment contracts. During 2003, we intend to establish a succession plan for our senior management. We know of no plans by any of our executive officers or key employees to retire or resign from our company. If any of our executive officers decides to leave the company and we cannot locate qualified replacement in time to allow a smooth transition, our business operation may be adversely affected.

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

        Our operations are vulnerable to interruption by fire, power loss, floods, telecommunications failure and other events beyond our control. In addition, our business operation is susceptible to disruption as a result of natural disasters such as earthquakes. So far we have never experienced any significant disruption of business operation as a result of earthquakes or other natural disasters. While we carry adequate business interruption insurance and have in place a contingency recovery plan, any significant business interruption could cause delays in our drug development and sales and harm our business.

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

        As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI BioPharma at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On June 30, 2003, the balance sheet date, the value of the derivative had increased to $10.6 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

        We operate primarily in the United States and all product sales are denominated in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item 4. Disclosure Controls And Procedures

(a)
Evaluation of disclosure controls and procedures.

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)
Changes in internal control over financial reporting.

        There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On April 14, 2003, John R. Blum filed a class action complaint entitled John R. Blum v. SuperGen, Inc., et al., No. C 03-1576 in the U.S. District Court for the Northern District of California, against us and our current President and Chief Executive Officer alleging violations of the Securities Exchange Act of 1934 ("Exchange Act") and seeking unspecified damages. Subsequently, as of May 21, 2003, six similar actions were filed in the same court. Each of the complaints purports to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 18, 2000 through March 13, 2003, inclusive (except that one complaint specified the period as between April 18, 2000 through March 14, 2003). The complaints alleged that during such period, we issued materially false and misleading statements and failed to disclose certain key information regarding Mitozytrex (mitomycin for injection). The complaints did not specify the amount of damages sought.

        Beginning in late July 2003, each of the plaintiffs elected to voluntarily dismiss their respective complaints without prejudice. Each of the dismissals has been approved and entered by the Court, thus ending all of the pending securities lawsuits against us.

        We have not made any monetary payments, and have no obligation to make any monetary payments whatsoever, to any of the plaintiffs or their counsel in connection with the dismissals, and have undertaken no other obligations in connection therewith.

Item 2. Changes in Securities

        On June 24, 2003, the holders of SuperGen's outstanding 4 percent senior exchangeable convertible notes issued in February 2003 converted half of such notes ($10,625,000 principal amount) plus accrued and unpaid interest thereon into shares of SuperGen common stock at the fixed conversion price of $4.25 per share. The conversion resulted in the issuance of 2,508,219 shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 22, 2003. The results of the voting were as follows:

Proposal 1:    Election of the Board of Directors of the Company.

Nominee	Votes For	Votes Withheld
Joseph Rubinfeld	27,491,626	899,616
Charles J. Casamento	27,718,530	672,712
Thomas V. Girardi	27,488,789	902,453
Walter J. Lack	27,497,459	893,783
James S.J. Manuso	27,558,550	832,692
Michael D. Young	27,719,130	672,112

Proposal 2:    Ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2003:

Votes For:	28,242,362
Votes Against:	105,998
Votes Abstaining:	42,882
Broker Non-Votes:	—

Proposal 3:    Proposal to approve the adoption of the 2003 Stock Plan:

Votes For:	5,221,139
Votes Against:	1,200,155
Votes Abstaining:	137,234
Broker Non-Votes:	21,832,714

Proposal 4:    Proposal to approve the issuance of common stock at the company's election in connection with the payment of principal and interest amounts due under the company's 4% senior exchangeable convertible notes:

Votes For:	5,645,833
Votes Against:	794,130
Votes Abstaining:	118,565
Broker Non-Votes:	21,832,714

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Warrant dated June 24, 2003 issued to Paul Revere LLC
	10.2(*)	Drug Substance Validation and Supply Agreement dated July 2, 2003
	31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*
Confidential treatment is being requested for certain portions of this exhibit.

(b)
Reports on Form 8-K

  Form 8-K dated June 24, 2003 filed on June 25, 2003, amended on July 3, 2003, relating to the private placement of Senior Convertible Notes totaling $21.25 million and the modification of Senior Exchangeable Convertible Notes issued in February 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	August 14, 2003	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Business Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003 (Unaudited)
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