Form 10-Q
period 2003-09-30
SUPERGEN INC
filed 2003-11-14
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number 0-27628

SUPERGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1841574
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
4140 Dublin Blvd, Suite 200, Dublin, California	94568
(Address of principal executive offices)	(Zip Code)

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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 10, 2003 was 35,489,448.

TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION
	Item 1—Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002	5
	Notes to Condensed Consolidated Financial Statements	6
	Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3—Quantitative and Qualitative Disclosures About Market Risk	41
	Item 4—Controls and Procedures	42
PART II	OTHER INFORMATION
	Item 6—Exhibits and Reports on Form 8-K	43
SIGNATURES		44

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,076	$8,241
Marketable securities	11,091	12,081
Restricted cash and investments	10,652	—
Accounts receivable, net	3,813	5,405
Due from related parties	263	402
Inventories	3,546	2,166
Prepaid financing costs	2,680	—
Prepaid expenses and other current assets	3,382	1,771

Total current assets	45,503	30,066
Marketable securities, non-current	2,152	2,100
Investment in stock of related parties	939	14,071
Due from related parties, non-current	162	390
Property, plant and equipment, net	4,670	5,443
Developed technology at cost, net	485	744
Goodwill, net	731	731
Other intangibles, net	151	269
Restricted cash and investments, non-current	16,816	3,489
Other assets	30	30

Total assets	$71,639	$57,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,969	$4,506
Convertible debt, current portion, net	12,196	—
Derivative liability	8,429	—
Payable to AVI BioPharma, Inc	565	421
Deferred revenue	1,667	1,000
Accrued payroll and employee benefits	2,728	1,621

Total current liabilities	28,554	7,548
Deferred rent	764	616
Convertible debt, non-current portion, net	2,433	—
Deferred revenue, non-current	—	1,167

Total liabilities	31,751	9,331

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 35,284,319 and 32,892,674 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	35	33
Additional paid in capital	307,834	282,010
Deferred compensation	—	(47)
Accumulated other comprehensive loss	(147)	(796)
Accumulated deficit	(267,834)	(233,198)

Total stockholders' equity	39,888	48,002

Total liabilities and stockholders' equity	$71,639	$57,333

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Net sales revenue	$4,419	$657	$10,691	$7,615
Other revenue	—	250	57	831

Total revenue	4,419	907	10,748	8,446
Operating expenses:
Cost of sales	1,023	161	3,362	2,627
Research and development	5,349	7,776	17,441	23,799
Selling, general, and administrative	5,088	4,987	16,959	18,226

Total operating expenses	11,460	12,924	37,762	44,652

Loss from operations	(7,041)	(12,017)	(27,014)	(36,206)
Interest income	116	259	369	1,422
Interest expense	(1,202)	—	(2,812)	—
Amortization of deemed discount on convertible debt	(4,589)	—	(9,149)	—
Other than temporary decline in value of investments	—	(8,354)	—	(8,354)
Change in valuation of derivatives	2,213	—	3,970	—

Net loss	$(10,503)	$(20,112)	$(34,636)	$(43,138)

Basic and diluted net loss per common share	$(0.30)	$(0.63)	$(1.03)	$(1.33)

Weighted average shares used in basic and diluted net loss per common share calculation	35,281	32,056	33,692	32,411

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net loss	$(34,636)	$(43,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	903	1,000
Amortization of prepaid financing costs	2,195	—
Amortization of intangible assets	377	366
Amortization of deferred compensation	7	56
Amortization of deferred revenue	—	(750)
Amortization of deemed discount on convertible debt	9,149	—
Interest on convertible debt paid in common stock	142	—
Change in valuation of derivatives	(3,970)	—
Expense related to stock options and warrants granted to non-employees	170	161
Non-cash charge related to research or license agreements	200	—
Cash option paid in modification of distribution agreement	(500)	—
Changes in operating assets and liabilities:
Accounts receivable	1,592	1,866
Inventories	(1,380)	(787)
Prepaid expenses and other assets	(1,611)	(1,073)
Due from related parties	367	253
Restricted cash and investments	265	(102)
Accounts payable and other liabilities	(138)	(4,798)

Net cash used in operating activities	(26,868)	(46,946)

Investing activities:
Purchases of marketable securities	(5,475)	(27,396)
Sales or maturities of marketable securities	6,575	69,966
Proceeds from convertible debt transferred to restricted cash and investments	(10,625)	—
Purchases of property and equipment	(130)	(363)

Net cash provided by (used in) investing activities	(9,655)	42,207

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	184	4,783
Prepaid financing costs	(3,435)	—
Proceeds from issuance of convertible debt	42,500	—
Repurchases of common stock	(891)	(6,451)

Net cash provided by (used in) financing activities	38,358	(1,668)

Net increase (decrease) in cash and cash equivalents	1,835	(6,407)
Cash and cash equivalents at beginning of period	8,241	17,650

Cash and cash equivalents at end of period	$10,076	$11,243

Supplemental Disclosures of Non-Cash Financing Activities:
Valuation of warrants issued to placement agent in connection with convertible debt transactions	$1,440	$—
Beneficial conversion and deemed discount in connection with convertible debt	$26,395	$—
Conversion of convertible notes into common stock	$10,625	$—

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ended December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2. STOCK-BASED COMPENSATION

        We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). Under APB 25, compensation expense of fixed stock options is based on the intrinsic value on the date of the grant, which represents the difference, if any, between the fair value of the stock and the exercise price of the option. We account for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

        Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three and nine month periods ended September 30, 2003 and 2002 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(10,503)	$(20,112)	$(34,636)	$(43,138)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	19	7	56
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(952)	(937)	(2,491)	(2,738)

Pro forma net loss	$(11,455)	$(21,030)	$(37,120)	$(45,820)

Basic and diluted net loss per common share:
As reported	$(0.30)	$(0.63)	$(1.03)	$(1.33)
Pro forma	$(0.32)	$(0.66)	$(1.10)	$(1.41)

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

        The following is a summary of available-for-sale securities as of September 30, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$10,578	$27	$(1)	$10,604
U.S. government debt securities	15,787	9	—	15,796
Marketable equity securities	14,678	234	(416)	14,496

Total	$41,043	$270	$(417)	$40,896

        The available-for-sale securities are classified on the balance sheet as of September 30, 2003, as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$3,120	$—	$—	$3,120
Marketable securities, current	11,070	22	(1)	11,091
Amounts included in investment in stock of related parties	266	—	(8)	258
Amounts included in restricted cash and investments	24,681	2	(408)	24,275
Marketable securities, non-current	1,906	246	—	2,152

Total	$41,043	$270	$(417)	$40,896

        Available-for-sale securities by contractual maturity, are shown below (in thousands):

	Fair Value
	September 30, 2003	December 31, 2002
Debt securities:
Due in one year or less	$24,866	$17,611
Due after one year through three years	1,534	1,706

	26,400	19,317
Marketable equity securities	14,496	13,815

Total	$40,896	$33,132

NOTE 4. INVENTORIES

        Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$114	$126
Work in process	2,625	1,196
Finished goods	807	844

	$3,546	$2,166

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

        During the nine months ended September 30, 2003, we repurchased 266,000 shares of our common stock at a cost, net of commissions, of $891,000. Since inception of the stock repurchase plan, we have repurchased 3,299,000 shares of our common stock at a cost, net of commissions, of $19,579,000. All shares repurchased have been retired.

NOTE 6. CONVERTIBLE DEBT FINANCING TRANSACTIONS

February Convertible Debt Transaction

        On February 26, 2003 we entered into a Securities Purchase Agreement for the private placement of Senior Exchangeable Convertible Notes ("February Notes") in the principal amount of $21.25 million and related warrants.

        The February Notes accrue interest at a rate of 4% per year. The principal amount of the February Notes was repayable in four equal quarterly installments beginning nine months after the closing of the transactions. The February Notes were, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 shares of common stock of AVI BioPharma, Inc. ("AVI") that we own (the "AVI Shares") at a fixed exchange price of $5.00 per share. We may pay interest due under the February Notes in shares of our common stock at a price tied to the then market price, and subject to certain conditions, we could have also elected to pay principal due under the February Notes in shares of our common stock and AVI Shares at prices tied to the then market price of our common stock and AVI common stock, respectively. Subject to certain conditions, at any time after the first anniversary of the effectiveness of the registration statement covering the resale of our shares of common stock, all of the outstanding February Notes would have been redeemable by us for a cash redemption price at 120% of par plus accrued and unpaid interest. Upon a Change of Control (as defined under the February Notes), the holders will have certain redemption rights, and we could have also redeemed the February Notes, in each case subject to certain conditions and provided that, in the event of our redemption, we would have issued to the holders of the February Notes certain warrants exercisable for the securities of the acquiring entity and the AVI Shares. Our exchange obligations under the February Notes were secured by a pledge of the AVI Shares.

        In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"), we were required to separate and account for, as an embedded derivative, the option feature that allowed holders of the February Notes to receive a portion of the principal and interest in the AVI Shares at $5.00 per share. As an embedded derivative instrument, the exchangeable feature was measured at fair value and reflected as a liability. Changes in the fair value of the derivative have been recognized in earnings. We determined the fair value of the exchange feature with respect to the AVI Shares to be $2,337,000 at February 26, 2003, which was calculated as an American style written put option on 2,634,211 AVI shares, with a strike of $5.00, expiring on the related principal and interest payment dates through August 2004. This amount was allocated from the proceeds of the February Notes to the derivative liability at February 26, 2003. The exchangeable feature was embedded in the February Notes to increase the appeal of our private placement to institutional investors and to reduce the related interest and principal payments. The convertible feature on our own SuperGen shares associated with the February Notes does not qualify as embedded derivatives under SFAS 133.

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

June Convertible Debt Transaction and February Notes Restructuring

        On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes ("June Notes") in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes are payable in four equal quarterly installments beginning March 31, 2004, and accrue interest at a rate of 4% per year. Pursuant to the terms of the June Notes, the note holders may elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price $6.36, which was calculated based on the trading prices of our common stock for the twenty trading days after issuance of the June Notes. We may also elect to pay the principal and interest then due under the June Notes, subject to certain conditions, through the issuance of shares of our common stock at a conversion price equal to: (i) with respect to the interest payment, 95% of the arithmetic average of the weighted average price of our common stock on each of the five consecutive trading days immediately preceding payment, and (ii) with respect to the principal payment, as of any date of determination, at 90% of the arithmetic average of the weighted average price of our common stock on any fifteen trading days designated by the note holders during the twenty trading days immediately preceding such date.

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

        Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes. Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount ($10,625,000) plus accrued and unpaid interest thereon into 2,508,000 shares of our common stock at the fixed conversion price of $4.25, thereby causing the remaining $10,625,000 principal amount of the outstanding February Notes to have a final maturity date of February 26, 2004. The remaining February Notes have been amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount.

        In addition, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. We determined the fair value of the warrants at June 24, 2003, using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.26%, volatility of 0.92, and a dividend yield of 0%. This resulted in an assigned value of $10,063,000. At September 30, 2003, the fair value of the derivative had declined to $8,429,000, and is recorded as a current liability on the balance sheet. Changes in the valuation of this derivative have been charged to income or expense under the caption "Change in valuation of derivatives." The embedded derivative associated with the February Notes had a value $2,504,000 on June 24, 2003. Since the ability to exchange the notes into shares of AVI was eliminated in our June 2003 convertible debt transaction, the entire derivative value of $2,504,000 was taken to income in the second quarter 2003, and is also included in "Change in valuation of derivatives."

        The proceeds from the June Notes of $21,250,000 were allocated between the convertible instrument and the embedded derivative on a relative fair value basis, which resulted in a fair value of $11,187,000 allocated to the convertible debt. In connection with the issuance of the June Notes, we also recorded $7,213,000 related to the beneficial conversion feature on the June Notes, because the effective conversion price of the convertible debt was less than the fair value of the common stock on the date of issuance. The total amount of the deemed discount on the June Notes as a result of the warrant issuance and the beneficial conversion feature amounted to $17,275,000. The debt discount is being amortized over 18 months, the term of the June Notes. Since half of the principal amount of the debt related to the February Notes had been converted into our common stock, half of the debt discount of $9,120,000 relating to the February Notes was charged to expense in the second quarter

2003. At September 30, 2003, the remaining unamortized balance of the deemed discount on the convertible debt relating to both the February Notes and June Notes was $17,246,000.

        Also in connection with the issuance of the June Notes, we paid legal fees of approximately $74,000. In addition, as compensation to the placement agent, we paid the placement agent $1,452,500 in cash and issued a four-year warrant to an affiliate of the placement agent for the purchase of 188,294 shares of our common stock at an exercise price of $6.00 per share. The warrant issued to the placement agent was assigned a value of $627,000, using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2%; volatility of 0.85; and a dividend yield of 0%. The total of the legal fees, placement agent cash fee, and placement agent warrant valuation was $2,154,000, which we recorded as prepaid financing costs. This amount is being amortized over 18 months, the term of the June Notes, to interest expense. Since half of the principal amount of the debt related to the February Notes had been converted into our common stock, half of the prepaid financing costs of $2,661,000 relating to the February Notes was charged to interest expense in the second quarter 2003. At September 30, 2003, the unamortized balance of prepaid financing costs relating to both the February Notes and June Notes was $2,680,000.

        In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares of $13,619,000 is included in the accompanying consolidated September 30, 2003 balance sheet under Restricted cash and investments. We continue to hold all of the pledged AVI Shares and continue to reflect changes in those share values in accumulated other comprehensive loss.

NOTE 7. COMPREHENSIVE LOSS

        For the three months ended September 30, 2003 and 2002, total comprehensive losses amounted to $12,872,000 and $13,954,000, respectively. For the nine months ended September 30, 2003 and 2002, total comprehensive losses amounted to $33,988,000 and $59,186,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains (losses) on investments were $(2,369,000) and $6,157,000 for the three month periods ended September 30, 2003 and 2002, respectively. For the nine month periods ended September 30, 2003 and 2002, changes in unrealized gains (losses) on investments were $(649,000) and $(16,048,000), respectively.

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

NOTE 9. DEFERRED REVENUE

        In March 2003, we entered into an agreement with Abbott Laboratories that allows us to terminate the Nipent Distribution agreement, entered into in December 1999, for a stated fee that decreases over time to $1.5 million at March 2004. As part of the agreement, we paid Abbott $500,000 for the right to terminate the Nipent Distribution agreement at our option. The $500,000 has been recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we have stopped amortizing the remaining deferred revenue, which was $1,667,000 at September 30, 2003, to account for the termination fee we may pay to Abbott.

NOTE 10. LEGAL PROCEEDINGS

        On April 14, 2003, John R. Blum filed a class action complaint entitled John R. Blum v. SuperGen, Inc., et al., No. C 03-1576 in the U.S. District Court for the Northern District of California, against us and our current President and Chief Executive Officer alleging violations of the Securities Exchange Act of 1934 ("Exchange Act") and seeking unspecified damages. Subsequently, six similar actions were filed in the same court. Each of the complaints purported to be a class action lawsuit brought on behalf of persons who purchased or otherwise acquired our common stock during the period of April 18, 2000 through March 13, 2003, inclusive (except that one complaint specified the period as between April 18, 2000 through March 14, 2003). The complaints alleged that during such period, we issued materially false and misleading statements and failed to disclose certain key information regarding Mitozytrex™ (mitomycin for injection). The complaints did not specify the amount of damages sought.

        In July 2003, each of the plaintiffs elected to voluntarily dismiss their respective complaints without prejudice. Each of the dismissals has been approved and entered by the Court.

        We have not made any monetary payments and have no obligation to make any monetary payments whatsoever or any other obligations to any of the plaintiffs or their counsel in connection with the dismissals.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") an interpretation of Accounting Research Bulleting No. 51, "Consolidated Financial Statements." FIN 46 applies to any business enterprise that has a controlling interest, contractual relationship or other business relationship with a variable interest entity ("VIE") and establishes guidance for the consolidation of VIE's that function to support the activities of the primary beneficiary. FIN 46 was effective immediately for enterprises with VIE's created after January 31, 2003, and will be effective December 31, 2003 for enterprises with VIE's created before February 1, 2003. We do not believe that we have any investments in, or contractual or other business relationships with, VIE's. Therefore, the adoption of FIN 46 had no effect on our consolidated financial position as of September 30, 2003 or the results of our operations for the three and nine months ended September 30, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contains forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely," and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of filing of a new drug application for Orathecin and Dacogen; our estimates about becoming profitable; our forecasts regarding our research and development expenses; the impact of our outstanding indebtedness; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting clinical trials, product development and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to raise funding; ability to protect our intellectual property; our dependence on third party suppliers; adverse changes in the specific markets for our products; ability to manage our clinical trials; risks associated with loss of key personnel; and ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        Currently we have three key compounds, Nipent®, Orathecin™ (rubitecan) and Dacogen™ (decitabine), which are the focus of our efforts. Nipent is approved by the United States Food and Drug Administration ("FDA") and marketed by us for the treatment of hairy cell leukemia. Nipent has also shown promise in other diseases and we are conducting a series of clinical trials, including post-marketing Phase IV trials for chronic lymphocytic leukemia, low grade non-Hodgkin's lymphoma, cutaneous and peripheral T-cell lymphomas, and Phase II/III studies for graft-versus-host disease. We are close to completing three randomized Phase III studies for Orathecin and have submitted the first two (out of three total) sections of a "rolling" New Drug Application ("NDA") with the FDA. We expect to complete our NDA submission in December 2003. We have been granted "fast track" designation for Orathecin for the treatment of patients with pancreatic cancer who have failed or are resistant to two or more chemotherapy agents, which means that the FDA will facilitate and expedite the development and review of the application. We are also conducting Phase III clinical studies of Dacogen in myelodysplastic syndrome ("MDS"), and in March 2003 completed enrollment of patients in this trial. In May 2003, we were also granted "fast track" designation for Dacogen for MDS. Moreover, we hold U.S. sales and marketing rights to the cancer vaccine Avicine. In addition, our portfolio of products includes Partaject™ delivered busulfan, and inhaled versions of Orathecin and paclitaxel. We received regulatory approval to market our generic daunorubicin for a variety of acute leukemias in November 2001, and in November 2002 received regulatory approval to market Mitozytrex™ (mitomycin for injection), for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed.

        Our success will depend upon our competitive strengths and strategies. However, our business operations are subject to uncertainties and complexities present in any emerging pharmaceutical company. We have incurred cumulative losses of $267.8 million through September 30, 2003, and have never generated enough funds through our operations to support our business. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, and in regulatory and sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates in development. If our clinical trials, especially the trials for Orathecin and Dacogen, are not successful, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. We rely on third party collaborators for research, development, manufacturing, storage and distribution activities, and the failure to maintain or develop such relationships may impair our product development and business operations. In addition, the trading prices for our common stock are highly volatile and will continue to fluctuate in the future because of various factors, some of which are beyond our control. If the trading price of our common stock continues to fluctuate, we may not be able to obtain additional capital that we will need through public or private financing activities.

        We expect to continue to incur operating losses at least through 2004. This is due primarily to projected spending for the ongoing clinical trials and related development of our product candidates, as well as marketing launch expenditures for Orathecin and Dacogen. Our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of Orathecin and Dacogen, if approved, and our ability to control our costs. If Orathecin or Dacogen are not approved or commercially accepted we may remain unprofitable for longer than we currently anticipate.

Results of Operations

  Three months ended September 30, 2003 compared to three months September 30, 2002.

        Revenues were $4.4 million in the third quarter of 2003 compared to $0.9 million in the third quarter of 2002. The increase was related to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The increase in Nipent sales was due to manufacturing/supply issues carried over from the second quarter of 2003, as well as a shift in the timing of our annual price increase. During the second quarter of 2003, we experienced lower inventory levels of Nipent because of a failed production batch. A successful batch was completed in mid-June and inventories were replenished, but some of the sales that would have occurred in the second quarter of 2003 were shifted to the third quarter. In addition, our annual price increase for Nipent for 2002 occurred on July 1. However, the annual price increase for 2003 occurred on October 1, which stimulated higher sales volume in the third quarter of 2003. Sales in the third quarters of both 2003 and 2002 did not include any sales to Europe. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 23% in the third quarter of 2003 compared to 25% during the same period in 2002. The improved cost of sales percentage in 2003 was due to higher manufacturing yield, and resulting lower per vial unit cost, of Nipent produced in 2003 compared to 2002. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $5.3 million in the third quarter of 2003 compared to $7.8 million in 2002. The decline was due primarily to lower expenditures relating to our Phase III clinical trials of Orathecin for pancreatic cancer. We completed enrollment of over 1,800 patients into the three Phase III Orathecin trials in 2001, and the expenditures for these trials continue to decline as patients complete the studies. We completed our enrollment of new patients into our Phase III trials for Dacogen, and we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $5.1 million in the third quarter of 2003 compared to $5.0 million in the third quarter of 2002. This slight increase was due primarily to higher legal expenses and property taxes, offset by lower sales and marketing expenditures, primarily in trade shows and promotional materials.

        Interest income was $116,000 in the third quarter of 2003 compared to $259,000 in 2002. This decrease was due to lower available cash and marketable securities balances and a decline in interest rates.

        Interest expense was $1.2 million, which included $865,000 of amortization of prepaid financing costs, and non-cash amortization of deemed discount on convertible debt was $4.6 million in the third quarter of 2003. No such amounts were recorded in 2002 as the debt was issued in February and June 2003.

        Income related to the change in derivative valuation of $2.2 million was recorded in the third quarter of 2003. As part of our June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at $5.00 per share. These warrants represent a derivative instrument and were valued using the Black-Scholes method on June 24, 2003. The value of the derivative was re-measured at September 30, 2003, the balance sheet date. During the third quarter of 2003, the value of the derivative had decreased by $2.2 million and this change in value was recorded as income. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

        During the third quarter of 2002, we recorded $8.4 million in expense related to an other than temporary decline in the value of our investments in the stocks of AVI BioPharma, Inc. and Inflazyme, Inc. We did not incur such an expense in 2003.

  Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

        Revenues were $10.7 million in the first nine months of 2003 compared to $8.4 million in 2002. The increase was due primarily to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. There has been increased demand for Nipent for use in clinical development programs and off-label uses in the treatment of graft-versus-host disease, chronic lymphocytic leukemia, and non-Hodgkin's lymphoma. Sales in the first nine months of 2003 included approximately $315,000 in sales to Europe, compared to $400,000 in the first nine months of 2002. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we do not have a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

        Cost of sales as a percentage of net sales revenue was 31% in the first nine months of 2003 compared to 35% during the same period in 2002. The improved cost of sales percentage in 2003 was due to higher manufacturing yields, and resulted in a lower per vial unit cost, of Nipent produced in 2003 as compared to 2002. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

        Research and development expenses were $17.4 million in the first nine months of 2003 compared to $23.8 million in 2002. The decrease was due primarily to lower expenditures relating to our research and development and Phase I/II and Phase III clinical trials of Orathecin. Most of our Phase I/II studies of Orathecin in various indications were completed in late 2002. In addition, we completed enrollment of over 1,800 patients into the three Phase III Orathecin trials for pancreatic cancer in 2001, and the expenditures for these trials continue to decline as patients complete the studies. We have completed the enrollment of new patients into our Phase III trials for Dacogen, and we do not expect these trials to be as costly as the Orathecin trials. However, conducting clinical trials is a lengthy, expensive, and uncertain process. Completion of clinical trials may take several years or more. Generally, the length of time varies substantially according to the type, complexity, novelty, and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        Selling, general, and administrative expenses were $17.0 million in the first nine months of 2003 compared to $18.2 million in 2002. This decrease was due primarily to lower sales and marketing expenditures, including sales salaries and trade shows, as well as lower administrative bonuses.

        Interest income was $369,000 in the first nine months of 2003 compared to $1.4 million in 2002. This decrease was due to lower available cash and marketable securities balances and a decline in interest rates.

        Interest expense was $2.8 million, which included $2.2 million of amortization of prepaid financing costs, and non-cash amortization of deemed discount on convertible debt was $9.1 million in the first nine months of 2003. No such amounts were recorded in 2002 as the debt was issued in February and June 2003.

        Income related to the change in derivative valuation of $4.0 million was recorded in the first nine months of 2003, which represents the change in the valuation of two separate derivatives. In our February 2003 exchangeable convertible debt transaction, the February Notes contained a feature that allowed holders of the notes to receive a portion of the principal and interest in the 2,634,211 AVI Shares at $5.00 per share. The initial value ascribed to this derivative was $2.3 million. In the first quarter of 2003, the value of this derivative had increased by $167,000, which was recorded to expense. The ability to exchange the notes into AVI Shares was eliminated in our June 2003 convertible debt transaction, so the entire derivative value of $2.5 million was taken to income. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at $5.00 per share. These warrants represent a derivative instrument and were valued at $10.1 million using the Black-Scholes method on June 24, 2003. Through September 30, 2003, the value of this derivative had decreased by $1.6 million. This change in value has been recorded as other income. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

        During the first nine months of 2002, we recorded $8.4 million in expense related to an other than temporary decline in the value of our investments in the stocks of AVI BioPharma, Inc. and Inflazyme, Inc. We did not incur such an expense in 2003.

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $23.3 million at September 30, 2003, compared to $22.4 million at December 31, 2002. In addition, at September 30, 2003 we held an additional $10.7 million in an interest bearing collateral account securing a portion of our convertible debt, as well as approximately 2.7 million shares of registered stock of AVI BioPharma, Inc. ("AVI"), most of which are held as security for the warrants we issued to purchase the 2,634,211 AVI Shares at $5.00 per share. The AVI Shares had a market value of $13.6 million at September 30, 2003, and are classified on the balance sheet under "Restricted cash and investments."

        The net cash used in operating activities in the first nine months of 2003 was $26.9 million, which consisted primarily of the net loss of $34.6 million, less $9.1 million non-cash amortization of deemed discount on our convertible debt and $2.2 million amortization of prepaid financing costs, plus $4.0 million non-cash change in the valuation of derivatives. The net cash used in operating activities in the first nine months of 2002 was $46.9 million, which consisted primarily of the net loss of $43.1 million, increases in prepaid expenses and other assets of $1.1 million, and the reduction of accounts payable and other liabilities totaling $4.8 million, offset by a decrease in accounts receivable of $1.9 million.

        Net cash used in investing activities in the first nine months of 2003 was $9.7 million, which consisted primarily of $10.6 million raised in our June convertible debt transaction that was transferred to a cash collateral account. Net cash provided by investing activities in the first nine months of 2002 was $42.2 million, and primarily related to the sales and maturities of marketable securities, net of purchases.

        Net cash provided by financing activities was $38.4 million for the first nine months of 2003, due primarily to the issuance of a total of $42.5 million in convertible notes in separate transactions in February and June 2003, offset by the payment of $3.4 million in prepaid financing costs. Net cash used in financing activities was $1.7 million in the first nine months of 2002, and related primarily to issuances and repurchases of the Company's common stock.

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

        June Notes Financing and February Notes Restructuring.    On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes ("June Notes") in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes are payable in four equal quarterly installments beginning March 31, 2004, and accrue interest at a rate of 4% per annum. Pursuant to the terms of the June Notes, the note holders may elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price of $6.36. We may also elect to pay the principal and interest then due under the June Notes, subject to certain conditions, through the issuance of shares of our common stock at a conversion price equal to: (i) with respect to the interest payment, 95% of the arithmetic average of the weighted average price of our common stock on each of the five consecutive trading days immediately preceding payment, and (ii) with respect to the principal payment, as of any date of determination, at 90% of the arithmetic average of the weighted average price of our common stock on any fifteen trading days designated by the note holders during the twenty trading days immediately preceding such date.

        Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes. Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount ($10,625,000) plus accrued and unpaid interest thereon into shares of our common stock at the fixed conversion price of $4.25, thereby causing the remaining $10,625,000 principal amount of the outstanding February Notes to have a final maturity date of February 26, 2004. The remaining February Notes have been amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount.

        In addition, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share.

        While the full amount of the $21,250,000 proceeds from the June Notes was transferred to SuperGen, $10,625,000 of such funds were placed into an interest bearing collateral account, and not available for our use until release. Absent certain defaults by us, $5,312,500 (one-half of the $10,625,000) will be available to us on March 24, 2003, and the remaining $5,312,500 will be available on June 24, 2004.

        See Factors Affecting Future Operating Results—"We substantially increased our outstanding indebtedness with the issuance of certain senior convertible notes and we may not be able to pay our debt and other obligations;" and "The conversion of the notes will have a dilutive effect upon the stockholders."

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

  •
  to enhance sales and marketing efforts in advance of the potential launch of Orathecin and Dacogen;

  •
  to lease and improve new facilities and potentially enhance manufacturing capabilities; and

  •
  to finance possible acquisitions of complementary products, technologies and businesses.

        We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin and Dacogen, and that our continued ability to raise additional funds from external sources will be critical to our success. In addition, we may use cash to fund acquisitions of complementary businesses or technologies. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may seek such additional funding through public or private financings or collaborative or other arrangements with third parties. We may not be able to obtain additional funds on acceptable terms, if at all.

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

        W have incurred cumulative losses of $267.8 million from inception through September 30, 2003, and have never generated enough funds through our operations to support our business. These losses include non-cash charges of $20.0 million for the acquisition of in-process research and development. Our product revenues to date have been limited and have been principally from sales of Nipent, which we are marketing in the United States for the treatment of hairy cell leukemia. Our losses to date have resulted principally from:

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

        We expect to continue to incur substantial operating losses at least through 2004.

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

  •
  increases in sales and marketing expenses related to the commercial launch of Orathecin, Dacogen, and other products if and when approved;

  •
  costs and expenses associated with entering into licensing and other collaborative agreements;

  •
  delays in or inadequate commercial sales of Orathecin, Dacogen, and other products, once regulatory approvals have been received; and

  •
  expenditures associated with acquiring products, technologies or companies and further developing these assets.

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

        If the trading price of our common stock continues to significantly fluctuate, we may be unable to obtain additional capital that we may need through public or private financing activities. Because outside financing is still critical to sustain our business operations, large fluctuations in our share price will harm our financing activities and may cause us to significantly alter our business plans or cease operations altogether.

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

        On June 24, 2003, we privately placed the June Notes in the aggregate principal amount of $21.25 million with several institutional investors. The notes are payable in four equal quarterly installments beginning March 31, 2004 and accrue interest at a rate of 4% per annum. In addition, in February 2003, we issued to the same June Note holders the February Notes (our senior exchangeable convertible notes) in the aggregate principal amount of $21.25 million. In connection with the June Note issuances, we restructured the February Notes whereby the holders converted half of the outstanding principal of the February Notes and accrued interest thereon into shares of our common stock, and the remaining $10,625,000 principal amount of the outstanding February Notes would have a final maturity date of February 26, 2004. Nevertheless, by issuing the June Notes we increased our indebtedness substantially. In addition, the holders of the June Notes and February Notes have imposed on us certain restrictive covenants, including limits on our future indebtedness and limits on structuring equity financings with variable pricing. As a result, the issuance of the June Notes and the February Notes may or will:

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

        We are currently conducting late stage Phase III clinical trials for two of our product candidates: Orathecin for pancreatic cancer and Dacogen for treatment of MDS. In addition, we have a broad portfolio of other cancer drugs in various stages of development, including Avicine in colorectal cancer (Phase II), Nipent (for indications other than hairy cell leukemia, Phase IV), Partaject busulfan, inhaled Orathecin (Phase I), and we are conducting pre-clinical studies for Vascular Endothelial Growth Factor ("VEGF"), inhaled paclitaxel and Cremophor-free paclitaxel. Clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals for any of our product candidates. We expect to commence new clinical trials from time to time in the course of our business as our product development work continues. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates.

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

        We have submitted the first two sections of a "rolling" NDA with the FDA, and anticipate completing our filing in December 2003. However, the approval process may take a significant amount of time and we may not be approved. The FDA's approval of our application will be based on its review of Orathecin's safety and efficacy. Important factors to be taken into account in the FDA's review will include, among other things, the overall survival of patients randomized to receive Orathecin, time to disease progression as well as toxicities seen in patients who were treated with Orathecin. If our Orathecin development activities are unsuccessful for these or other reasons and if we fail to obtain the FDA approval in a timely fashion, if at all, we will not be able to realize the projected revenues, have sufficient funds to support another program or continue our other clinical trials, and we may be forced to substantially scale down our operations.

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

We are transitioning new members of the management team into the Company and if the transition is not smooth, our business may be disrupted. Further, if we are unable to attract and retain additional, highly skilled personnel required for the expansion of our activities, our business will suffer.

        We are undergoing changes in our senior management. Our current President and Chief Executive Officer, Dr. Joseph Rubinfeld, will retire on December 31, 2003. Dr. James Manuso, currently on our Board of Directors, has been appointed to the position of President and Chief Executive Officer, effective January 1, 2004. In addition, Edward L. Jacobs was recently promoted to the position of Chief Operating Officer, and Michael Molkentin was appointed to the position of Chief Financial Officer. Changes in our senior management may be disruptive to our business and may adversely affect our operations.

        Further, our success is dependent on key personnel, including members of our senior management and scientific staff. If any of our executive officers decides to leave the company and we cannot locate qualified replacement in time to allow a smooth transition, our business operation may be adversely affected. To successfully expand our operations, we will need to attract and retain additional, highly skilled individuals, particularly in the areas of sales, marketing, clinical administration, manufacturing, and finance. We compete with other companies for the services of existing and potential employees. We believe our compensation and benefits packages are competitive for our geographical region and our industry group, and we have been successful in hiring, and retaining or replacing our employees. However, we may be at a disadvantage to the extent that potential employees may favor larger, more established employers.

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

        From time to time we enter into collaboration relationships with third parties to co-develop and market products. For example, we have collaborative relationships with AVI whereby in exchange for marketing and other rights in the United States for Avicine, AVI's proprietary cancer vaccine currently in late-stage clinical testing against a variety of solid tumors, we made significant equity investments in AVI, and agreed to make substantial milestone payments to fund AVI's clinical development and regulatory activities.

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

        As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI BioPharma at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On September 30, 2003, the value of the derivative had declined to $8.4 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

        We operate primarily in the United States and all product sales are denominated in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

Item 4. Controls And Procedures

(a)
Evaluation of disclosure controls and procedures.

        Our management evaluated, with the participation of our Chief Executive Officer and our Chief Operating Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Operating Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
(b)
Reports on Form 8-K

  On a Form 8-K dated September 5, 2003 filed on September 8, 2003, we announced that Dr. Joseph Rubinfeld, Co-Founder, Chairman and Chief Executive Officer of the Company, will, upon completion of his employment contract on December 31, 2003, retire and assume the post of Chairman Emeritus and continue as a member of the Board of Directors. We also announced that the Board of Directors voted to appoint Dr. James Manuso, currently a member of the Board of Directors, as Chairman and Chief Executive Officer effective January 1, 2004. In the interim period, Dr. Manuso will serve the Company as a full-time consultant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	November 14, 2003	By:	/s/ JOSEPH RUBINFELD Joseph Rubinfeld, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ EDWARD L. JACOBS Edward L. Jacobs Chief Operating Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES