Form 10-K/A
period 2003-12-31
SUPERGEN INC
filed 2004-03-29
CIK 919722

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

EXPLANATORY NOTE

        This Amendment No. 1 to SuperGen, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed solely for the purpose of correcting certain errors in Exhibits 31.1 and 31.2 to such Form 10-K filed electronically with the Securities and Exchange Commission on March 4, 2004. The amended certifications are intended to replace the incorrect certifications, and no other changes are being made by means of this filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2004.

SUPERGEN, INC.
By:	/s/ JAMES S. J. MANUSO James S.J. Manuso Chief Executive Officer, President and Director

        Pursuant to the requirements of the Exchange Act, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JAMES S. J. MANUSO James S. J. Manuso	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2004
/s/ MICHAEL MOLKENTIN Michael Molkentin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004
* Charles Casamento	Director	March 29, 2004
* Thomas V. Girardi	Director	March 29, 2004
* Walter J. Lack	Director	March 29, 2004
* Joseph Rubinfeld	Director	March 29, 2004
* Michael Young	Director	March 29, 2004

*By:	/s/ MICHAEL MOLKENTIN Attorney-in-fact

QuickLinks

EXPLANATORY NOTE
SIGNATURES