Form 10-Q
period 2004-03-31
SUPERGEN INC
filed 2004-05-10
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 5, 2004 was 44,291,557.

TABLE OF CONTENTS

			Page No.
PART I	FINANCIAL INFORMATION
	Item 1—	Financial Statements (Unaudited)
		Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
		Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2004 and 2003	4
		Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3—	Quantitative and Qualitative Disclosures About Market Risk	35
	Item 4—	Controls and Procedures	36
PART II	OTHER INFORMATION
	Item 6—	Exhibits and Reports on Form 8-K	37
SIGNATURES			38

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,719	$5,055
Marketable securities	10,614	7,565
Restricted cash and investments	—	10,680
Accounts receivable, net	824	507
Due from related parties	286	319
Inventories	4,477	3,965
Prepaid financing costs	1,109	1,811
Prepaid expenses and other current assets	2,818	2,292

Total current assets	52,847	32,194
Marketable securities, non-current	1,179	1,957
Investment in stock of related parties	831	883
Due from related parties, non-current	101	118
Property, plant and equipment, net	4,252	4,420
Developed technology at cost, net	221	365
Goodwill, net	731	731
Other intangibles, net	1,040	111
Restricted cash and investments, non-current	11,194	13,927
Other assets	30	30

Total assets	$72,426	$54,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,581	$3,558
Convertible debt, current portion, net of discounts	6,362	13,593
Derivative liability	3,293	5,505
Payable to AVI BioPharma, Inc	565	565
Deferred revenue	1,667	—
Accrued payroll and employee benefits	2,131	2,193

Total current liabilities	17,599	25,414
Deferred rent	839	808
Deferred revenue, non-current	—	1,667

Total liabilities	18,438	27,889

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 44,269,382 and 37,022,356 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	44	37
Additional paid in capital	365,175	316,578
Accumulated other comprehensive loss	(5,828)	(3,100)
Accumulated deficit	(305,403)	(286,668)

Total stockholders' equity	53,988	26,847

Total liabilities and stockholders' equity	$72,426	$54,736

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Net sales revenue	$1,098	$2,176
Operating expenses:
Cost of sales	551	754
Research and development	7,450	6,733
Selling, general, and administrative	5,548	5,915

Total operating expenses	13,549	13,402

Loss from operations	(12,451)	(11,226)
Interest income	87	129
Interest expense	(948)	(186)
Amortization of deemed discount on convertible debt	(4,019)	(216)
Change in valuation of derivatives	(1,404)	(167)

Net loss	$(18,735)	$(11,666)

Basic and diluted net loss per common share	$(0.48)	$(0.35)

Weighted average shares used in basic and diluted net loss per common share calculation	39,229	32,875

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net loss	$(18,735)	$(11,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	284	312
Amortization of prepaid financing costs	702	115
Amortization of intangible assets	215	74
Amortization of deferred compensation	—	7
Amortization of deemed discount on convertible debt	4,019	215
Interest on convertible debt paid in common stock	242	—
Change in valuation of derivatives	1,404	167
Stock compensation for modification of employee options	429	—
Expense related to stock options and warrants granted to non-employees	—	171
Non-cash charge related to research or license agreements	200	200
Cash option paid in modification of distribution agreement	—	(500)
Changes in operating assets and liabilities:
Accounts receivable	(317)	3,675
Inventories	(512)	(328)
Prepaid expenses and other assets	(526)	(895)
Due from related parties	50	349
Restricted cash and investments	(7)	(20)
Accounts payable and other liabilities	(8)	698

Net cash used in operating activities	(12,560)	(7,426)

Investing activities:
Purchases of marketable securities	(9,557)	(960)
Sales or maturities of marketable securities	7,350	3,402
Purchase of intangible assets	(1,000)	—
Release of restricted cash from collateral account	10,680	—
Purchases of property and equipment	(116)	(96)

Net cash provided by investing activities	7,357	2,346

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	32,867	52
Prepaid financing costs	—	(1,848)
Proceeds from issuance of convertible debt	—	21,250
Repurchases of common stock	—	(527)

Net cash provided by financing activities	32,867	18,927

Net increase in cash and cash equivalents	27,664	13,847
Cash and cash equivalents at beginning of period	5,055	8,241

Cash and cash equivalents at end of period	$32,719	$22,088

Supplemental Disclosure of Non-Cash Financing Activities:
Valuation of warrants issued to placement agent in connection with convertible debt transactions	$—	$813
Beneficial conversion and deemed discount in connection with convertible debt	$—	$4,525
Conversion of convertible notes into common stock	$11,250	$—

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

        The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        Certain balances in the Company's 2003 condensed consolidated financial statements have been reclassified to conform to the presentation in 2004.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K as amended for the year ended December 31, 2003.

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

        Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three month periods ended March 31, 2004 and 2003 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(18,735)	$(11,666)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	429	7
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(1,203)	(779)

Pro forma net loss	$(19,509)	$(12,438)

Basic and diluted net loss per common share:
As reported	$(0.48)	$(0.35)
Pro forma	$(0.50)	$(0.38)

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

        The following is a summary of available-for-sale securities as of March 31, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$32,225	$6	$(1)	$32,230
U.S. government debt securities	11,093	9	—	11,102
Marketable equity securities	14,428	318	(6,160)	8,586

Total	$57,746	$333	$(6,161)	$51,918

        The available-for-sale securities are classified on the balance sheet as of March 31, 2004 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$31,990	$2	$—	$31,992
Marketable securities, current	10,607	7	—	10,614
Amounts included in investment in stock of related parties	266	—	(115)	151
Amounts included in restricted cash and investments	14,028	—	(6,046)	7,982
Marketable securities, non-current	855	324	—	1,179

Total	$57,746	$333	$(6,161)	$51,918

        Available-for-sale securities by contractual maturity, are shown below (in thousands):

	Fair Value
	March 31, 2004	December 31, 2003
Debt securities:
Due in one year or less	$42,606	$21,887
Due after one year through three years	726	1,576

	43,332	23,463
Marketable equity securities	8,586	11,306

Total	$51,918	$34,769

NOTE 4. INVENTORIES

        Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$102	$108
Work in process	2,308	2,481
Finished goods	2,067	1,376

	$4,477	$3,965

NOTE 5. STOCKHOLDERS' EQUITY

Issuance of Common Stock Upon Conversion of Convertible Notes

        Our senior convertible notes issued in February and June 2003 (see Note 6 below) allow us to make payments of principal and interest in shares of our common stock. During the quarter ended

March 31, 2004, we issued 2,187,057 shares of our common stock upon payment of principal totaling $11,250,000 and interest of $242,200.

Private Placement

        On March 5, 2004, we entered into a Securities Purchase Agreement with several investors for the private placement of shares of unregistered common stock and warrants. In connection with this agreement, we issued 4,900,000 shares of our common stock to the investors at a per share price of $7.00, for an aggregate purchase amount of $34,300,000, and warrants to purchase 735,000 shares of our common stock. The warrants have a term of five years and a per share exercise price of $10.00. As compensation to the placement agent, we paid the placement agent $1,735,000 in cash, which was treated as part of the cost of the offering. Net proceeds from the offering were $32,525,000.

        The common stock and warrants we issued in the private placement transaction were initially unregistered. We filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on March 23, 2004 to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for permanent equity. We valued the warrants at $3,307,000 on March 5, 2004 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The registration statement on Form S-3 was declared effective by the SEC on March 31, 2004. We re-valued the warrants on that date at $6,923,000 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The warrants were then transferred to permanent equity, and the change in the value of the warrant liability between March 5, 2004 and March 31, 2004, or $3,616,000, was charged to Change in valuation of derivative.

NOTE 6. CONVERTIBLE DEBT FINANCING TRANSACTIONS

February Convertible Debt Transaction

        On February 26, 2003 we entered into a Securities Purchase Agreement for the private placement of Senior Exchangeable Convertible Notes ("February Notes") in the principal amount of $21.25 million and related warrants. The February Notes accrued interest at a rate of 4% per year. The principal amount of the February Notes was repayable in four equal quarterly installments beginning nine months after the closing of the transaction. The February Notes were, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 shares of common stock of AVI BioPharma, Inc. ("AVI") that we own (the "AVI Shares") at a fixed exchange price of $5.00 per share.

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

        Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes. Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount into shares of our common stock at the fixed conversion price of $4.25, thereby causing the remaining $10,625,000 principal amount of the outstanding February Notes to have a final maturity date of February 26, 2004. The remaining February Notes were amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount. However, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the quarter ended March 31, 2004, we recorded a change in the value of this derivative of $1,404,000.

        While the full amount of the $21,250,000 proceeds from the June Notes was transferred to SuperGen, $10,625,000 of such funds were placed into an interest bearing collateral account, and not available for our use until release. Absent certain defaults by us, $5,312,500 (one-half of the $10,625,000) was to be available to us on March 24, 2004, and the remaining $5,312,500 was to be available on June 24, 2004. In connection with the private placement transaction completed in March 2004 (see Note 5 above), the holders of the June Notes released the entire $10,625,000 plus accrued interest from the collateral account.

        In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares of $7,982,000 is included in the accompanying consolidated March 31, 2004 balance sheet under Restricted cash and investments. We continue to hold all of the pledged AVI Shares and continue to reflect changes in those share values in accumulated other comprehensive loss.

        As of March 31, 2004, all principal from the February Notes had been repaid, and the principal balance of the June Notes was $15,000,000.

        In connection with the February and June convertible note transactions, we recorded prepaid financing costs related to the placement agent fees, legal fees, and other cost associated with the transactions. During the quarters ended March 31, 2004 and 2003, we recorded amortization of the prepaid financing costs totaling $702,000 and $115,000, respectively, to interest expense.

        Also in connection with the February and June convertible note transactions, we recorded deemed discounts on the convertible debt. During the quarters ended March 31, 2004 and 2003, we recorded amortization of the deemed discount on convertible debt of $4,019,000 and $215,000, respectively.

NOTE 7. COMPREHENSIVE LOSS

        For the three months ended March 31, 2004 and 2003, total comprehensive losses amounted to $21,463,000 and $15,866,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains (losses) on investments were $2,728,000 and $4,200,000 for the three month periods ended March 31, 2004 and 2003, respectively.

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

        The computation of diluted net loss per share for the three months ended March 31, 2004 excludes the impact of options to purchase 6,333,000 shares of common stock, warrants to purchase 7,070,000 shares of common stock, and 2,357,000 shares of common stock issuable upon conversion of senior convertible notes at March 31, 2004, as such impact would be antidilutive.

        The computation of diluted net loss per share for the three months ended March 31, 2003 excludes the impact of options to purchase 4,685,000 shares of common stock, warrants to purchase 6,647,000 shares of common stock, and 5,000,000 shares of common stock issuable upon conversion of senior convertible notes at March 31, 2003, as such impact would be antidilutive.

NOTE 9. ACQUISITION OF NIPENT EUROPEAN MARKETING RIGHTS

        In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying condensed consolidated balance sheets. This amount is being amortized over 31 months, the estimated life of the benefit period.

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, ("FIN 46R"). FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our financial position, cash flows or results of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of receiving FDA approval of our NDA for Orathecin; the timing of our filing of an NDA for Dacogen; our estimates about becoming profitable; our forecasts regarding our research and development expenses; the impact of our outstanding indebtedness; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials, developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward- looking statements. For a discussion of the known and material risks that could affect our actual results, please see "Factors Affecting Future Operating Results" in this section of the report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Currently we have three key compounds, Orathecin™, Dacogen™ and Nipent®, that are the focus of our efforts.

        Orathecin.    We recently completed three randomized Phase III studies for Orathecin and submitted a New Drug Application ("NDA") for filing with the United States Food and Drug Administration ("FDA") on January 26, 2004. The submission was accepted for filing by the FDA on March 26, 2004. The submission of this NDA represents a significant milestone in our history and is the culmination of years of research and development. The FDA indicated that the user fee goal date for the Orathecin NDA is November 26, 2004, which is the target date for the completion of the FDA's review and resulting action letter.

        Dacogen.    We have completed the compilation and validation of the results from the Phase III clinical studies of Dacogen in the treatment of myelodysplastic syndromes ("MDS"). The data demonstrated that Dacogen met the primary endpoint of the study by producing what we believe is a clinically significant delay in progression to acute myeloid leukemia ("AML") or death. The study results were also statistically significant using the Wilcoxon method, but not the Log Rank test. Both statistical analyses were required by the study protocol. In May 2003, we were granted "fast track" designation for Dacogen in the treatment of MDS. In April 2004, the FDA granted our request for a "rolling" NDA submission for Dacogen. The rolling submission is an FDA provision available to drug candidates that have received fast track designation and allows for completed sections of an NDA to be submitted on an ongoing basis. We anticipate submitting the initial modules of the rolling NDA to the FDA in the third quarter of 2004.

        Nipent.    Nipent is approved by the FDA and marketed by us for the treatment of hairy cell leukemia. Nipent has also shown promise in other diseases and we are conducting a series of post-marketing Phase IV clinical trials for chronic lymphocytic leukemia ("CLL"), non-Hodgkins lymphoma ("NHL"), cutaneous and peripheral T-cell lymphomas and graft versus host disease ("GvHD"). In February 2004 we acquired marketing rights to Nipent in Europe.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $305.4 million through March 31, 2004, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2005. This is due primarily to marketing launch expenditures for Orathecin and Dacogen, if approved, as well as projected spending for the ongoing clinical trials and related development of our product candidates.

        Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of Orathecin and Dacogen, if approved, and our ability to control our costs. If the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if Orathecin or Dacogen are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

  Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. We review the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities, in particular AVI BioPharma ("AVI"), are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment may have unique market or development opportunities.

  Derivative Instruments

        In connection with the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. As of March 31, 2004, we owned sufficient shares of AVI to cover the potential obligation. These warrants are considered to be a derivative and have been recorded on the balance sheet at fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. Such assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003:

	Three months ended March 31,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Revenues	$1,098	$2,176	$(1,078)	(49.5)%

        The decrease in revenues in 2004 was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The decline in Nipent sales was due to a price increase that went into effect at the beginning of the fourth quarter 2003, which resulted in a significant decline in sales beginning in that quarter and continuing into the first quarter of 2004. The price increase had an impact on the average wholesale price, a key determining factor in Medicare reimbursement, and resulted in lower than expected demand for Nipent as the physician reimbursement for Nipent was impacted. Sales in 2004 included approximately $528,000 in sales to Europe, compared to $116,000 in 2003. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the previous supply agreement.

	Three months ended March 31,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Cost of sales	$551	$754	$(203)	(26.9)%

        Cost of sales as a percentage of net sales revenue was 50 percent in the first quarter of 2004 compared to 35 percent in the same period in 2003. The increase in cost of sales percentage in 2004 is due to a larger portion of our sales being related to generic mitomycin and Nipent in Europe, which are sold at lower margins than Nipent in the United States. In addition, raw material costs for mitomycin have increased over 2003. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

	Three months ended March 31,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Research and development	$7,450	$6,733	$717	10.6%

        The increase in research and development expenses was due to higher research and development costs for Dacogen, higher costs for Orathecin Phase I/II studies in indications other than pancreatic cancer, as well as a $500,000 non-cash charge to be paid in shares of our common stock to the Stehlin Foundation ("Stehlin") as a milestone payment for the acceptance of the submission of the NDA for Orathecin.

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

	Three months ended March 31,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Selling, general and administrative	$5,548	$5,915	$(367)	(6.2)%

        The decrease in selling, general and administrative expenses consists of decreases in general and administrative expenses of $567,000, offset by increases in sales and marketing expenses of approximately $200,000. The decrease in general and administrative expenses was due to lower costs for investor relations and business development activities of $750,000, offset by higher legal expenditures of $275,000. The increase in sales and marketing expenses relate primarily to higher expenditures for publications, market research, and advertising placement.

	Three months ended March 31,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Interest income	$87	$129	$(42)	(32.6)%
Interest expense	(948)	(186)	762	409.7%
Amortization of deemed discount on convertible debt	(4,019)	(216)	3,803	1,760.6%
Change in valuation of derivative	(1,404)	(167)	1,237	740.7%

        The decrease in interest income was due to lower available cash and marketable securities balances and a decline in interest rates in 2004, compared to the same period in 2003.

        Interest expense in the first quarter of 2004 included amortization of prepaid financing costs of $702,000, representing two months of amortization relating to our February Notes and three months of amortization relating to our June Notes. Interest expense in the first quarter of 2003 of $186,000 included $115,000 of amortization of prepaid financing costs for one month relating to our February Notes.

        Non-cash amortization of deemed discount on the convertible debt relates to the convertible notes issued in February and June 2003. The amortization in the first quarter of 2004 represented amortization for two months on the February Notes and three months on June Notes. The amortization recorded in the first quarter of 2003 represented only one month of amortization on the original $21.25 million February Notes.

        The change in derivative valuation of $167,000 recorded in the first quarter of 2003 represented the change in the valuation of the option feature that allowed holders of our February exchangeable convertible notes to receive a portion of the principal and interest in the shares of AVI at $5.00 per share. The change in derivative valuation of $1,404,000 in the first quarter of 2004 represented the change in the valuation of two derivatives. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the first quarter of 2004, the value of this derivative had decreased from the December 31, 2003 value of $5,505,000 by $2,212,000, which was recorded as other income in 2004. We also recorded an expense of $3,616,000 related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $44.5 million at March 31, 2004, compared to $14.6 million at December 31, 2003. In addition, we held 2,684,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,634,211 AVI shares at $5.00 per share. The AVI shares had a market value of $8.0 million at March 31, 2004, and are classified on the balance sheet under non-current "Restricted cash and investments."

        The net cash used in operating activities in the first quarter of 2004 was $12.6 million, which consisted primarily of the net loss of $18.7 million, less $4.0 million non-cash amortization of deemed discount on our convertible debt, $0.7 million amortization of prepaid financing costs, and $1.4 million non-cash change in the valuation of derivatives. The net cash used in operating activities in the first quarter of 2003 was $7.4 million, which consisted primarily of the net loss of $11.7 million, less the decrease in accounts receivable of $3.7 million.

        Net cash provided by investing activities was $7.4 million in the first quarter of 2004, which consisted primarily of $10.7 million from the release of restricted cash from the collateral account, $7.4 million in proceeds from the sale or maturity of marketable securities, offset by $9.6 million from the purchase of marketable securities and $1.0 million paid for the purchase of European product rights. Net cash provided by investing activities was $2.3 million for the first quarter of 2003, primarily related to the sales and maturities of marketable securities.

        Net cash provided by financing activities was $32.9 million in the first quarter of 2004, consisting of proceeds from the issuance of common stock in a private placement transaction and proceeds from exercises of stock options. Net cash provided by financing activities was $18.9 million for the first quarter of 2003, and was primarily from the issuance of $21.3 million exchangeable convertible notes in February 2003, offset by the payment of $1.8 million of prepaid financing costs.

        March 2004 Private Placement.    On March 5, 2004, we entered into a Securities Purchase Agreement with several investors for the private placement of shares of unregistered common stock and warrants. In connection with this agreement, we issued 4,900,000 shares of our common stock to the investors at a per share price of $7.00, for an aggregate purchase amount of $34,300,000, and warrants to purchase 735,000 shares of our common stock. The warrants have a term of five years and a per share exercise price of $10.00. As compensation to the placement agent, we paid the placement agent $1,735,000 in cash, which was treated as part of the cost of the offering.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through at least the first quarter of 2005. However, it is our intention to pursue additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for Orathecin, Dacogen and Nipent.

        We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin and Dacogen, and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through the first quarter of 2005.

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

        This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks Related to Orathecin, Dacogen and Nipent

Our future success is highly dependent on regulatory approval and successful commercialization of Orathecin. If our submission for Orathecin does not support approval of the NDA by the FDA for any reason, our business will be substantially harmed.

        On January 26, 2004, we submitted an NDA to the FDA for approval of Orathecin for the treatment of patients with refractory pancreatic cancer. The submission was accepted for filing by the FDA on March 26, 2004. The FDA indicated that the user fee goal date for the Orathecin NDA is November 26, 2004, which is the target date for the completion of the FDA's review and resulting action letter.

        Even though the FDA accepted our submission for filing, the FDA may not ultimately approve our NDA for Orathecin. The approval process may take a significant amount of time and the FDA's approval of our application will be based on its review of Orathecin's safety and efficacy. Important factors that the FDA will take into account in its review and analysis include, among other things, time to disease progression and objective tumor response as well as toxicities seen in patients who were treated with Orathecin.

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

        If, for any reason, the FDA ultimately determines not to approve our application for Orathecin, we would be unable to proceed with our current plans for commercializing Orathecin. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        We have completed the primary data analysis from our Phase III study of Dacogen. The patients who were randomized to the Dacogen arm of the study had an increased time to progression to AML or death (p=0.042 Wilcoxon test, p=0.198 Log-rank test), compared to patients randomized to supportive care only. Both analyses were specified in the protocol. Although the results from the Log-rank test were not statistically significant, we believe that these data are clinically significant and will form the basis of an NDA submission. In addition, adverse events were reported more frequently for patients randomized to the Dacogen arm, as compared to those receiving supportive care, specifically, Leucopenia, febrile neutropenia, nausea, constipation, diarrhea, vomiting, pneumonia, arthralgia, headache and insomnia. Severe adverse events observed more frequently in patients randomized to Dacogen. The mortality rate for patients in the study was 12 percent for Dacogen and 9 percent for supportive care. Consequently, there is no assurance that the FDA will agree with our assessment that Dacogen provides a clinically significant benefit, that the FDA will not take the position that the studies failed for statistical reasons, or that we will not be required to conduct additional large scale clinical trials. Even if this data supports the submission of an NDA, the approval process may take a significant amount of time and we may never receive approval. If Dacogen is unsuccessful for any reason, including if the results of the Phase III study are deemed insufficient from either a clinical or statistical basis by the FDA, our future revenues would be limited and our business would be harmed. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        Part of our strategy involves expanding the market opportunities for our approved drugs, including Nipent, by seeking regulatory approval and/or clinical support of their use for treatment of patients with additional diseases. We are currently marketing Nipent for the treatment of patients with hairy cell leukemia, and revenues from selling Nipent provided over 90 percent of our revenues for the past three years. We are conducting a series of clinical trials with Nipent, including Phase IV trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and Phase II/III studies for GvHD. If our Nipent clinical trials are not successful, we will not be able to seek additional regulatory approvals and we will not be able to increase our revenue from Nipent.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $305.4 million from inception through March 31, 2004, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least into 2005 and may never achieve profitability.

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

        On June 24, 2003, we privately placed senior convertible notes in the aggregate principal amount of $21.25 million with several institutional investors, which we refer to as the June Notes.

        At March 31, 2004, we had outstanding indebtedness of $15.0 million from the June Notes. The remaining balance of the June Notes are due in quarterly installments on June 30, September 30 and on December 31, 2004, which we also intend to pay in shares of our common stock.

        Currently, our revenues from operations will not generate sufficient cash flow to satisfy the principal payments under the Notes when they become due. We have the right to pay the principal and interest then due under the June Notes through the issuance of shares of common stock at a conversion price tied to the then market price. Nevertheless, our principal payments through issuance of shares of our common stock is subject to certain conditions, including limitations based on trading volumes in our common stock at such time. Therefore, we may be required to use cash to pay the principal amounts when they are due. If we decide to make payments under the June Notes in cash, we would deplete our financial resources, which could adversely affect our product development. If we are unable to satisfy our payment obligations under the June Notes, we will default, which could result in our filing for bankruptcy protection.

        In addition, the holders of the June Notes have imposed certain restrictive covenants on us, including limits on our future indebtedness and limits on structuring equity financings with variable pricing. As a result, our obligations under the June Notes may or will:

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

        The holders may convert the June Notes at any time prior to their maturity at a fixed conversion price of $6.36, and we have the right, subject to certain conditions, to pay the principal and interest then due under such Notes through the issuance of shares of common stock at a conversion price tied to the then market price. If we issue shares of our common stock (a) upon the holders' conversion of the Notes, or (b) to make payments of principal and interest due on the Notes, such issuances will be dilutive to our stockholders. In addition, if we decide to redeem the Notes in connection with a change of control, we will be required to issue to the holders certain warrants for the securities of the acquiror, which will be dilutive and may negatively affect the deal consideration the stockholders would otherwise receive.

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

        We have a portfolio of cancer drugs in various stages of development, including Nipent (for indications other than hairy cell leukemia, Phase IV), Partaject busulfan (Phase I/II), inhaled Orathecin (Phase I), and we are conducting pre-clinical studies for Vascular Endothelial Growth Factor ("VEGF"), inhaled paclitaxel and Cremophor-free paclitaxel. In addition, we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time-consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

        Our clinical trials must be conducted in accordance with the FDA's regulations and are subject to continuous oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with current Good Clinical Practices ("GCPs"), regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under Good Manufacturing Practices ("GMPs"), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

        Nipent is currently sold in Europe, and we recently acquired the rights to distribute and market Nipent there directly. However, our revenue from sales of Nipent in Europe is currently insignificant. Our strategy is to obtain regulatory approvals to sell our products in Europe and elsewhere, and we intend to contract with third-party licensees or distributors for sales outside the United States. Delays in obtaining regulatory approval from foreign jurisdictions will impair the commercialization of our products and would delay anticipated revenues.

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

        We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for bankruptcy in mid 2001. Shortly thereafter we contracted with a new manufacturer for the purification of Nipent, and that manufacturer was qualified by the FDA by May 2002. We experienced unusually low inventory levels during the first quarter of 2002, while we were waiting for the new company to be qualified. Nipent is currently being purified at Hauser Technical Services, Inc. Hauser's parent company and its wholly-owned subsidiaries filed for reorganization under Chapter 11 in April 2003. To date this filing has not significantly impacted our supply agreement and our ability to manufacture Nipent, although there can be no assurance in this regard.

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

        We developed, or are in the process of developing, and are planning to market several generic and proprietary formulation products based on existing compounds. Specifically, with respect to our generic products, we received approval of an Abbreviated New Drug Application ("ANDA"), for our generic mitomycin for solid tumors, and daunorubicin for a variety of acute leukemias, and have filed an ANDA for our generic paclitaxel.

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

        Through March 31, 2004, we have spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

        As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI BioPharma at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On March 31, 2004, the value of the derivative had declined to $3.3 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit No.	Description of Document
10.1*	Purchase and Sale Agreement dated February 17, 2004 between Pfizer Inc. and SuperGen, Inc.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*
Confidential treatment has been requested for certain portions of this exhibit.

(b)
Reports on Form 8-K

  Form 8-K dated January 26, 2004 filed on February 6, 2004 pursuant to Item 5, relating to the submission of a New Drug Application to the Food and Drug Administration for Orathecin for the treatment of refractory pancreatic cancer patients under accelerated approval procedures.

  Form 8-K dated and filed on February 26, 2004 relating to the results of the fiscal year end and fourth fiscal quarter ended December 31, 2003. Under this Form 8-K, SuperGen furnished (not filed) pursuant to item 12 under Item 7 the press release relating to the results of its fiscal year end and fourth fiscal quarter ended December 31, 2003.

  Form 8-K dated March 5, 2004 filed on March 10, 2004 pursuant to Item 5, relating to the private placement of common stock totaling $34.3 million and the issuance of related warrants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	May 10, 2004	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004 (Unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES