Form 10-Q/A
period 2004-03-31
SUPERGEN INC
filed 2004-05-24
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 to SuperGen, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed solely for the purpose of correcting certain errors in Exhibits 31.1 and 31.2 to such Form 10-Q filed electronically with the Securities and Exchange Commission on May 10, 2004. The amended certifications are intended to replace the incorrect certifications, and no other changes are being made by means of this filing.

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

SUPERGEN, INC.
Date:	May 24, 2004	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

EXPLANATORY NOTE
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