Form 10-Q
period 2004-06-30
SUPERGEN INC
filed 2004-08-04
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of July 30, 2004 was 45,257,278.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,703	$5,055
Marketable securities	17,873	7,565
Restricted cash and investments	—	10,680
Accounts receivable, net	2,184	507
Due from related parties	254	319
Inventories	4,264	3,965
Prepaid financing costs	739	1,811
Prepaid expenses and other current assets	3,133	2,292

Total current assets	43,150	32,194
Marketable securities, non-current	954	1,957
Investment in stock of related parties	800	883
Due from related parties, non-current	95	118
Property, plant and equipment, net	4,024	4,420
Developed technology at cost, net	97	365
Goodwill	731	731
Other intangibles, net	903	111
Restricted cash and investments, non-current	9,542	13,927
Other assets	30	30

Total assets	$60,326	$54,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,378	$3,558
Convertible debt, current portion, net of discounts	4,242	13,593
Derivative liability	2,107	5,505
Payable to AVI BioPharma, Inc	565	565
Deferred revenue	1,667	—
Accrued payroll and employee benefits	2,582	2,193

Total current liabilities	14,541	25,414
Deferred rent	870	808
Deferred revenue, non-current	—	1,667

Total liabilities	15,411	27,889

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 45,243,592 and 37,022,356 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	45	37
Additional paid in capital	371,498	316,578
Accumulated other comprehensive gain (loss)	87	(3,100)
Accumulated deficit	(326,715)	(286,668)

Total stockholders' equity	44,915	26,847

Total liabilities and stockholders' equity	$60,326	$54,736

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Net sales revenue	$2,636	$4,096	$3,734	$6,272
Other revenue	—	57	—	57

Total revenues	2,636	4,153	3,734	6,329
Operating expenses:
Cost of sales	1,196	1,585	1,747	2,339
Research and development	5,228	5,359	12,678	12,092
Selling, general, and administrative	7,595	5,956	13,143	11,871

Total operating expenses	14,019	12,900	27,568	26,302

Loss from operations	(11,383)	(8,747)	(23,834)	(19,973)
Interest income	115	124	202	253
Interest expense	(499)	(1,425)	(1,447)	(1,610)
Amortization of deemed discount on convertible debt	(2,879)	(4,344)	(6,899)	(4,560)
Other than temporary decline in value of investments	(7,851)	—	(7,851)	—
Change in valuation of derivatives	1,185	1,924	(218)	1,757

Net loss	$(21,312)	$(12,468)	$(40,047)	$(24,133)

Basic and diluted net loss per common share	$(0.48)	$(0.38)	$(0.96)	$(0.73)

Weighted average shares used in basic and diluted net loss per common share calculation	44,349	32,970	41,789	32,903

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(40,047)	$(24,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	561	612
Amortization of prepaid financing costs	1,072	1,330
Amortization of intangible assets	476	234
Amortization of deferred compensation	—	7
Amortization of deemed discount on convertible debt	6,899	4,560
Interest on convertible debt paid in common stock	392	35
Milestone payment paid in common stock	500	—
Change in valuation of derivatives	218	(1,757)
Other than temporary decline in value of investments	7,851	—
Stock compensation for modification of employee options	506	—
Expense related to stock options and warrants granted to non-employees	32	171
Non-cash charge related to research or license agreements	200	200
Cash option paid in modification of distribution agreement	—	(500)
Changes in operating assets and liabilities:
Accounts receivable	(1,677)	2,583
Inventories	(299)	(143)
Prepaid expenses and other assets	(841)	(1,618)
Due from related parties	88	348
Restricted cash and investments	(14)	(41)
Accounts payable and other liabilities	271	(779)

Net cash used in operating activities	(23,812)	(18,891)

Investing activities:
Purchases of marketable securities	(22,812)	(2,523)
Sales or maturities of marketable securities	13,326	4,529
Proceeds from convertible debt transferred to restricted cash and investments	—	(10,625)
Purchase of intangible assets	(1,000)	—
Release of restricted cash from collateral account	10,680	—
Purchases of property and equipment	(165)	(107)

Net cash provided by (used in) investing activities	29	(8,726)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	33,431	183
Prepaid financing costs	—	(3,374)
Proceeds from issuance of convertible debt	—	42,500
Repurchases of common stock	—	(613)

Net cash provided by financing activities	33,431	38,696

Net increase in cash and cash equivalents	9,648	11,079
Cash and cash equivalents at beginning of period	5,055	8,241

Cash and cash equivalents at end of period	$14,703	$19,320

Supplemental Disclosure of Non-Cash Financing Activities:
Valuation of warrants issued to placement agent in connection with convertible debt transactions	$—	$1,440
Beneficial conversion and deemed discount in connection with convertible debt	$—	$26,395
Conversion of convertible notes into common stock	$16,250	$10,625

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ended December 31, 2004.

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

        Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three and six month periods ended June 30, 2004 and 2003 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(21,312)	$(12,468)	$(40,047)	$(24,133)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	77	—	506	7
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(1,457)	(790)	(4,441)	(1,597)

Pro forma net loss	$(22,692)	$(13,258)	$(43,982)	$(25,723)

Basic and diluted net loss per common share:
As reported	$(0.48)	$(0.38)	$(0.96)	$(0.73)
Pro forma	$(0.51)	$(0.40)	$(1.05)	$(0.78)

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

        The following is a summary of available-for-sale securities as of June 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$15,866	$—	$(3)	$15,863
U.S. government debt securities	14,854	1	(11)	14,844
Marketable equity securities	6,577	102	(2)	6,677

Total	$37,297	$103	$(16)	$37,384

        The available-for-sale securities are classified on the balance sheet as of June 30, 2004 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$12,115	$1	$(1)	$12,115
Marketable securities, current	17,884	—	(11)	17,873
Amounts included in investment in stock of related parties	120	—	—	120
Amounts included in restricted cash and investments	6,322	—	—	6,322
Marketable securities, non-current	856	102	(4)	954

Total	$37,297	$103	$(16)	$37,384

        Available-for-sale securities by contractual maturity, are shown below (in thousands):

	Fair Value
	June 30, 2004	December 31, 2003
Debt securities:
Due in one year or less	$29,988	$21,887
Due after one year through three years	719	1,576

	30,707	23,463
Marketable equity securities	6,677	11,306

Total	$37,384	$34,769

        During the three months ended June 30, 2004, we recorded a write-down of $7,851,000 related to an other than temporary decline in the value of our equity investment in AVI BioPharma, Inc. ("AVI"). We had no such write downs in 2003.

NOTE 4. INVENTORIES

        Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$95	$108
Work in process	1,467	2,481
Finished goods	2,702	1,376

	$4,264	$3,965

NOTE 5. STOCKHOLDERS' EQUITY

Issuance of Common Stock Upon Conversion of Convertible Notes

        Our senior convertible notes issued in February and June 2003 (see Note 6 below) allow us to make payments of principal and interest in shares of our common stock. During the three months ended June 30, 2004, we issued 842,685 shares of our common stock upon payment of principal totaling $5,000,000 and interest of $150,000. During the six months ended June 30, 2004 we issued 3,029,742 shares of our common stock upon payment of $16,250,000 in principal and $392,000 in interest.

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

        The common stock and warrants we issued in the private placement transaction were initially unregistered. We filed a registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") on March 23, 2004 to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for permanent equity. We valued the warrants at $3,307,000 on March 5, 2004 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The registration statement on Form S-3 was declared effective by the SEC on March 31, 2004. We re-valued the warrants on that date at $6,923,000 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The warrants were then transferred to permanent equity, and the change in the value of the warrant liability between March 5, 2004 and March 31, 2004, or $3,616,000, was charged to Change in valuation of derivatives.

NOTE 6. CONVERTIBLE DEBT FINANCING TRANSACTIONS

February Convertible Debt Transaction

        On February 26, 2003 we entered into a Securities Purchase Agreement for the private placement of Senior Exchangeable Convertible Notes ("February Notes") in the principal amount of $21.25 million and related warrants. The February Notes accrued interest at a rate of 4% per year. The principal amount of the February Notes was repayable in four equal quarterly installments beginning nine months after the closing of the transaction. The February Notes were, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 shares of common stock of AVI that we own (the "AVI Shares") at a fixed exchange price of $5.00 per share.

June Convertible Debt Transaction and February Notes Restructuring

        On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes ("June Notes") in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes are payable in four equal quarterly installments which began March 31, 2004, and accrue interest at a rate of 4% per year. Pursuant to the terms of the June Notes, the note holders may elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price $6.36, which was calculated based on the trading prices of our common stock for the twenty trading days after issuance of the June Notes.

        Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes. Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount into shares of our common stock at the fixed conversion price of $4.25, thereby causing the remaining $10,625,000 principal amount of the outstanding February Notes to have a final maturity date of February 26, 2004. The remaining February Notes were amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount. However, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the quarters ended June 30, 2004 and 2003, we recorded changes in the value of this derivative of $1,185,000 and $1,924,000, respectively. During the six month periods ended June 30, 2004 and 2003, we recorded changes in the value of this derivative of $3,398,000 and $1,757,000, respectively.

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

        In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying consolidated June 30, 2004 balance sheet under Restricted cash and investments. We also hold an additional 50,000 shares of AVI, which are included in the accompanying June 30, 2004 balance sheet in Investment in stock of related parties. We continue to hold all of the pledged and unpledged AVI Shares and reflect temporary changes in those share values in accumulated other comprehensive loss. As noted in Note 3 above, during the three month period ended June 30, 2004 we recorded a write-down of $7,851,0000 related to an other than temporary decline in the value of our investments in AVI. We had no such write down in 2003.

        During the three month period ended March 31, 2004, all principal from the February Notes was repaid. As of June 30, 2004, the remaining principal balance of the June Notes was $10,000,000.

        In connection with the February and June convertible note transactions, we recorded prepaid financing costs related to the placement agent fees, legal fees, and other cost associated with the transactions. During the three month periods ended June 30, 2004 and 2003, we recorded amortization of the prepaid financing costs totaling $370,000 and $1,215,000, respectively, to interest expense. During the six month periods ended June 30, 2004 and 2003, we recorded amortization of prepaid financing costs of $1,072,000 and $1,330,000, respectively.

        Also in connection with the February and June convertible note transactions, we recorded deemed discounts on the convertible debt. During the three month periods ended June 30, 2004 and 2003, we recorded amortization of the deemed discount on convertible debt of $2,879,000 and $4,344,000, respectively. During the six month periods ended June 30, 2004 and 2003, we recorded amortization of deemed discount on convertible debt of $6,899,000 and $4,560,000, respectively.

NOTE 7. COMPREHENSIVE LOSS

        For the three months ended June 30, 2004 and 2003, total comprehensive losses amounted to $21,557,000 and $5,250,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains/losses on investments, excluding the effect of the other than temporary decline in value of investments, were $245,000 and $7,218,000 for the three month periods ended June 30, 2004 and 2003, respectively.

        For the six month periods ended June 30, 2004 and 2003, total comprehensive losses amounted to $40,228,000 and $21,116,000, respectively, which consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains or losses on investments, excluding the effect of the other than temporary decline in value of investments, were $181,000 and $3,018,000 for the six month periods ended June 30, 2004 and 2003, respectively.

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

        The computation of diluted net loss per share for the three and six months ended June 30, 2004 excludes the impact of options to purchase 6,435,000 shares of common stock, warrants to purchase 7,070,000 shares of common stock, and 1,571,000 shares of common stock issuable upon conversion of senior convertible notes at June 30, 2004, as such impact would be antidilutive.

        The computation of diluted net loss per share for the three and six months ended June 30, 2003 excludes the impact of options to purchase 5,130,000 shares of common stock, warrants to purchase 6,835,000 shares of common stock, and 5,839,000 shares of common stock issuable upon conversion of senior convertible notes at June 30, 2003, as such impact would be antidilutive.

NOTE 9. ACQUISITION OF NIPENT EUROPEAN MARKETING RIGHTS

        In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying June 30, 2004 balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of receiving FDA approval of our NDA for Orathecin; the timing of our filing of an NDA for Dacogen; our estimates about becoming profitable; our forecasts regarding our research and development expenses; the impact of our outstanding indebtedness; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward- looking statements. For a discussion of the known and material risks that could affect our actual results, please see "Factors Affecting Future Operating Results" in this section of the report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        Orathecin.    We have completed three randomized Phase III studies for Orathecin and submitted a New Drug Application ("NDA") for approval with the United States Food and Drug Administration ("FDA") on January 26, 2004. The FDA indicated that the user fee goal date for the Orathecin NDA is November 26, 2004, which is the target date for the completion of the FDA's review and resulting action letter. On July 1, 2004 our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted a Marketing Authorization Application ("MAA") for Orathecin to the European Agency for the Evaluation of Medicinal Products ("EMEA"). This application will be reviewed under the EMEA Centralized Procedure, where marketing authorization is applied for in all 25 European Union member states simultaneously. EMEA procedures provide that a decision on the Orathecin MAA will usually occur within 12 months of acceptance of the submission.

        Dacogen.    We have completed the compilation and validation of the results from the Phase III clinical studies of Dacogen in the treatment of myelodysplastic syndromes ("MDS"). We believe the data demonstrates that Dacogen meets the primary endpoint of the study by producing what we believe is a clinically significant delay in progression to acute myelogenous leukemia ("AML") or death. The study results were statistically significant using the Wilcoxon method, but not the Log Rank test. Both statistical analyses were required by the study protocol. In May 2003, we were granted "fast track" designation for Dacogen in the treatment of MDS. In April 2004, the FDA granted our request for a "rolling" NDA submission for Dacogen. The rolling submission is an FDA provision available to drug candidates that have received fast track designation and allows for completed sections of an NDA to be submitted on an ongoing basis. We submitted the Chemistry, Manufacturing and Controls ("CMC") section as the first component of the NDA for Dacogen to the FDA in June 2004. We intend to submit the remaining modules of the rolling NDA to the FDA in the third quarter of 2004.

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

        Other Products.    Our portfolio of other products and product candidates includes Partaject™-delivered busulfan, an inhaled version of Orathecin, lucanthone, Vascular Endothelial Growth Factor ("VEGF"), and generic paclitaxel. We market generic mitomycin and Surface Safe® two-stage towelettes. We have also received regulatory approval to market our generic daunorubicin for a variety of acute leukemias and Mitozytrex™ (mitomycin for injection), for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Moreover, we hold United States sales and marketing rights to the cancer vaccine Avicine™. We are continually evaluating our product portfolio to determine whether it is appropriate for us to dedicate the resources needed to commercialize these products ourselves or whether we would be better served selling or licensing the rights to develop these products to third parties.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $326.7 million through June 30, 2004, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2005. This is due primarily to marketing launch expenditures for Orathecin and Dacogen, if approved, as well as projected spending for the ongoing clinical trials and related development of our product candidates.

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

  Derivative Instruments

        In connection with the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. As of June 30, 2004, we owned sufficient shares of AVI to cover the potential obligation. These warrants are considered to be a derivative and have been recorded on the balance sheet at fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. Such assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

	Three months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Revenues	$2,636	$4,153	$(1,517)	(36.5)%

        The decrease in revenues in 2004 was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The decline in Nipent sales was due to a price increase that went into effect at the beginning of the fourth quarter 2003, which led to a decline in sales beginning in that quarter and continuing into the first and second quarters of 2004. The price increase had an impact on the average wholesale price, a key determining factor in Medicare reimbursement, and resulted in lower than expected demand for Nipent in part because physician reimbursement by Medicare for Nipent was adversely impacted. We have made efforts to minimize the impact of the Medicare rollback. Sales in the second quarter of 2004 included no sales to Europe, compared to $200,000 in European sales in the second quarter of 2003. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of those sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the previous supply agreement.

	Three months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Cost of sales	$1,196	$1,585	$(389)	(24.5)%

        Cost of sales as a percentage of net sales revenue was 45% in the second quarter of 2004 compared to 39% in the comparable period in 2003. The increase in cost of sales as a percentage of net sales revenue in 2004 was due to a write off of $408,000 in daunorubicin inventory and higher raw material costs for mitomycin. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

	Three months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Research and development	$5,228	$5,359	$(131)	(2.4)%

        The decline in research and development expenses was primarily due to reduced Phase III clinical trial costs associated with Orathecin and Dacogen as these studies have completed patient enrollment.

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

	Three months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Selling, general and administrative	$7,595	$5,956	$1,639	27.5%

        The increase in selling, general and administrative expenses relates to $280,000 in higher expenditures for general corporate legal fees, $526,000 in business development expenditures relating to the operations and filing activities of our European subsidiary, and approximately $800,000 in additional sales and marketing expenditures relating primarily to market research and pre-launch expenses for the Orathecin and Dacogen programs.

	Three months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Interest income	$115	$124	$(9)	(7.3)%
Interest expense	(499)	(1,425)	(926)	(65.0)
Amortization of deemed discount on convertible debt	(2,879)	(4,344)	(1,465)	33.7
Other than temporary decline in value of investments	(7,851)	—	7,851	—
Change in valuation of derivatives	1,185	1,924	(739)	(38.4)

        The decrease in interest income was due to lower available cash and marketable securities balances and a decline in interest rates in 2004, compared to the same period in 2003.

        The reduction in interest expense for the three months ended June 30, 2004 is due to a declining balance of our senior convertible notes and lower amortization of prepaid financing costs. At June 30, 2004, the outstanding principal balance of our senior convertible notes was $10,000,000, compared to $31,875,000 at June 30, 2003. In addition, during the quarter ended June 30, 2004, we recorded amortization of prepaid financing costs of $370,000, compared to $1,215,000 during the comparable period in 2003.

        Non-cash amortization of deemed discount on convertible debt relates to the convertible notes issued in February and June 2003. The amortization in the second quarter of 2004 represented amortization of the debt discount for three months on the June Notes. The amortization recorded in the second quarter of 2003 represents half of the original debt discount on the $21,250,000 February Notes, because half of the February Notes were converted in June 2003 concurrent with the issuance of the June Notes.

        In the second quarter of 2004 we recorded an other than temporary decline in the value of our investment in AVI of $7,851,000. The fair value of this investment had declined below its carrying value for a period in excess of six consecutive months.

        Income from change in derivative valuation in the second quarter of 2004 relates to a derivative instrument connected with our June 2003 convertible debt transaction. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the second quarter of 2004, the value of this derivative had decreased in value by $1,185,000, with the corresponding change taken to income. The change in derivative valuation of $1,924,000 in the second quarter of 2003 represented the net change in the valuation of two derivatives. In our February 2003 exchangeable convertible debt transaction, the February Notes contained a feature that allowed holders of our February Notes to receive a portion of the principal and interest in the shares of AVI at $5.00 per share. The value ascribed to this derivative was $2,503,000 in March 2003. The ability to exchange the notes into shares of AVI was eliminated in our June 2003 convertible debt transaction, so the entire derivative value of $2,503,000 was taken to income in the second quarter of 2003. In addition, in the second quarter of 2003 the derivative instrument created in the June 2003 convertible debt transaction had increased in value by $579,000, which was recorded to offset the $2,503,000 in income.

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

	Six months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Revenues	$3,734	$6,329	$(2,595)	(41.0)%

        The decrease in revenues in the period ended June 30, 2004 was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The decline in Nipent sales was due to a price increase that went into effect at the beginning of the fourth quarter 2003, which led to a decline in sales beginning in that quarter and continuing into the first and second quarters of 2004. The price increase had an impact on the average wholesale price, a key determining factor in Medicare reimbursement, and resulted in lower than expected demand for Nipent as the physician reimbursement for Nipent was impacted. Sales in the first half of 2004 included $528,000 in sales to Europe, compared to $315,000 in European sales in the first half of 2003. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the previous supply agreement.

	Six months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Cost of sales	$1,747	$2,339	$(592)	(25.3)%

        Cost of sales as a percentage of net sales revenue was 47% in the first half of 2004 compared to 37% in the same period in 2003. The increase in cost of sales as a percentage of net sales revenues in 2004 was due to a write off of $408,000 in daunorubicin inventory, higher raw material costs for mitomycin, and the fact that a larger portion of the 2004 sales were for generic mitomycin and Nipent in Europe, which are sold at lower margins than Nipent in the United States. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

	Six months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Research and development	$12,678	$12,092	$586	4.8%

        The increase in research and development expenses was primarily due to higher research and development costs for Dacogen of $462,000 and costs associated with the development and manufacturing of clinical drug supplies for Orathecin and Dacogen totaling $779,000, offset by declines of $793,000 in Phase III clinical trial costs for Orathecin and Dacogen as the studies have completed enrollment.

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

	Six months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Selling, general and administrative	$13,143	$11,871	$1,272	10.7%

        The increase in selling, general and administrative expenses relates to higher expenditures for general corporate legal fees of $542,000, business development expenditures relating to our filing activities of our European subsidiary of $631,000, and approximately $574,000 in additional sales and marketing expenditures relating primarily to market research and pre-launch expenses for the Orathecin and Dacogen programs.

	Six months ended June 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Interest income	$202	$253	$(51)	(20.2)%
Interest expense	(1,447)	(1,610)	(163)	(10.1)
Amortization of deemed discount on convertible debt	(6,899)	(4,560)	2,339	(51.3)
Other than temporary decline in value of investments	(7,851)	—	7,851	—
Change in valuation of derivatives	(218)	1,757	(1,975)	(112.4)

        The decrease in interest income was due to lower available cash and marketable securities balances and a decline in interest rates in 2004, compared to the same period in 2003.

        The reduction in interest expense for the six month period ended June 30, 2004 is due to a declining balance of our senior convertible notes and lower amortization of prepaid financing costs. At June 30, 2004, the outstanding principal balance of our senior convertible notes was $10,000,000, compared to $31,875,000 at June 30, 2003. In addition, during the first half of 2004, we recorded amortization of prepaid financing costs of $1,072,000, compared to $1,330,000 during the same period in 2003.

        Non-cash amortization of deemed discount on convertible debt relates to the convertible notes issued in February and June 2003. The amortization in the first half of 2004 represented amortization of the debt discount for two months on the February Notes and six months on the June Notes. The amortization recorded in the first half of 2003 primarily represents half of the original debt discount on the February Notes, because half of the February Notes were converted in June 2003 concurrent with the issuance of the June Notes.

        In the first half of 2004 we recorded an other than temporary decline in the value of our investment in AVI of $7,851,000. The fair value of this investment had declined below its carrying value for a period in excess of six consecutive months.

        The change in valuation of derivatives in the first half of 2004 relates to a two derivative instruments. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the first half of 2004, the value of this derivative had decreased in value by $3,398,000, with the corresponding change taken to income. We also recorded an expense of $3,616,000 related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The change in derivative valuation of $1,757,000 in the first half of 2003 also represented the net change in the valuation of two derivatives. In our February 2003 exchangeable convertible debt transaction, the February Notes contained a feature that allowed holders of our February Notes to receive a portion of the principal and interest in the shares of AVI at $5.00 per share. The initial value ascribed to this derivative was $2,336,000. As of March 31, 2003, the value of the derivative had increased to $2,503,000. The ability to exchange the notes into shares of AVI was eliminated in our June 2003 convertible debt transaction, so the entire derivative value was taken to income in the first half of 2003. In addition, in the second quarter of 2003 the derivative instrument created in the June 2003 convertible debt transaction had increased in value by $579,000, which was recorded to offset the income from the February derivative.

Liquidity and Capital Resources

        Our cash, cash equivalents, and both short and long-term marketable securities totaled $33,530,000 at June 30, 2004, compared to $14,577,000 at December 31, 2003. In addition, we held 2,684,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,634,211 AVI shares at $5.00 per share. The AVI shares had a market value of $6.4 million at June 30, 2004, and are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

        The net cash used in operating activities in the first half of 2004 was $23,812,000, which consisted primarily of the net loss of $40,047,000 plus $1,677,000 increase in accounts receivable, less $6,899,000 non-cash amortization of deemed discount on our convertible debt, $1,072,000 amortization of prepaid financing costs, and $7,851,000 other than temporary decline in the value of investments. The net cash used in operating activities in the first half of 2003 was $18,891,000, which consisted primarily of the net loss of $24,133,000, $1,757,000 non-cash change in the valuation of derivatives, and $1,618,000 increase in prepaid expenses, less $1,330,000 amortization of prepaid financing costs, $2,583,000 decrease in accounts receivable, and $4,560,000 non-cash amortization of deemed discount on our convertible debt.

        Net cash provided by investing activities was $29,000 in the first half of 2004, which consisted primarily of $10,625,000 from the release of restricted cash from the collateral account, $13,326,000 in proceeds from the sale or maturity of marketable securities, offset by $22,812,000 from the purchase of marketable securities and $1,000,000 paid for the purchase of European product rights for Nipent. Net cash used in investing activities was $8,726,000 for the first half of 2003, which consisted primarily of $10,625,000 from the convertible debt proceeds transferred to restricted cash, $2,523,000 in purchases of marketable securities, less $4,529,000 from the proceeds from the sales or maturities of marketable securities.

        Net cash provided by financing activities was $33,431,000 in the first half of 2004, consisting of proceeds from the issuance of common stock in a private placement transaction and proceeds from exercises of stock options and employee stock plan purchases. Net cash provided by financing activities was $38,696,000 for the first half of 2003, and was primarily from the $42,500,000 proceeds from issuance of convertible debt, offset by the payment of $3,374,000 of prepaid financing costs.

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

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements into the first quarter of 2005. However, it is our intention to pursue additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for Orathecin, Dacogen and Nipent.

        We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin and Dacogen, and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least into the first quarter of 2005.

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

Risks Related to Orathecin, Dacogen and Nipent

Our future success is highly dependent on regulatory approval and successful commercialization of Orathecin. If our NDA and MAA submissions for Orathecin do not support regulatory approval by the FDA and EMEA, respectively, for any reason, our business will be substantially harmed.

        On January 26, 2004, we submitted an NDA to the FDA for approval of Orathecin for the treatment of patients with refractory pancreatic cancer. The submission was accepted for filing by the FDA on March 26, 2004. The FDA indicated that the user fee goal date for the Orathecin NDA is November 26, 2004, which is the target date for the completion of the FDA's review and resulting action letter. On July 1, 2004 our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an

MAA for Orathecin to the EMEA. This application will be reviewed under the EMEA Centralized Procedure, where marketing authorization is applied for in all 25 European Union member states simultaneously. EMEA procedures provide that a decision on the Orathecin MAA will usually occur within 12 months of acceptance of the submission.

        Even though the FDA accepted our submission for filing, neither the FDA nor the EMEA may ultimately approve our NDA or MAA for Orathecin. The approval process may take a significant amount of time and approval of our applications will be based on each regulatory agency's review of Orathecin's safety and efficacy. Important factors that the FDA will take into account in its review and analysis include, among other things, time to disease progression and objective tumor response as well as toxicities seen in patients who were treated with Orathecin. The EMEA will similarly review comparable data and factors.

        Given the large scale of the Orathecin clinical program, the complexity of the clinical trials and the inherent uncertainties associated with clinical trials of such magnitude and complexity, the data and statistical analysis from these trials may not support regulatory approval or we may be required to perform additional studies before obtaining regulatory approval. For example, the design of these trials allowed patients who initially were being treated with gemcitabine or other therapies to cross over to treatment with Orathecin. At the time the trials were designed, we believed that the percentage of patients who would cross over for treatment with Orathecin would be in the range of 10% to 20% of the total enrolled patients. The number of patients in our trials who actually crossed over to treatment with Orathecin significantly exceeded the number anticipated and was nearly 50% in two of our Phase III studies. The extent of this cross over has negatively affected the statistical analysis of the study, making it difficult to determine if the product is efficacious with respect to survival.

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

        We have completed the primary data analysis from our Phase III study of Dacogen. The patients who were randomized to the Dacogen arm of the study had an increased time to progression to AML or death (p=0.042 Wilcoxon test, p=0.198 Log-rank test), compared to patients randomized to supportive care only. Both analyses were specified in the protocol. Although the results from the Log-rank test were not statistically significant, we believe that these data are clinically significant and will form the basis of our NDA submission. In addition, adverse events were reported more frequently for patients randomized to the Dacogen arm, as compared to those receiving supportive care, specifically, Leucopenia, febrile neutropenia, nausea, constipation, diarrhea, vomiting, pneumonia, arthralgia, headache and insomnia. Severe adverse events were observed more frequently in patients randomized to Dacogen. The mortality rate for patients in the study was 12% for Dacogen and 9% for supportive care. Consequently, there is no assurance that the FDA will agree with our assessment that Dacogen provides a clinically significant benefit, that the FDA will not take the position that the studies failed for statistical reasons, or that we will not be required to conduct additional large scale clinical trials. Even if this data supports the submission of an NDA, the approval process may take a significant amount of time and we may never receive approval. If Dacogen is unsuccessful for any reason, including if the results of the Phase III study are deemed insufficient from either a clinical or statistical basis by the FDA, our future revenues would be limited and our business would be harmed. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        Part of our strategy involves expanding the market opportunities for our approved drugs, including Nipent, by seeking regulatory approval and/or clinical support of their use for treatment of patients with additional diseases. We are currently marketing Nipent for the treatment of patients with hairy cell leukemia, and revenues from selling Nipent provided 80 - 90% of our revenues for the past three years. We are conducting a series of clinical trials with Nipent, including Phase IV trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and Phase II/III studies for GvHD. If our Nipent clinical trials are not successful, we will not be able to seek additional regulatory approvals and we will not be able to increase our revenue from Nipent.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $326.7 million from inception through June 30, 2004, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least into 2005 and may never achieve profitability.

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

        We will continue to expend substantial resources commercializing Orathecin, Dacogen and Nipent, and conducting research and development, including clinical trials for our products and product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures into the next three quarters. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

We substantially increased our outstanding indebtedness with the issuance of our senior convertible notes, which may make it more difficult for us to pay our debt and other obligations and which notes contain certain restrictive covenants that limit our ability to finance our operations by new debt or equity financings.

        On June 24, 2003, we privately placed senior convertible notes in the aggregate principal amount of $21.25 million with several institutional investors, which we refer to as the June Notes. At June 30, 2004, we had outstanding indebtedness of $10 million from the June Notes. The remaining balance of the June Notes are due in quarterly installments on September 30 and December 31, 2004, which we also intend to pay in shares of our common stock.

        Currently, our revenues from operations may not generate sufficient cash flow to satisfy the principal payments under the Notes when they become due. We have the right to pay the principal and interest then due under the June Notes through the issuance of shares of common stock at a conversion price tied to the then market price. Nevertheless, our principal payments through issuance of shares of our common stock are subject to certain conditions, including limitations based on trading volumes in our common stock at such time. Therefore, we may be required to use cash to pay the principal amounts when they are due. If we decide to make payments under the June Notes in cash, we would deplete our financial resources, which could adversely affect our product development. If we are unable to satisfy our payment obligations under the June Notes, we will default, which could result in our filing for bankruptcy protection.

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

        Holders of the June Notes also have a right of first refusal to purchase their pro rata portion of the greater of one-third of the securities offered by us for sale in offerings or $5 million worth of such offered securities.

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

        We are exposed to equity price risk on our equity investment in AVI. Currently we own 2,684,211 shares of AVI. In the second quarter of 2004, we recorded an Other than temporary decline in value of investments of $7.9 million relating to our holding in AVI, resulting in a reduction of our cost basis in the AVI shares. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of June 30, 2004, the AVI shares had been trading below our original cost basis for more than six months. Since there was no compelling evidence to the contrary, we recorded the impairment charge of $7.9 million in our results of operations. The amount of the charge was based on the difference between the market price of the shares as of June 30, 2004 and our adjusted cost basis. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

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

        We have a portfolio of cancer drugs in various stages of development, including Nipent (for indications other than hairy cell leukemia, Phase IV), Partaject busulfan (Phase I/II), inhaled Orathecin (Phase I/II), and we have been conducting pre-clinical studies for VEGF and Cremophor-free paclitaxel. In addition, we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

        Our clinical trials must be conducted in accordance with the FDA's regulations and are subject to continuous oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with Good Clinical Practices ("GCPs"), regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices ("cGMPs"), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

        Sales of our products in foreign jurisdictions will be subject to separate regulatory requirements and marketing approvals. Approval in the United States, or in any one foreign jurisdiction, does not ensure approval in any other jurisdiction. The process of obtaining foreign approvals may result in significant delays, difficulties and expenses for us, and may require additional clinical trials. So far, we have applied through our subsidiary EuroGen for regulatory approval to market Orathecin, mitomycin and paclitaxel in the United Kingdom and in other countries within the European Union. Although many of the regulations applicable to our products in these foreign countries are similar to those promulgated by the FDA, many of these requirements also vary widely from country to country, which could delay the introduction of our products in those countries. Failure to comply with these regulatory requirements or to obtain required approvals would impair our ability to commercialize our products in foreign markets.

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

        We currently have limited sales and marketing resources. Although we have approximately 29 sales and marketing personnel focusing on the sale of our products to hospitals and hospital buying groups, we must expand our sales and marketing organization to support commercialization of our new products. Building up our sales capabilities will require significant expenditures. We may not succeed in expanding and enhancing our sales and marketing capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded sales and marketing operations. We may not be able to upgrade our in-house sales expertise which may limit our ability to gain market acceptance for our products worldwide and generate revenues. If we fail to establish successful sales and marketing capabilities, we will not be able to market or sell our products effectively and our business, financial condition and results of operations will be materially and adversely affected.

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

        Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture our products or our collaborators' products. It is critical that we gain access to compounds and technologies to license for further development. For example, we licensed the exclusive worldwide royalty-bearing rights to Orathecin from The Stehlin Foundation for Research. Due to the expense of the drug approval process we must have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of development, marketing and distribution rights.

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

  •
  the collaboration making us less attractive to potential acquirors;

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

        We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have acquired licenses to or assignments of over 40 U.S. patents covering various aspects of our proprietary drugs and technologies, including 37 patents for various aspects of Orathecin and related products, five patents under our Nipent product portfolio, although none covers the use of Nipent for the treatment of patients with hairy cell leukemia, six patents for our paclitaxel related products, one patent for Dacogen used in combination with an anti-neoplastic agent for the treatment of cancer, and two patents for our Surface Safe product. These issued United States patents will begin to expire in October 2012. We have been granted patents and have received patent licenses relating to our proprietary formulation technology, non-oncology and Partaject technologies, among which at least five patents are issued or licensed to us. In addition, we are prosecuting a number of patent applications for drug candidates that we are not actively developing at this time.

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

        Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval of, or are developing or testing product candidates that compete directly with, our product candidates. For example, while we received orphan drug status for Orathecin and there is currently no competitor in the oral delivery market for the treatment of pancreatic cancer, there are approved drugs for the treatment of pancreatic cancer, including gemcitabine by Eli Lilly. In addition, Berlex Laboratories' fludarabine competes with Nipent in the leukemia market, and Dacogen faces potential competition from Pharmion's azacitidine, which was recently approved by the FDA.

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

        We developed, or are in the process of developing, and are planning to market several generic and proprietary formulation products based on existing compounds. Specifically, with respect to our generic products, we received approval of Abbreviated Antibiotic Drug Applications ("AADA") for our generic mitomycin for solid tumors and daunorubicin for a variety of acute leukemias, and have filed an Abbreviated New Drug Application ("ANDA") for our generic paclitaxel.

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

        Through June 30, 2004, we have spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

        As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On June 30, 2004, the value of the derivative had declined to $2.1 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 6, 2004. The results of the voting were as follows:

        Proposal 1: Election of the Board of Directors of the Company.

Nominee	Votes For	Votes Withheld
James S.J. Manuso	32,880,757	2,625,004
Charles J. Casamento	33,633,305	1,872,456
Thomas V. Girardi	34,952,908	552,853
Walter J. Lack	35,011,871	493,890
Joseph Rubinfeld	34,941,297	564,464
Michael D. Young	35,014,662	491,099

        Proposal 2: Ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2004:

Votes For:	33,622,406
Votes Against:	1,794,929
Votes Abstaining:	88,426
Broker Non-Votes:	—

        Proposal 3: Approval of an amendment to the Company's 1998 Employee Stock Purchase Plan increasing the number of shares of common stock authorized for issuance by 200,000 shares for a total of 500,000 shares reserved under the Plan:

Votes For:	10,844,559
Votes Against:	2,989,930
Votes Abstaining:	222,605
Broker Non-Votes:	21,488,667

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
(b)
Reports on Form 8-K

  Form 8-K dated April 23, 2004, filed on April 30, 2004 relating to the results of the fiscal first quarter ended March 31, 2004. Under this Form 8-K, SuperGen furnished (not filed) pursuant to item 12 under Item 7 the press release relating to the results of its fiscal quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date: August 4, 2004	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Table of Contents
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004 (Unaudited)
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES