Form 10-Q
period 2004-09-30
SUPERGEN INC
filed 2004-11-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

(925) 560 - 0100

(Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 2, 2004 was 50,211,362.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$46,347	$5,055
Marketable securities	13,654	7,565
Restricted cash and investments	—	10,680
Accounts receivable, net	3,438	507
Development revenue receivable, unbilled	775	—
Due from related parties	248	319
Inventories	3,968	3,965
Prepaid financing costs	370	1,811
Prepaid expenses and other current assets	2,721	2,292
Total current assets	71,521	32,194
Marketable securities, non-current	359	1,957
Investment in stock of related parties	782	883
Due from related parties, non-current	93	118
Property, plant and equipment, net	3,828	4,420
Developed technology at cost, net	64	365
Goodwill	731	731
Other intangibles, net	774	111
Restricted cash and investments, non-current	8,631	13,927
Other assets	30	30
Total assets	$86,813	$54,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,247	$3,558
Convertible debt, current portion, net of discounts	2,121	13,593
Derivative liability	1,422	5,505
Payable to AVI BioPharma, Inc.	565	565
Deferred revenue	11,572	—
Accrued payroll and employee benefits	3,245	2,193
Total current liabilities	22,172	25,414
Deferred rent	902	808
Deferred revenue, non-current	2,476	1,667
Total liabilities	25,550	27,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 50,211,362 and 37,022,356 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	50	37
Additional paid in capital	401,118	316,578
Accumulated other comprehensive gain (loss)	(834)	(3,100)
Accumulated deficit	(339,071)	(286,668)
Total stockholders’ equity	61,263	26,847
Total liabilities and stockholders’ equity	$86,813	$54,736

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Net product revenue	$3,909	$4,419	$7,642	$10,691
Development and license revenue	1,019	—	1,019	—
Other revenue	—	—	—	57
Total revenues	4,928	4,419	8,661	10,748
Operating expenses:
Cost of sales	1,168	1,023	2,915	3,362
Research and development	6,469	5,349	19,147	17,441
Selling, general, and administrative	7,097	5,088	20,240	16,959
Total operating expenses	14,734	11,460	42,302	37,762
Loss from operations	(9,806)	(7,041)	(33,641)	(27,014)
Interest income	116	116	318	369
Interest expense	(472)	(1,202)	(1,918)	(2,812)
Amortization of deemed discount on convertible debt	(2,879)	(4,589)	(9,778)	(9,149)
Other than temporary decline in value of investments	—	—	(7,851)	—
Change in valuation of derivatives	685	2,213	467	3,970
Net loss	$(12,356)	$(10,503)	$(52,403)	$(34,636)
Basic and diluted net loss per common share	$(0.27)	$(0.30)	$(1.21)	$(1.03)
Weighted average shares used in basic and diluted net loss per common share calculation	45,904	35,281	43,171	33,692

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities:
Net loss	$(52,403)	$(34,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	827	903
Amortization of prepaid financing costs	1,441	2,195
Amortization of intangible assets	638	377
Amortization of deferred compensation	—	7
Amortization of deemed discount on convertible debt	9,778	9,149
Amortization of deferred revenue	(244)	—
Interest on convertible debt paid in common stock	493	142
Change in valuation of derivatives	(467)	(3,970)
Other than temporary decline in value of investments	7,851	—
Stock compensation for modification of employee options	506	—
Expense related to stock options and warrants granted to non-employees	111	170
Milestone, license, and research payments made in common stock	700	200
Cash option paid in modification of distribution agreement	—	(500)
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	(3,706)	1,592
Inventories	(3)	(1,380)
Prepaid expenses and other assets	(429)	(1,611)
Due from related parties	96	367
Restricted cash and investments	(25)	265
Accounts payable and other liabilities	835	(138)
Deferred revenue	13,138	—
Net cash used in operating activities	(20,863)	(26,868)
Investing activities:
Purchases of marketable securities	(23,713)	(5,475)
Sales or maturities of marketable securities	19,059	6,575
Proceeds from convertible debt transferred to restricted cash and investments	—	(10,625)
Purchase of intangible assets	(1,000)	—
Release of restricted cash from collateral account	10,680	—
Purchases of property and equipment	(235)	(130)
Net cash provided by (used in) investing activities	4,791	(9,655)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	57,364	184
Prepaid financing costs	—	(3,435)
Proceeds from issuance of convertible debt	—	42,500
Repurchases of common stock	—	(891)
Net cash provided by financing activities	57,364	38,358
Net increase in cash and cash equivalents	41,292	1,835
Cash and cash equivalents at beginning of period	5,055	8,241
Cash and cash equivalents at end of period	$46,347	$10,076
Supplemental Disclosure of Non-Cash Financing Activities:
Valuation of warrants issued to placement agent in connection with convertible debt transactions	$—	$1,440
Valuation of warrants issued to placement agent in connection with license agreement	$513	$—
Beneficial conversion and deemed discount in connection with convertible debt	$—	$26,395
Conversion of convertible notes into common stock	$21,250	$10,625

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain balances in the Company’s 2003 condensed consolidated financial statements have been reclassified to conform to the presentation in 2004.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K as amended for the year ended December 31, 2003.

NOTE 2.   STOCK-BASED COMPENSATION

We account for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Under APB 25, compensation expense of fixed stock options is based on the intrinsic value on the date of the grant, which represents the difference, if any, between the fair value of the stock and the exercise price of the option.

We account for stock issued to non-employees using the fair value approach, in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three and nine month periods ended September 30, 2004 and 2003 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(12,356)	$(10,503)	$(52,403)	$(34,636)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	—	506	7
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(1,372)	(952)	(5,826)	(2,491)
Pro forma net loss	$(13,728)	$(11,455)	$(57,723)	$(37,120)
Basic and diluted net loss per common share:
As reported	$(0.27)	$(0.30)	$(1.21)	$(1.03)
Pro forma	$(0.30)	$(0.32)	$(1.34)	$(1.10)

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft on the proposed standard, “Share-Based Payment—an amendment of FASB Statements No. 123 and 95.” The proposed statement addresses the accounting for share-based payment transactions. The proposed standard would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require that such transactions be accounted for using a fair-value-based method. If the final standard is approved as currently drafted in the exposure draft, it would have a material impact on the amount of earnings we report for interim periods beginning after June 15, 2005. We are currently determining the impact that the proposed statement will have on our results of operations and financial position.

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

Investments in marketable securities consist of equity securities and corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

investments at fair value. We designate all marketable securities as available-for-sale, with unrealized gains and losses included as a component of equity.

The following is a summary of available-for-sale securities as of September 30, 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$35,377	$—	$(4)	$35,373
U.S. government debt securities	23,140	—	(10)	23,130
Marketable equity securities	6,577	124	(944)	5,757
Total	$65,094	$124	$(958)	$64,260

The available-for-sale securities are classified on the balance sheet as of September 30, 2004 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$44,747	$—	$(2)	$44,745
Marketable securities, current	13,665	—	(11)	13,654
Amounts included in investment in stock of related parties	120	—	(18)	102
Amounts included in restricted cash and investments	6,322	—	(922)	5,400
Marketable securities, non-current	240	124	(5)	359
Total	$65,094	$124	$(958)	$64,260

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	September 30, 2004	December 31, 2003
Debt securities:
Due in one year or less	$58,398	$21,887
Due after one year through three years	105	1,576
	58,503	23,463
Marketable equity securities	5,757	11,306
Total	$64,260	$34,769

During the nine months ended September 30, 2004, we recorded a write-down of $7,851,000 related to an other than temporary decline in the value of our equity investment in AVI BioPharma, Inc. (“AVI”). We had no such write downs in 2003.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
(Unaudited)

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$95	$108
Work in process	1,511	2,481
Finished goods	2,362	1,376
	$3,968	$3,965

NOTE 5.   STOCKHOLDERS’ EQUITY

Issuance of Common Stock Upon Conversion of Convertible Notes

Our senior convertible notes issued in February and June 2003 (see Note 6 below) allow us to make payments of principal and interest in shares of our common stock. During the three months ended September 30, 2004, we issued 895,461 shares of our common stock upon payment of principal totaling $5,000,000 and interest of $101,000. During the nine months ended September 30, 2004 we issued 3,925,990 shares of our common stock upon payment of $21,250,000 in principal and $493,000 in interest.

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

The common stock and warrants we issued in the private placement transaction were initially unregistered. We filed a registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) on March 23, 2004 to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for permanent equity. We valued the warrants at $3,307,000 on March 5, 2004 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The registration statement on Form S-3 was declared effective by the SEC on March 31, 2004. We re-valued the warrants on that date at $6,923,000 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The warrants were then transferred to permanent equity, and the change in the value of the warrant liability between March 5, 2004 and March 31, 2004, or $3,616,000, was charged to Change in valuation of derivatives in the accompanying statement of operations.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
(Unaudited)

NOTE 6.   CONVERTIBLE DEBT FINANCING TRANSACTIONS

February Convertible Debt Transaction

On February 26, 2003 we entered into a Securities Purchase Agreement for the private placement of Senior Exchangeable Convertible Notes (“February Notes”) in the principal amount of $21.25 million and related warrants. The February Notes accrued interest at a rate of 4% per year. The principal amount of the February Notes was repayable in four equal quarterly installments beginning nine months after the closing of the transaction. The February Notes were, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 shares of common stock of AVI that we own (the “AVI Shares”) at a fixed exchange price of $5.00 per share.

June Convertible Debt Transaction and February Notes Restructuring

On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes are payable in four equal quarterly installments which began March 31, 2004, and accrue interest at a rate of 4% per year. Pursuant to the terms of the June Notes, the note holders may elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price $6.36, which was calculated based on the trading prices of our common stock for the twenty trading days after issuance of the June Notes.

Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes. Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount into shares of our common stock at the fixed conversion price of $4.25, thereby causing the remaining $10,625,000 principal amount of the outstanding February Notes to have a final maturity date of February 26, 2004. The remaining February Notes were amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount. However, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the three months ended September 30, 2004 and 2003, we recorded changes in the value of this derivative of $685,000 and $2,213,000, respectively. During the nine month periods ended September 30, 2004 and 2003, we recorded changes in the value of this derivative of $4,083,000 and $3,970,000, respectively.

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

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
(Unaudited)

NOTE 6.   CONVERTIBLE DEBT FINANCING TRANSACTIONS (Continued)

In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying consolidated balance sheet under non-current Restricted cash and investments. We also hold an additional 50,000 shares of AVI, which are included in the accompanying September 30, 2004 balance sheet in Investment in stock of related parties. We continue to hold all of the pledged and unpledged AVI Shares and reflect temporary changes in those share values in accumulated other comprehensive loss. During the second quarter of 2004 we recorded a write-down of $7,851,000 related to an other than temporary decline in the value of our investments in AVI. We had no such write down in 2003.

During the first quarter of 2004, all principal from the February Notes was repaid. As of September 30, 2004, the remaining principal balance of the June Notes was $5,000,000.

In connection with the February and June convertible note transactions, we recorded prepaid financing costs related to the placement agent fees, legal fees, and other cost associated with the transactions. During the three month periods ended September 30, 2004 and 2003, we recorded amortization of the prepaid financing costs totaling $370,000 and $865,000, respectively, to interest expense. During the nine month periods ended September 30, 2004 and 2003, we recorded amortization of prepaid financing costs of $1,441,000 and $2,195,000, respectively.

Also in connection with the February and June convertible note transactions, we recorded deemed discounts on the convertible debt. During the three month periods ended September 30, 2004 and 2003, we recorded amortization of the deemed discount on convertible debt of $2,879,000 and $4,589,000, respectively. During the nine month periods ended September 30, 2004 and 2003, we recorded amortization of deemed discount on convertible debt of $9,778,000 and $9,149,000, respectively.

NOTE 7.   STOCK PURCHASE AND LICENSE AGREEMENTS WITH MGI PHARMA, INC.

On August 31, 2004, we entered into three agreements with MGI PHARMA, Inc., a Minnesota corporation (“MGI”): (1) a common stock purchase agreement (the “Stock Purchase Agreement”) for the sale of 4,000,000 shares of our common stock at a cash price per share of $10.00; (2) a license agreement relating to Dacogen™ (decitabine) (the “License Agreement”); and (3) an investor rights agreement that obligates us, within the first anniversary of the closing date of the transactions contemplated by the Stock Purchase Agreement, to file with the Securities and Exchange Commission a registration statement registering the common stock for resale, and to use commercially reasonable efforts to cause the registration statement to become effective within such time period. The agreements became effective on September 21, 2004.

Dacogen is our investigational anti-cancer therapeutic which is currently in clinical trials for the treatment of patients with myelodysplastic syndrome (“MDS”). Pursuant to the terms of the License Agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We will continue to pursue regulatory approvals of Dacogen for the treatment of MDS in the United States and Europe, with assistance from MGI, provided that all development of Dacogen will be transitioned to MGI no later than the end of 2005. MGI will assume full development responsibilities following the transition to them. MGI is required to fund further

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
(Unaudited)

NOTE 7.   STOCK PURCHASE AND LICENSE AGREEMENTS WITH MGI PHARMA, INC. (Continued)

development costs associated with Dacogen at a minimum of $15 million over a three year period. In addition to MDS, MGI will pursue development of Dacogen for other indications. If specified regulatory and commercialization milestones are achieved, MGI will pay us up to $45 million based upon the achievement of such milestones. Subject to certain limitations, MGI will also pay us 50% of certain revenue payable to MGI as a result of MGI sublicensing rights to market, sell, and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. We will receive a royalty starting at 20% and escalating to a maximum of 30% on annual worldwide net sales of licensed products.

In accordance with the Stock Purchase Agreement described above, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. In connection with this transaction, we paid the placement agent, The Kriegsman Group (“Kriegsman”), $3,200,000 in cash and issued Kriegsman a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. The warrant will be exercisable for a term of five years, and we are obligated to register for resale the common stock issuable upon exercise of the warrant. We calculated the fair value of the warrant issued to Kriegsman at $1,436,000, using the Black-Scholes model with a volatility of 0.83, expected life of five years, dividend yield of 0%, and risk free interest rate of 3.29%. We have allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the Stock Purchase Agreement, and deferred revenue, for the portion attributable to the License Agreement. On August 31, 2004, the date that the Stock Purchase Agreement was executed, the fair value of our common stock, based on the closing price on the NASDAQ National Market, was $6.43 per share. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at $6.43 per share, net of related offering costs, to equity, with the remaining $12,625,000 being allocated to deferred revenue. The deferred revenue of $12,625,000 is being amortized to license revenue over 15 months, which is the period of time in which our development obligations for Dacogen would transfer to MGI.

Under the terms of the License Agreement, MGI is obligated to pay us for certain development and allocated overhead costs of Dacogen until we receive marketing authorization. In the three months ended September 30, 2004, we recognized $775,000 of development revenue relating to the reimbursement under this agreement. As the funds have not been received as of September 30, 2004, this amount is classified as development revenue receivable, unbilled in the accompanying balance sheet.

NOTE 8.   ACQUISITION OF NIPENT EUROPEAN MARKETING RIGHTS

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying September 30, 2004 balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
(Unaudited)

NOTE 9.   COMPREHENSIVE LOSS

For the three months ended September 30, 2004 and 2003, total comprehensive losses amounted to $13,277,000 and $12,872,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains/losses on investments, excluding the effect of the other than temporary decline in value of investments, were $921,000 and $2,369,000 for the three month periods ended September 30, 2004 and 2003, respectively.

For the nine month periods ended September 30, 2004 and 2003, total comprehensive losses amounted to $53,505,000 and $33,988,000, respectively, which consisted primarily of the net losses and changes in unrealized gains or losses on investments. Changes in unrealized gains or losses on investments, excluding the effect of the other than temporary decline in value of investments, were $1,102,000 and $649,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

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

The computation of diluted net loss per share for the three and nine months ended September 30, 2004 excludes the impact of options to purchase 6,417,000 shares of common stock, warrants to purchase 7,183,000 shares of common stock, and 786,000 shares of common stock issuable upon conversion of senior convertible notes at September 30, 2004, as such impact would be antidilutive.

The computation of diluted net loss per share for the three and nine months ended September 30, 2003 excludes the impact of options to purchase 5,565,000 shares of common stock, warrants to purchase 6,835,000 shares of common stock, and 5,839,000 shares of common stock issuable upon conversion of senior convertible notes at September 30, 2003, as such impact would be antidilutive.

NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to FIN 46, (“FIN 46R”). FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on our financial position, cash flows or results of operations.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of receiving FDA approval of our NDA filings for Orathecin and Dacogen; our estimates about becoming profitable; our forecasts regarding our research and development expenses; the impact of our outstanding indebtedness; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see “Factors Affecting Future Operating Results” in this section of the report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Orathecin.   We completed three randomized Phase III studies for Orathecin and submitted a New Drug Application  (“NDA”) for approval with the United States Food and Drug Administration (“FDA”) on January 26, 2004. The FDA indicated that the user fee goal date for the Orathecin NDA is November 26, 2004, which is the target date for the completion of the FDA’s review and resulting action letter. On July 1, 2004 our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted a Marketing Authorization Application (“MAA”) for Orathecin to the European Agency for the Evaluation of Medicinal Products (“EMEA”). This application will be reviewed under the EMEA Centralized Procedure, where marketing authorization is applied for in all 25 European Union member states simultaneously. EMEA procedures provide that a decision on the Orathecin MAA will usually occur within 12 months of acceptance of the submission.

Dacogen.   Dacogen is our investigational anti-cancer therapeutic which is currently in clinical trials for the treatment of patients with myelodysplastic syndrome (“MDS”). We have completed the compilation and validation of the results from the Phase III clinical study of Dacogen in the treatment of MDS. We believe the data demonstrates that Dacogen meets the primary endpoint of the study by producing what we believe is a clinically significant delay in progression to acute myelogenous leukemia (“AML”) or death. The study results were statistically significant using the Wilcoxon method, but not the Log Rank test. Both statistical analyses were required by the study protocol. In May 2003, we were granted “fast track” designation for Dacogen in the treatment of MDS. In April 2004, the FDA granted our request for a “rolling” NDA submission for Dacogen. The rolling submission is an FDA provision available to drug candidates that have received fast track designation and allows for completed sections of an NDA to be submitted on an ongoing basis. We submitted the Chemistry, Manufacturing and Controls  section as the first component of the NDA for Dacogen to the FDA in June 2004. We submitted the remaining modules of the rolling NDA for Dacogen to the FDA on November 1, 2004.  On October 1, 2004 EuroGen Pharmaceuticals Ltd. submitted an MAA for Dacogen to the EMEA. The submission was accepted for review on October 25, 2004. EMEA procedures provide that a decision on the Dacogen MAA will usually occur within 12 months of acceptance of the submission.

On August 31, 2004, we entered into three agreements with MGI PHARMA, Inc., a Minnesota corporation (“MGI”):  (1) a common stock purchase agreement (the “Stock Purchase Agreement”) for the sale of 4,000,000 shares of our common stock at a cash price per share of $10.00; (2) a license agreement relating to Dacogen (the “License Agreement”); and (3) an investor rights agreement.  The agreements became effective on September 21, 2004.

Pursuant to the terms of the License Agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We will continue to pursue regulatory approvals of Dacogen for the treatment of MDS in the United States and Europe, with assistance from MGI, provided that all development of Dacogen will be transitioned to MGI no later than the end of 2005. MGI will assume full development responsibilities following the transition to them. MGI is required to fund further development costs associated with Dacogen at a minimum of $15 million over a three year period. In addition to MDS, MGI will pursue development of Dacogen for other indications. If specified regulatory and commercialization milestones are achieved, MGI will pay us up to $45 million based upon the achievement of such milestones. Subject to certain limitations, MGI will also pay us 50% of certain revenue payable to MGI as a result of MGI sublicensing rights to market, sell, and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. We will receive a royalty starting at 20% and escalating to a maximum of 30% on annual worldwide net sales of licensed products.

Nipent.   Nipent is approved by the FDA and marketed by us for the treatment of hairy cell leukemia. Nipent has also shown promise in other diseases and we are conducting a series of post-marketing Phase IV clinical trials for chronic lymphocytic leukemia (“CLL”), non-Hodgkins lymphoma (“NHL”), cutaneous and peripheral T-cell lymphomas and graft versus host disease (“GvHD”). In February 2004 we acquired marketing rights to Nipent in Europe.

Other Products.   Our portfolio of other products and product candidates includes Partaject™-delivered busulfan, an inhaled version of Orathecin, lucanthone, Vascular Endothelial Growth Factor (“VEGF”), and generic paclitaxel. We market generic mitomycin and Surface Safe® two-stage towelettes. We have also received regulatory approval to market our generic daunorubicin for a variety of acute leukemias and Mitozytrex™ (mitomycin for injection), for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Moreover, we hold United States sales and marketing rights to the cancer vaccine Avicine™. We are continually evaluating our product portfolio to determine whether it is appropriate for us to dedicate the resources needed to commercialize these products ourselves or whether we would be better served selling or licensing the rights to develop these products to third parties.

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

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $339.1 million through September 30, 2004, and have never generated enough funds through our operations to support our business. We will continue to incur operating losses at least through 2005. This is due primarily to marketing launch expenditures for Orathecin, if approved, anticipated marketing and commercialization scale-up efforts in Europe, as well as projected spending for the ongoing clinical trials and related development of existing or new product candidates.

Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, increases in sales and marketing expenses related to the launch of Orathecin, if approved, and our ability to control our costs. If the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if Orathecin or Dacogen are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

Valuation of Investments in Financial Instruments

Investments in financial instruments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. We review the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities, in particular AVI BioPharma (“AVI”), are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations.

Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment may have unique market or development opportunities.

Derivative Instruments

In connection with the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. As of September 30, 2004, we owned sufficient shares of AVI to cover the potential obligation. These warrants are considered to be a derivative and have been recorded on the balance sheet at fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. Such assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

	Three months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Net product revenue	$3,909	$4,419	$(510)	(11.5)%
Development and license revenue	1,019	—	1,019	—

The decrease in net product revenues in the third quarter of 2004 was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The decline in Nipent sales was due to a price increase that went into effect at the beginning of the fourth quarter 2003, which led to a decline in sales beginning in that quarter and continuing into 2004. The price increase had an impact on the average wholesale price, a key determining factor in Medicare reimbursement, and resulted in lower than expected demand for Nipent in part because physician reimbursement by Medicare for Nipent was adversely impacted. We have made efforts to minimize the impact of the Medicare rollback. Sales in the third quarter of 2004 included $498,000 in sales to Europe, compared to no European sales in the third quarter of 2003. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of those sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the previous supply agreement.

Development and license revenue in the third quarter of 2004 consists of $775,000 to be billed to MGI PHARMA, Inc. for reimbursement of our development expenses relating to Dacogen, and $244,000 relating to the amortization of deferred revenue associated with our License Agreement with MGI PHARMA, Inc. The agreements with MGI went into effect in September 2004.

	Three months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Cost of sales	$1,168	$1,023	$145	14.2%

Cost of sales as a percentage of net product revenue was 30% in the third quarter of 2004 compared to 23% in the comparable period in 2003. The increase in cost of sales as a percentage of net sales revenue in 2004 was due to higher raw material costs for mitomycin and the fact that a larger portion of the 2004 sales were for generic mitomycin and Nipent in Europe, which are sold at lower margins than Nipent in the United States. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

	Three months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Research and development	$6,469	$5,349	$1,120	20.9%

The increase in research and development expenses was primarily due to Phase III clinical trial costs associated with Dacogen and clinical supply costs for Orathecin and Dacogen.

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

	Three months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Selling, general and administrative	$7,097	$5,088	$2,009	39.5%

The increase in selling, general and administrative expenses relates to $500,000 in higher expenditures for general corporate legal fees, $550,000 in business development expenditures relating to the operations and filing activities of our European subsidiary, and approximately $1,275,000 in additional sales and marketing expenditures relating primarily to market research and pre-launch expenses for the Orathecin and Dacogen programs.

	Three months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Interest income	$116	$116	$—	0.0%
Interest expense	(472)	(1,202)	(730)	(60.7)
Amortization of deemed discount on convertible debt	(2,879)	(4,589)	(1,710)	(37.3)
Change in valuation of derivatives	685	2,213	(1,528)	(69.0)

The reduction in interest expense for the three months ended September 30, 2004 is due to a declining balance of our senior convertible notes and lower amortization of prepaid financing costs. At September 30, 2004, the outstanding principal balance of our senior convertible notes was $5,000,000, compared to $31,875,000 at September 30, 2003. In addition, during the quarter ended September 30, 2004, we recorded amortization of prepaid financing costs of $370,000, compared to $865,000 during the comparable period in 2003.

Non-cash amortization of deemed discount on convertible debt relates to the convertible notes issued in February and June 2003. The amortization in the third quarter of 2004 represented amortization of the debt discount for three months on the June Notes. The amortization recorded in the third quarter of 2003 represents amortization of the debt discount for three months on the June Notes as well as three months on the February Notes.

Income from change in derivative valuation in the third quarter of 2004 relates to a derivative instrument connected with our June 2003 convertible debt transaction. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the third quarter of 2004, the value of this derivative had decreased in value by $685,000, with the corresponding change taken to income. The change in valuation of this derivative was $2,213,000 in the third quarter of 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

	Nine months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Net product revenue	$7,642	$10,691	$(3,049)	(28.5)%
Development and license revenue	1,019	—	1,019	—

The decrease in net product revenues in the nine months ended September 30, 2004 was due primarily to lower sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. The decline in Nipent sales was due to a price increase that went into effect at the beginning of the fourth quarter 2003, which led to a decline in sales beginning in that quarter and continuing into 2004. The price increase had an impact on the average wholesale price, a key determining factor in Medicare reimbursement, and resulted in lower than expected demand for Nipent as the physician reimbursement for Nipent was impacted.  Sales in the first nine months of 2004 included $1,026,000 in sales to Europe, compared to $315,000 in European sales in the first nine months of 2003. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the previous supply agreement.

Development and license revenue in 2004 consists of $775,000 to be billed to MGI PHARMA, Inc. for reimbursement of our development expenses relating to Dacogen, and $244,000 relating to the amortization of deferred revenue associated with our License Agreement with MGI. The agreements with MGI went into effect in September 2004.

	Nine months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Cost of sales	$2,915	$3,362	$(447)	(13.3)%

Cost of sales as a percentage of net product revenue was 38% in the nine months ended September 30, 2004 compared to 31%  in the same period in 2003. The increase in cost of sales as a percentage of net sales revenues in 2004 was due to a write off of $408,000 in daunorubicin inventory, higher raw material costs for mitomycin, and the fact that a larger portion of the 2004 sales were for generic mitomycin and Nipent in Europe, which are sold at lower margins than Nipent in the United States. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

	Nine months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Research and development	$19,147	$17,441	$1,706	9.8%

The increase in research and development expenses was primarily due to higher research and development costs for Dacogen of $410,000 and costs associated with the development and manufacturing of clinical drug supplies for Orathecin and Dacogen totaling $1,644,000.

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

	Nine months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Selling, general and administrative	$20,240	$16,959	$3,281	19.3%

The increase in selling, general and administrative expenses relates to higher expenditures for general corporate legal fees of $1,162,000, business development expenditures relating to our filing activities of our European subsidiary of $1,182,000, and approximately $900,000 in additional sales and marketing expenditures relating primarily to market research and pre-launch expenses for the Dacogen program.

	Nine months ended September 30,		Change
	2004	2003	Dollar	Percent
	(in thousands)
Interest income	$318	$369	$(51)	(13.8)%
Interest expense	(1,918)	(2,812)	(894)	(31.8)
Amortization of deemed discount on convertible debt	(9,778)	(9,149)	629	6.9
Other than temporary decline in value of investments	(7,851)	—	7,851	—
Change in valuation of derivatives	467	3,970	(3,503)	(88.2)

The decrease in interest income was due to lower available cash and marketable securities balances and a decline in interest rates in 2004, compared to the same period in 2003.

The reduction in interest expense for the nine month period ended September 30, 2004 is due to a declining balance of our senior convertible notes and lower amortization of prepaid financing costs. At September 30, 2004, the outstanding principal balance of our senior convertible notes was $5,000,000, compared to $31,875,000 at September 30, 2003. In addition, during the first nine months of 2004, we recorded amortization of prepaid financing costs of $1,441,000, compared to $2,195,000 during the same period in 2003.

Non-cash amortization of deemed discount on convertible debt relates to the convertible notes issued in February and June 2003. The amortization in the nine months ended September 30, 2004 represented amortization of the debt discount for two months on the February Notes and nine months on the June Notes. The amortization recorded in the comparable period in 2003 primarily represents half of the original debt discount on the February Notes, because half of the February Notes were converted in June 2003 concurrent with the issuance of the June Notes, three months of additional amortization on the remaining February Notes, and three months of amortization on the June Notes.

In the nine months ended September 30, 2004 we recorded an other than temporary decline in the value of our investment in AVI of $7,851,000. The fair value of this investment had declined below its carrying value for a period in excess of six consecutive months.

The change in valuation of derivatives in the nine months ended September 30, 2004 relates to two derivative instruments. As part of the June 2003 convertible debt transaction and the February Notes restructuring, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the nine months ended September 30, 2004, the value of this derivative had decreased in value by $4,083,000, with the corresponding change taken to income. We also recorded an expense of $3,616,000 related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  The change in derivative valuation of $3,970,000 in the comparable period in 2003 also represented the net change in the valuation of two derivatives. In our February 2003 exchangeable convertible debt transaction, the February Notes contained a feature that allowed holders of our February Notes to receive a portion of the principal and interest in the shares of AVI at $5.00 per share. The initial value ascribed to this derivative was $2,336,000. The ability to exchange the notes into shares of AVI was eliminated in our June 2003 convertible debt transaction, so the entire derivative value was taken to income in the nine months ended September 30, 2003. In addition, in the nine months ended September 30, 2003 the derivative instrument created in the June 2003 convertible debt transaction had declined in value by $1,634,000, which was also recorded as income.

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $60,360,000 at September 30, 2004, compared to $14,577,000 at December 31, 2003. In addition, we held 2,684,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,634,211 AVI shares at $5.00 per share. The AVI shares had a market value of $5,502,000 at September 30, 2004, and are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

The net cash used in operating activities in the nine months ended September 30, 2004 was $20,863,000, which consisted primarily of the net loss of $52,403,000 plus $3,706,000 increase in accounts receivable, less $13,138,000 increase in deferred revenue, $9,778,000 non-cash amortization of deemed discount on our convertible debt, $1,441,000 amortization of prepaid financing costs, and $7,851,000 other than temporary decline in the value of investments. The net cash used in operating activities in the nine months ended September 30, 2003 was $26,868,000, which consisted primarily of the net loss of $34,636,000, less $9,149,000 non-cash amortization of deemed discount on our convertible debt and $2,195,000 amortization of prepaid financing costs, plus $3,970,000 non-cash change in the valuation of derivatives.

Net cash provided by investing activities was $4,791,000 in the nine months ended September 30, 2004, which consisted primarily of $10,680,000 from the release of restricted cash from the collateral account, $19,059,000 in proceeds from the sale or maturity of marketable securities, offset by $23,713,000 from the purchase of marketable securities and $1,000,000 paid for the purchase of European product rights for Nipent. Net cash used in investing activities was $9,655,000 in the nine months ended September 30, 2003, which consisted primarily of $10,625,000 from the convertible debt proceeds transferred to restricted cash, $5,475,000 in purchases of marketable securities, less $6,575,000 from the proceeds from the sales or maturities of marketable securities.

Net cash provided by financing activities was $57,364,000 in the nine months ended September 30, 2004, consisting of $32,525,000 in net proceeds from the issuance of common stock in a private placement transaction, $23,662,000 in net proceeds from the issuance of common stock to MGI PHARMA, and $1,177,000 in proceeds from exercises of stock options and employee stock plan purchases. Net cash provided by financing activities was $38,358,000 for the nine months ended September 30, 2003, and was primarily from the $42,500,000 proceeds from issuance of convertible debt, offset by the payment of $3,435,000 of prepaid financing costs.

March 2004 Private Placement.   On March 5, 2004, we entered into a Securities Purchase Agreement with several investors for the private placement of shares of unregistered common stock and warrants. In connection with this agreement, we issued 4,900,000 shares of our common stock to the investors at a per share price of $7.00, for an aggregate purchase amount of $34,300,000, and warrants to purchase 735,000 shares of our common stock. The warrants have a term of five years and a exercise price of $10.00 per share. As compensation to the placement agent, we paid the placement agent $1,735,000 in cash, which was treated as part of the cost of the offering.

Stock Purchase and License Agreements with MGI PHARMA.   On August 31, 2004, we entered into three agreements with MGI PHARMA, Inc.:  (1) a common stock purchase agreement for the sale of 4,000,000 shares of our common stock at a cash price per share of $10.00; (2) a license agreement relating to Dacogen; and (3) an investor rights agreement that obligates us, within the first anniversary of the closing date of the transactions contemplated by the stock purchase agreement, to file with the Securities and Exchange Commission a registration statement registering common stock for resale, and to use commercially reasonable efforts to cause the registration statement to become effective within such time period.  The agreements became effective on September 21, 2004. We issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. In connection with this transaction, we paid the placement agent, The Kriegsman Group, $3,200,000 in cash and issued The Kriegsman Group a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. The warrant will be exercisable for a term of five years, and we are obligated to register for resale the common stock issuable upon exercise of the warrant.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2005. However, it is our intention to pursue additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for Orathecin and Nipent.

We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin, and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through the end of 2005.

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

On January 26, 2004, we submitted an NDA to the FDA for approval of Orathecin for the treatment of patients with refractory pancreatic cancer. The submission was accepted for filing by the FDA on March 26, 2004. The FDA indicated that the user fee goal date for the Orathecin NDA is November 26, 2004, which is the target date for the completion of the FDA’s review and resulting action letter. On July 1, 2004 our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an MAA for Orathecin to the EMEA. This application will be reviewed under the EMEA Centralized Procedure, where marketing authorization is applied for in all 25 European Union member states simultaneously. EMEA procedures provide that a decision on the Orathecin MAA will usually occur within 12 months of acceptance of the submission.

Even though the FDA accepted our submission for filing, neither the FDA nor the EMEA may ultimately approve our NDA or MAA for Orathecin. The approval process may take a significant amount of time and approval of our applications will be based on each regulatory agency’s review of Orathecin’s safety and efficacy. Important factors that the FDA will take into account in its review and analysis include, among other things, time to disease progression and objective tumor response as well as toxicities seen in patients who were treated with Orathecin. The EMEA will similarly review comparable data and factors.

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

In May 2003, we announced data from one of our Phase III studies of Orathecin in patients with advanced pancreatic cancer, most of whom had previously failed two or more chemotherapy treatments. The study randomized 409 patients to either Orathecin or “best medical therapy.”  The primary study end-point was overall survival with secondary end-points, including objective tumor response and time to disease progression. We did not meet the primary end-point, although we did meet two of the secondary end-points. The two secondary end-points were independent of a cross-over effect, whereas the primary end-point was not. The released data, and the data from our other clinical trials, may not be sufficient to support regulatory approval for Orathecin, and additional trials may be required before we can obtain regulatory approval.

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

We submitted the Chemistry, Manufacturing and Controls section as the first component of the NDA for Dacogen to the FDA in June 2004. We submitted the remaining modules of the rolling NDA for Dacogen to the FDA on November 1, 2004.  On October 1, 2004 our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an MAA for Dacogen to the EMEA. The submission was accepted for review on October 25, 2004. EMEA procedures provide that a decision on the Dacogen MAA will usually occur within 12 months of acceptance of the submission.

The primary data analysis from our Phase III study of Dacogen indicates that the patients who were randomized to the Dacogen arm of the study had an increased time to progression to AML or death (p=0.042 Wilcoxon test, p=0.198 Log-rank test), compared to patients randomized to supportive care only. Both analyses were specified in the protocol. Although the results from the Log-rank test were not statistically significant, we believe that these data are clinically significant and will form the basis of our NDA submission. In addition, adverse events were reported more frequently for patients randomized to the Dacogen arm, as compared to those receiving supportive care, specifically, Leucopenia, febrile neutropenia, nausea, constipation, diarrhea, vomiting, pneumonia, arthralgia, headache and insomnia.  Severe adverse events were observed more frequently in patients randomized to Dacogen. The mortality rate for patients in the study was 12% for Dacogen and 9% for supportive care. Consequently, there is no assurance that the FDA will agree with our assessment that Dacogen provides a clinically significant benefit, that the FDA will not take the position that the studies failed for statistical reasons, or that we will not be required to conduct additional large scale clinical trials. Even if this data supports the submission of an NDA, the approval process may take a significant amount of time and we may never receive approval. If Dacogen is unsuccessful for any reason, including if the results of the Phase III study are deemed insufficient from either a clinical or statistical basis by the FDA, our future revenues would be limited and our business would be harmed. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

In addition, pursuant to our License Agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain regulatory milestones. If these regulatory milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

Neither the fast track designations of Orathecin and Dacogen nor the accelerated approval procedures for Orathecin will necessarily lead to a faster regulatory review or approval.

If a drug is intended for the treatment of a serious or life-threatening condition for which there is no effective treatment, and the drug demonstrates the potential to address unmet medical needs for the condition, the drug sponsor may apply for FDA “fast track” designation. The fast track designation does not apply to the product alone, but instead to the combination of the product and the specific indication for which it is being studied. Under fast track provisions, the FDA is committed to working with the drug sponsor for the purpose of expediting the clinical development and evaluating the drug safety and efficacy for that indication. A fast track designation allows the drug sponsor to submit a “rolling” NDA, whereby the FDA initiates review of sections of the application before it is complete. In some cases, a fast track designated product may also qualify for “priority” review, or review within a six-month time frame from the time an NDA is completed and filed, but this is not guaranteed.

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

If we are unable to expand our clinical support for use of Nipent to treat additional diseases our revenues will not expand as planned.

Part of our strategy involves expanding the market opportunities for our approved drugs, including Nipent, by seeking clinical support of their use for treatment of patients with additional diseases. We are currently marketing Nipent for the treatment of patients with hairy cell leukemia, and revenues from selling Nipent provided 80 - 90% of our revenues for the past three years. We are conducting a series of clinical trials with Nipent, including Phase IV trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and Phase II/III studies for GvHD. If our Nipent clinical trials are not successful, we will not be able to increase our revenue from Nipent.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $339.1 million from inception through September 30, 2004, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2005 and may never achieve profitability.

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

•       our competition’s ability to develop and bring to market competing products;

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

We will continue to expend substantial resources commercializing Orathecin and Nipent, and conducting research and development, including clinical trials for our products and product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures through 2005. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we recently licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

Our collaborative relationship with MGI may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

In addition to raising money by selling our equity securities to MGI in connection with the License Agreement, we also expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because we are unable to secure regulatory approval of Dacogen or due to our inability to expend the resources to commence sales of Dacogen as prescribed by the License Agreement. In addition, the License Agreement contemplates that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will ever receive these payments, as MGI may choose not to sublicense Dacogen at all, nor can we be assured that MGI will expend the resources to sell Dacogen worldwide, or be successful in doing so.

We substantially increased our outstanding indebtedness with the issuance of our senior convertible notes, which may make it more difficult for us to pay our debt and other obligations and which notes contain certain restrictive covenants that limit our ability to finance our operations by new debt or equity financings.

On June 24, 2003, we privately placed senior convertible notes in the aggregate principal amount of $21.25 million with several institutional investors, which we refer to as the June Notes. At September 30, 2004, we had outstanding indebtedness of $5 million from the June Notes. This remaining balance is due on December 31, 2004, which we intend to pay in shares of our common stock.

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

The holders may convert the June Notes at any time prior to their maturity at a fixed conversion price of  $6.36, and we have the right, subject to certain conditions, to pay the principal and interest then due under such Notes through the issuance of shares of common stock at a conversion price tied to the then market price. If we issue shares of our common stock (a) upon the holders’ conversion of the Notes, or (b) to make payments of principal and interest due on the Notes, such issuances will be dilutive to our stockholders. In addition, if we decide to redeem the Notes in connection with a change of control, we will be required to issue to the holders certain warrants for the securities of the acquiror, which will be dilutive and may negatively affect the deal consideration the stockholders would otherwise receive.

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

In addition, in connection with the restructuring of our February Notes and the issuance of the June Notes, we issued three-year warrants to the June Note holders exercisable into up to 2,634,211 of our AVI shares at an exercise price of $5.00 per share, and we pledged the AVI shares to secure our obligation under the June Notes. These warrants expire on December 31, 2006.

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

Our clinical trials must be conducted in accordance with the FDA’s regulations and are subject to continuous oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource certain aspects of our research and development activities to contract research organizations (“CROs”). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with Good Clinical Practices (“GCPs”), regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current Good Manufacturing Practices (“cGMPs”), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

Nipent is currently sold in Europe, and in early 2004 we acquired the rights to distribute and market Nipent there directly. However, our revenue from sales of Nipent in Europe is currently insignificant. Our strategy is to obtain regulatory approvals to sell our products in Europe and elsewhere, and we intend to contract with third-party licensees or distributors for sales outside the United States. Delays in obtaining regulatory approval from foreign jurisdictions will impair the commercialization of our products and would delay anticipated revenues.

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

Physicians may prescribe drugs for uses that are not described in a product’s labeling for uses that differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we intend to disseminate peer-reviewed articles on our products to our physician customers. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings and/or enforcement action by the FDA. For example, in November 2002 we issued a press release announcing our receipt of FDA approval to market Mitozytrex. In March 2003, the FDA issued a “Talk Paper” regarding this press release, taking the position that we made certain unsupported claims about the drug and did not disclose the serious side effects such as suppression of bone marrow activity. We revised our internal procedures to help ensure our promotional activities and public disclosure will meet regulatory requirements. Nonetheless, any warning or enforcement actions by the FDA could harm our reputation in the market, result in significant fines or have other results that would harm our business.

The continuing efforts of government and third-party payers to contain or reduce the costs of healthcare may adversely affect our revenues.

Sales of our products depend in part upon the availability of reimbursement from third-party payers, such as health administration authorities like Medicare/Medicaid, managed care providers and private health insurers. Third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services, which may effectively limit physicians’ ability to select products and procedures.

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

Because we have no manufacturing facilities, we rely on third parties for manufacturing activities related to all of our products. As we develop new products and increase sales of our existing products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products, including Orathecin and Nipent. Reliance on third party manufacturing presents the following risks:

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

Currently we store the majority of the unpurified, bulk form of Nipent at the manufacturer’s location. Improper storage, fire, natural disaster, theft or other conditions at this location may lead to the loss or destruction of the bulk concentrate. Even if the manufacturer’s and our insurance coverage is adequate, such event would inevitably cause delays in distribution and sales of our products and harm our operating results.

Our business may be harmed if the manufacture of our products is interrupted or discontinued.

We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for bankruptcy in mid 2001. Shortly thereafter we contracted with a new manufacturer for the purification of Nipent, and that manufacturer was qualified by the FDA by May 2002. We experienced unusually low inventory levels during the first quarter of 2002, while we were waiting for the new company to be qualified. The company that has been currently purifying Nipent has filed for reorganization under Chapter 11 and has ceased operations. We are in the process of contracting with another manufacturer for the purification of Nipent, but believe that we have more than adequate inventory levels to sustain our business while the new manufacturer is being qualified.

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

Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture our products or our collaborators’ products. It is critical that we gain access to compounds and technologies to license for further development. For example, we licensed the exclusive worldwide royalty-bearing rights to Orathecin from The Stehlin Foundation for Research. Due to the expense of the drug approval process we must have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of development, marketing and distribution rights.

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

•       the collaboration making us less attractive to potential acquirers;

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

From time to time we enter into collaborative relationships with third parties to co-develop and market products. For example, we entered into an agreement with Peregrine Pharmaceuticals in February 2001, pursuant to which we licensed a drug-targeting technology known as Vascular Targeting Agent, which is a proprietary platform designed to specifically target a tumor’s blood supply and subsequently destroy the tumor with various attached therapeutic agents. The licensed technology is specifically related to VEGF. Under the agreement, we made an up-front equity investment in Peregrine of $600,000 and will be obligated to make subsequent milestone payments that could ultimately total $8.25 million. In addition, we will pay royalties to Peregrine based on the net revenues of any drugs we commercialize using the VEGF technology.

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

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval of, or are developing or testing product candidates that compete directly with, our product candidates. For example, while we received orphan drug status for Orathecin and there is currently no competitor in the oral delivery market for the treatment of pancreatic cancer, there are approved drugs for the treatment of pancreatic cancer, including gemcitabine by Eli Lilly. In addition, Berlex Laboratories’ fludarabine competes with Nipent in the leukemia market, and Dacogen faces potential competition from Pharmion’s Vidaza, which was approved by the FDA in the first half of 2004.

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

Our competitors may succeed in developing technologies or products that are more effective than ours. Additionally, our products that are under patent protection face intense competition from competitors’ proprietary products. This competition may increase as new products enter the market.

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

We will also face increasing competition from lower-cost generic products after patents on our proprietary products expire. Loss of patent protection typically leads to a rapid decline in sales for that product and could affect our future results. As new products enter the market, our products may become obsolete or our competitors’ products may be more effective or more effectively marketed and sold than our products. Technological advances, competitive forces and loss of intellectual property protection rights for our products may render our products obsolete.

We are developing products based upon compounds that may be covered by patents held by third parties that are expected to expire or already expired. These compounds may also be the subject of method, formulation, and manufacturing process patents held by third parties. If these patents do not expire as anticipated or are expanded in scope, we will not be able to develop our products as planned.

We developed, or are in the process of developing, and are planning to market several generic and proprietary formulation products based on existing compounds. Specifically, with respect to our generic products, we received approval of Abbreviated Antibiotic Drug Applications (“AADA”) for our generic mitomycin for solid tumors and daunorubicin for a variety of acute leukemias, and have filed an Abbreviated New Drug Application (“ANDA”) for our generic paclitaxel.

Our proprietary formulation technology is a platform technology that employs the use of an inert chemical excipient, cyclodextrin, combined with a drug. Most anti-cancer drugs are cytotoxic, and most must be administered intravenously. If a vein is missed on injection, the drug can leak to surrounding tissue, causing ulceration that sometimes requires plastic surgery to correct. Our proprietary formulation technology is designed to “shield” the drug from the injection site, thus providing the patient protection from tissue ulceration. This technology may increase the relative solubility of hard-to-dissolve anti-cancer drugs, hence increasing its stability or shelf life. However, each of these benefits must be supported by appropriate data and approved by the FDA before we can make any claim in this regard. Our first product utilizing our proprietary formulation technology, a formulation of generic mitomycin, was approved by the FDA in November 2002 as Mitozytrex (mitomycin for injection) for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. We cannot promote Mitozytrex as providing any injection site ulceration protection, nor can we promote any increased stability, solubility or shelf life extension, as compared to generic mitomycin. We would be required to develop and submit additional data to the FDA and receive FDA approval before we could make these claims.

Through September 30, 2004, we have spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

We have recently undergone changes in our senior management. Dr. Joseph Rubinfeld, who served as our president and chief executive officer since 1991, retired from this position on December 31, 2003, although he remains on our board of directors and serves as our chief scientist. Dr. James Manuso, who has served on our board of directors since 2001, was appointed to the position of president and chief executive officer effective January 1, 2004. In addition, Edward Jacobs was recently appointed to the position of chief operating officer, and Michael Molkentin was appointed to fill the position of chief financial officer at the end of 2003. Also, Craig S. Rosenfeld resigned from his position as our senior vice president, chief scientific officer, in the beginning of 2004. Changes in our senior management may be disruptive to our business and may adversely affect our operations.

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

We are also subject to Section 203 of the Delaware General Corporation Law, an anti-takeover provision. In general, Section 203 of the Delaware General Corporation Law prevents a stockholder owning 15 percent or more of a corporation’s outstanding voting stock from engaging in business combinations with a Delaware corporation for three years following the date the stockholder acquired 15 percent or more of a corporation’s outstanding voting stock. This restriction is subject to exceptions, including the approval of the board of directors and of the holders of at least two-thirds of the outstanding shares of voting stock not owned by the interested stockholder.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2004. Rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. Because the matter of Section 404 compliance is new, there is no precedent or proven method of compliance, and our management must exercise significant judgment in our efforts to comply with Section 404. We cannot be certain that we will comply with the requirements of Section 404 in a timely manner. If we fail to comply in a timely manner, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On September 30, 2004, the value of the derivative had declined to $1.4 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 6.   Exhibits

Exhibit No.	Description of Document
10.1	Amended and Restated License Agreement effective September 21, 2004 between SuperGen, Inc. and MGI PHARMA, Inc.*
10.2	Common Stock Purchase Agreement dated August 31, 2004 between SuperGen, Inc. and MGI PHARMA, Inc.
10.3	Investor Rights Agreement dated August 31, 2004 between SuperGen, Inc. and MGI PHARMA, Inc.
10.4	Warrant dated September 22, 2004 issued to The Kriegsman Group
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*                    Confidential treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	November 9, 2004	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer
(Principal Financial and Accounting Officer)