Form 10-Q
period 2005-03-31
SUPERGEN INC
filed 2005-05-10
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 2, 2005 was 51,177,152.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,144	$38,394
Marketable securities	18,370	18,235
Accounts receivable, net	1,038	4,926
Development revenue receivable from MGI PHARMA, Inc	724	12,809
Inventories	3,279	3,306
Prepaid expenses and other current assets	2,073	1,403
Total current assets	67,628	79,073
Marketable securities, non-current	228	188
Investment in stock of related parties	805	798
Due from related parties, non-current	89	93
Property, plant and equipment, net	3,452	3,635
Goodwill	731	731
Other intangibles, net	581	677
Restricted cash and investments, non-current	9,841	9,432
Other assets	30	30
Total assets	$83,385	$94,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,660	$4,644
Derivative liability	1,607	1,607
Payable to AVI BioPharma, Inc.	565	565
Deferred revenue	7,429	11,572
Accrued payroll and employee benefits	2,080	2,129
Total current liabilities	15,341	20,517
Deferred rent	940	927
Total liabilities	16,281	21,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 51,145,423 and 51,127,314 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	51	51
Additional paid in capital	407,150	406,789
Accumulated other comprehensive gain (loss)	334	(99)
Accumulated deficit	(340,431)	(333,528)
Total stockholders’ equity	67,104	73,213
Total liabilities and stockholders’ equity	$83,385	$94,657

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues:
Net product revenue	$1,015	$1,098
Development and license revenue from MGI PHARMA, Inc.	3,225	—
Distribution agreement revenue	167	—
Total revenues	4,407	1,098
Costs and operating expenses:
Cost of product revenue	300	551
Research and development	5,124	7,450
Selling, general, and administrative	6,258	5,548
Total costs and operating expenses	11,682	13,549
Loss from operations	(7,275)	(12,451)
Interest income	372	87
Interest expense	—	(948)
Amortization of deemed discount on convertible debt	—	(4,019)
Change in valuation of derivatives	—	(1,404)
Net loss	$(6,903)	$(18,735)
Basic and diluted net loss per common share	$(0.13)	$(0.48)
Weighted average shares used in basic and diluted net loss per common share calculation	51,142	39,229

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(6,903)	$(18,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	218	284
Amortization of prepaid financing costs	—	702
Amortization of intangible assets	96	215
Amortization of deemed discount on convertible debt	—	4,019
Amortization of deferred revenue	(2,476)	—
Interest on convertible debt paid in common stock	—	242
Change in valuation of derivatives	—	1,404
Stock compensation for modification of employee options	268	429
Expense related to stock options and warrants granted to non-employees	30	—
Milestone, license, and research payments made in common stock	—	200
Cash option paid in termination of distribution agreement	(1,500)	—
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	15,973	(317)
Inventories	27	(512)
Prepaid expenses and other assets	(670)	(526)
Due from related parties	4	50
Restricted cash and investments	(14)	(7)
Accounts payable and other liabilities	(1,020)	(8)
Deferred revenue	(167)	—
Net cash provided by (used in) operating activities	3,866	(12,560)
Investing activities:
Purchases of marketable securities	(10,290)	(9,557)
Sales or maturities of marketable securities	10,146	7,350
Purchase of intangible assets	—	(1,000)
Release of restricted cash from collateral account	—	10,680
Purchases of property and equipment	(35)	(116)
Net cash provided by (used in) investing activities	(179)	7,357
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	63	32,867
Net cash provided by financing activities	63	32,867
Net increase in cash and cash equivalents	3,750	27,664
Cash and cash equivalents at beginning of period	38,394	5,055
Cash and cash equivalents at end of period	$42,144	$32,719
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible notes into common stock	$—	$11,250

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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
MARCH 31, 2005
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three month periods ended March 31, 2005 and 2004 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(6,903)	$(18,735)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	268	429
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(3,168)	(1,203)
Pro forma net loss	$(9,803)	$(19,509)
Basic and diluted net loss per common share:
As reported	$(0.13)	$(0.48)
Pro forma	$(0.19)	$(0.50)

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

The following is a summary of available-for-sale securities as of March 31, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$44,865	$—	$(12)	$44,853
U.S. government debt securities	12,437	—	(16)	12,421
Marketable equity securities	6,577	372	(10)	6,939
Total	$63,879	$372	$(38)	$64,213

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2005
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The available-for-sale securities are classified on the balance sheet as of March 31, 2005 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$38,908	$—	$(4)	$38,904
Marketable securities, current	18,394	—	(24)	18,370
Amounts included in investment in stock of related parties	120	5	—	125
Amounts included in restricted cash and investments	6,322	264	—	6,586
Marketable securities, non-current	135	103	(10)	228
Total	$63,879	$372	$(38)	$64,213

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	March 31, 2005	December 31, 2004
Debt securities:
Due in one year or less	$57,274	$51,939
Due after one year through three years	—	—
	57,274	51,939
Marketable equity securities	6,939	6,496
Total	$64,213	$58,435

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$83	$83
Work in process	764	1,040
Finished goods	2,432	2,183
	$3,279	$3,306

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase the 2,634,211 shares of

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2005
(Unaudited)

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL (Continued)

AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the three months ended March 31, 2004, we recorded a change in the value of this derivative of $2,212,000. There was no change in the value of this derivative during the three months ended March 31, 2005.

In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying balance sheet under non-current Restricted cash and investments. We also hold an additional 50,000 shares of AVI, which are included in the accompanying balance sheet in Investment in stock of related parties. We continue to hold all of the pledged and unpledged AVI Shares and reflect temporary changes in those share values in accumulated other comprehensive gain or loss.

NOTE 6.   STOCK PURCHASE AND LICENSE AGREEMENTS WITH MGI PHARMA, INC.

In August 2004, we entered into three agreements with MGI PHARMA, Inc., a Minnesota corporation (“MGI”): (1) a common stock purchase agreement, (2) a license agreement relating to Dacogen™ (decitabine), and (3) an investor rights agreement. The agreements became effective on September 21, 2004. Dacogen is our investigational anti-cancer therapeutic which is currently in clinical trials for the treatment of patients with myelodysplastic syndrome (“MDS”). Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications.

In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant at $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue is being amortized to license revenue over 15 months, which is the period of time in which our development obligations for Dacogen would transfer to MGI. During the three months ended March 31, 2005, we recorded amortization of deferred revenue of $2,476,000. We had no similar amortization during the three months ended March 31, 2004.

Under the terms of the license agreement, MGI is obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we receive marketing authorization. In the three months ended March 31, 2005, we recognized $749,000 of development revenue relating to the reimbursement under this agreement. We had no similar revenue during the three months ended March 31, 2004.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2005
(Unaudited)

NOTE 7.   ACQUISITION OF NIPENT EUROPEAN MARKETING RIGHTS

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent®, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $420,000 and $32,000 at March 31, 2005 and 2004, respectively.

NOTE 8.   TERMINATION OF AGREEMENT WITH ABBOTT LABORATORIES

In December 1999, we entered into a Nipent distribution agreement with Abbott Laboratories. Beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retained U.S. marketing rights for Nipent. Under this agreement, Abbott made a $5 million cash payment to the Company in January 2000. This amount was included in deferred revenue and was being amortized to distribution revenue over 60 months.

In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for the right to terminate the Nipent distribution agreement at our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000 to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the three month period ending March 31, 2005.

NOTE 9.   COMPREHENSIVE LOSS

For the three months ended March 31, 2005 and 2004, total comprehensive losses amounted to $6,470,000 and $21,463,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. We recorded an unrealized gain on investments of $433,000 for the three months ended March 31,2005, and recorded an unrealized loss of $2,728,000 for the three month period ended March 31, 2004.

NOTE 10.   BASIC NET LOSS PER SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the quarter.

As we have reported operating losses in each period, the effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

The computation of diluted net loss per share for the three months ended March 31, 2005 excludes the impact of options to purchase 6,828,000 shares of common stock and warrants to purchase 7,183,000 shares of common stock at March 31, 2005, as such impact would be antidilutive.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2005
(Unaudited)

NOTE 10.   BASIC NET LOSS PER SHARE (Continued)

The computation of diluted net loss per share for the three months ended March 31, 2004 excludes the impact of options to purchase 6,333,000 shares of common stock, warrants to purchase 7,070,000 shares of common stock, and 2,357,000 shares of common stock issuable upon conversion of senior convertible notes at March 31, 2004, as such impact would be antidilutive.

NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a recently issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. We currently expect that we will adopt SFAS 123R on January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. We are currently evaluating the requirements of SFAS 123R and expect that adoption of SFAS 123R will have a material impact on our consolidated financial position and results of operations. We have not yet determined the method of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of receiving approval of our filings for Orathecin and Dacogen, including our expectation that the FDA will review and act on our NDA for Dacogen by September 2005; our estimates about becoming profitable; the percentage of royalties we might expect to earn on Dacogen sales under our agreement with MGI; our forecasts regarding our research and development expenses; the impact of our outstanding indebtedness; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see “Factors Affecting Future Operating Results” in this section of the report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Orathecin.   During January 2004, we submitted an New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) for Orathecin. The filing was accepted by the FDA and indicated a target Prescription Drug User Fee Act (“PDUFA”) date of November 26, 2004. At the request of the FDA, we submitted during November 2004 additional clinical data from a trial of Orathecin as a first-line treatment for pancreatic cancer as well as new analyses of data from the pivotal study in 2nd and 3rd line patients. The FDA classified these data as a Major Amendment, which triggered an extension of the review period by 90 days resulting in a revised target PDUFA date of February 26, 2005. Based on further discussions and feedback with both the FDA and consultants helping us dialog with the FDA, it was determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we announced the withdrawal of the NDA in January 2005. During the period ended

March 31, 2005, we received the findings from the FDA and are reviewing these findings to determine the most appropriate course of action in the future for Orathecin in the United States. During July 2004, we submitted a Marketing Authorization Application (“MAA”) seeking approval of Orathecin in the treatment of pancreatic cancer to the European Agency for the Evaluations of Medicinal Products (“EMEA”). EMEA procedures generally provide that a decision on the Orathecin MAA will usually occur within 12 months of acceptance of submission, which could result in a decision by the EMEA in the second half of 2005. Our European filing for Orathecin remains on track and is not affected by the withdrawal of the NDA for Orathecin in the United States. There can be no guarantee that the EMEA will approve Orathecin.

Dacogen.   During March 2004, we reported results from our randomized Phase III study of Dacogen for injection as a treatment for MDS. In October 2004, we submitted to the EMEA an MAA seeking approval of Dacogen in the treatment of myelodysplastic syndrome. EMEA procedures generally provide that a decision on the Dacogen MAA will usually occur within 12 months of acceptance of submission, which could result in a decision by them in the second half of 2005 or early 2006. In November 2004, we submitted an NDA to the FDA for Dacogen. The filing was accepted at the end of 2004 by the FDA and indicated a target PDUFA date of September 1, 2005. There can be no guarantee that the FDA or EMEA will approve Dacogen. During September 2004, we executed a definitive agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay us up to $45.0 million in specific regulatory and commercialization milestones. If Dacogen is approved, we could receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. MGI has also committed to fund further development costs associated with Dacogen at a minimum of $15.0 million over a three-year period.

Nipent.   Nipent is approved by the FDA and EMEA for the treatment of hairy cell leukemia and is marketed by us in the United States and Europe. Nipent has also shown promise in other diseases and we are conducting a series of post-marketing Phase IV clinical trials for chronic lymphocytic leukemia (“CLL”), non-Hodgkin’s lymphoma (“NHL”), cutaneous and peripheral T-cell lymphomas, and graft-versus-host disease (“GvHD”).

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

To date, our product revenues have been limited and are derived primarily from sales of Nipent, which we are marketing in the United States and distributing in Europe for the treatment of hairy cell leukemia. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, and in regulatory and sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $340.4 million through March 31, 2005, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2006.

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

Our significant accounting policies are more fully disclosed in Note 1 to our condensed consolidated financial statements. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our net sales relate principally to Nipent and, to a lesser extent, mitomycin. We recognize sales revenue upon shipment and related transfer of title to customers, and collectibility is reasonably assured. Allowances are established for estimated product returns and exchanges.

Allowances for product returns and exchanges are based on historical information and known trends from external sources. The costs of product exchanges, which include actual product costs and related shipping charges, are included in cost of product revenue. In estimating returns, we analyze historical returns and sales patterns, the remaining shelf life of inventory, and changes in demand. We continually assess our historical experience and adjust our allowances as appropriate. If actual product returns and exchanges are greater than our estimates, additional allowances may be required.

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. As of March 31, 2005, we owned sufficient shares of AVI to cover the potential obligation. These warrants are considered to be a derivative and have been recorded on the balance sheet at fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. These assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004:

	Three months ended March 31,		Change
Revenues	2005	2004	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$1,015	$1,098	$(83)	(7.6)%
Development and license revenue	3,225	—	3,225	—
Distribution agreement revenue	167	—	167	—

The decrease in net product revenues for the period ended March 31, 2005 was due primarily to lower unit sales of generic mitomycin. Net sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia, were essentially flat over the comparable periods in 2004 and 2005. Nipent sales for the period ended March 31, 2004 included approximately $528,000 in sales to Europe. We had no European sales for the comparable period in 2005. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of European sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the unit prices charged under the previous supply agreement.

Development and license revenue for the period ended March 31, 2005 relates to our license agreement entered into with MGI PHARMA, Inc. in September 2004. Development and license revenue included $2,476,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $749,000 related to reimbursement of Dacogen development and allocated overhead costs.

Distribution agreement revenue for the period ended March 31, 2005 relates to the termination of our Nipent distribution agreement with Abbott Laboratories. Upon signing this agreement in 1999, we received $5.0 million from Abbott, which was recorded as deferred revenue and was being amortized over a five-year period. In February 2005, we paid Abbott $1,500,000 to terminate this agreement, and this amount was charged against the unamortized balance of deferred revenue of $1,667,000. The remaining $167,000 was recorded as distribution agreement revenue in the three months ended March 31, 2005 as a result of the termination of the distribution agreement.

	Three months ended March 31,		Change
Costs and operating expenses	2005	2004	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$300	$551	$(251)	(45.6)%
Research and development	5,124	7,450	(2,326)	(31.2)
Selling, general and administrative	6,258	5,548	710	12.8

Cost of product revenue as a percentage of net product revenue was 30% in the first quarter of 2005 compared to 50% in the same period in 2004. The decrease for the period ended March 31, 2005 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin and Nipent in Europe. Nipent sales for the period ended March 31, 2004 included approximately $528,000 in sales to Europe, while we had no European sales for the comparable period in 2005. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

The decrease in research and development expenses was due to lower clinical study and clinical supply costs for Orathecin and Dacogen, as those clinical studies have wound down after the completion of our FDA and European submissions for Orathecin and Dacogen during the latter half of 2004. In addition, the expenses for the period ended March 31, 2004 included a $500,000 non-cash charge paid in shares of our common stock to the Stehlin Foundation as a milestone payment for the acceptance of the submission of the NDA for Orathecin.

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

The increase in selling, general and administrative expenses for the period ended March 31, 2005 relates primarily to additional expenses in connection with our European operations as they scale up sales and marketing efforts related to future commercialization of Nipent in Europe.

	Three months ended March 31,		Change
Other income (expense)	2005	2004	Dollar	Percent
	(Dollars in thousands)
Interest income	$372	$87	$285	327.6%
Interest expense	—	(948)	(948)	(100.0)
Amortization of deemed discount on convertible debt	—	(4,019)	(4,019)	(100.0)
Change in valuation of derivative	—	(1,404)	(1,404)	(100.0)

The increase in interest income was due to higher available cash and marketable securities balances and a modest increase in interest rates for the period ended March 31, 2005, compared to the same period in 2004.

Interest expense in the first quarter of 2004 consisted of amortization of prepaid financing costs of $702,000 and interest of $246,000, relating to our outstanding convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

Non-cash amortization of deemed discount on convertible debt in the first quarter of 2004 relates to the convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

The change in derivative valuation of $1,404,000 in the first quarter of 2004 represented the change in the valuation of two derivatives. As part of the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the first quarter of 2004, the value of this derivative had decreased from the December 31, 2003 value of $5,505,000 by $2,212,000, which was recorded as other income for the period ended March 31, 2004. We also recorded an expense of $3,616,000 related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In the first quarter of 2005, there was no change in value of the derivative associated with the warrants to purchase the AVI shares at $5.00 per share.

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $60,742,000 at March 31, 2005, compared to $56,817,000 at December 31, 2004. In addition, we held 2,684,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,634,211 AVI shares at $5.00 per share. The AVI shares had a market value of $6,710,000 at March 31, 2005, and are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

Net cash provided by operating activities was $3,866,000 in the first quarter of 2005, and consisted primarily of the net loss of $6,903,000, plus non-cash amortization of deferred revenue of $2,476,000 from the MGI payment received in September 2004, cash fee of $1,500,000 paid to Abbott to terminate our U.S. Nipent distribution agreement, an increase in accounts payable and other liabilities of $1,020,000, offset by a decrease in accounts receivable of $15,973,000, primarily due to the receipt of milestone and development funds from MGI during the quarter. The net cash used in operating activities in the first quarter of 2004 was $12,560,000, which consisted primarily of the net loss of $18,735,000, less $4,019,000 non-cash amortization of deemed discount on our convertible debt, $702,000 amortization of prepaid financing costs, and $1,404,000 non-cash change in the valuation of derivatives.

Net cash used in investing activities was $179,000 in the first quarter of 2005, and consisted of $10,146,000 in proceeds from the sale or maturity of marketable securities, offset by $10,290,000 from the purchase of marketable securities. Net cash provided by investing activities was $7,357,000 million in the first quarter of 2004, which consisted primarily of $10,680,000 million from the release of restricted cash from the collateral account related to our convertible debt, $7,350,000 in proceeds from the sale or maturity of marketable securities, offset by $9,557,000 from the purchase of marketable securities and $1,000,000 paid for the purchase of European product rights for Nipent.

Net cash provided by financing activities was $63,000 in the first quarter of 2005, and consisted of proceeds from exercises of stock options. Net cash provided by financing activities was $32,867,000 in the first quarter of 2004, consisting of proceeds from the issuance of common stock in a private placement transaction and proceeds from exercises of stock options.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2006. However, it is our intention to pursue additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for Orathecin and Nipent.

We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin, and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through the end of 2006.

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

The primary data analysis from our Phase III study of Dacogen indicates that the patients who were randomized to the Dacogen arm of the study had an increased time to progression to AML or death (p=0.042 Wilcoxon test, p=0.198 Log-rank test), compared to patients randomized to supportive care only. Both analyses were specified in the protocol. Although the results from the Log-rank test were not statistically significant, we believe that these data are clinically significant and, as a result, formed the basis of our NDA submission. In addition, adverse events were reported more frequently for patients randomized to the Dacogen arm, as compared to those receiving supportive care, specifically, Leucopenia, febrile neutropenia, nausea, constipation, diarrhea, vomiting, pneumonia, arthralgia, headache and insomnia. Severe adverse events were observed more frequently in patients randomized to Dacogen. The mortality rate for patients in the study was 12% for Dacogen and 9% for supportive care. Consequently, there is no assurance that the FDA will agree with our assessment that Dacogen provides a clinically significant benefit, that the FDA will not take the position that the studies failed for statistical reasons, or that we will not be required to conduct additional large scale clinical trials. Even if this data supports the submission of an NDA, the approval process may take a significant amount of time and we may never receive approval. If Dacogen is unsuccessful for any reason, including if the results of the Phase III study are deemed insufficient from either a clinical or statistical basis by the FDA, our future revenues would be limited and our business would be harmed. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

Part of our strategy involves expanding the market opportunities for our approved drugs, including Nipent, by seeking clinical support of their use for treatment of patients with additional diseases. We are currently marketing Nipent for the treatment of patients with hairy cell leukemia, and revenues from selling Nipent provided 80-90% of our revenues for the past three years. We are conducting a series of clinical trials with Nipent, including Phase IV trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and Phase II/III studies for GvHD. If our Nipent clinical trials are not successful, we will not be able to increase our revenue from Nipent.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $340.4 million from inception through March 31, 2005, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2006 and may never achieve profitability.

Whether we achieve profitability depends primarily on the following factors:

•       our ability to obtain regulatory approval for Dacogen and the successful commercialization of Dacogen by MGI;

•       our ability to successfully commercialize Orathecin in Europe;

•       our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia;

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

We have a portfolio of cancer drugs in various stages of development, including Nipent (for indications other than hairy cell leukemia, Phase IV), Partaject busulfan (Phase I/II), inhaled Orathecin (Phase I/II), Orathecin capsules as a combination therapy (Phase II), and we have been conducting pre-clinical studies for VEGF and Cremophor-free paclitaxel. In addition, we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

Through March 31, 2005, we have spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On March 31, 2005, the value of the derivative had declined to $1.6 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

SUPERGEN, INC.
Date:	May 10, 2005	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer
(Principal Financial and Accounting Officer)