Form 10-Q
period 2005-06-30
SUPERGEN INC
filed 2005-08-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 2, 2005 was 51,254,597.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$40,830	$38,394
Marketable securities	12,482	18,235
Accounts receivable, net	2,121	4,926
Development revenue receivable from MGI PHARMA, Inc.	1,087	12,809
Inventories	2,863	3,306
Prepaid expenses and other current assets	2,004	1,403
Total current assets	61,387	79,073
Marketable securities, non-current	152	188
Investment in stock of related parties	796	798
Due from related parties, non-current	75	93
Property, plant and equipment, net	3,281	3,635
Goodwill	731	731
Other intangibles, net	484	677
Restricted cash and investments, non-current	9,335	9,432
Other assets	30	30
Total assets	$76,271	$94,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,801	$4,644
Derivative liability	1,106	1,607
Payable to AVI BioPharma, Inc.	565	565
Deferred revenue	4,953	11,572
Accrued payroll and employee benefits	1,985	2,129
Total current liabilities	10,410	20,517
Deferred rent	953	927
Total liabilities	11,363	21,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 51,205,639 and 51,127,314 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	51	51
Additional paid in capital	407,395	406,789
Accumulated other comprehensive loss	(219)	(99)
Accumulated deficit	(342,319)	(333,528)
Total stockholders’ equity	64,908	73,213
Total liabilities and stockholders’ equity	$76,271	$94,657

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Net product revenue	$3,625	$2,636	$4,640	$3,734
Development and license revenue from MGI PHARMA, Inc.	3,716	—	6,941	—
Distribution agreement and other revenue	590	—	757	—
Total revenues	7,931	2,636	12,338	3,734
Costs and operating expenses:
Cost of product revenue	700	1,196	1,000	1,747
Research and development	2,891	5,228	8,015	12,678
Selling, general, and administrative	7,139	7,595	13,397	13,143
Total costs and operating expenses	10,730	14,019	22,412	27,568
Loss from operations	(2,799)	(11,383)	(10,074)	(23,834)
Interest income	411	115	783	202
Interest expense	—	(499)	—	(1,447)
Amortization of deemed discount on convertible debt	—	(2,879)	—	(6,899)
Other than temporary decline in value of investments	—	(7,851)	—	(7,851)
Change in valuation of derivatives	500	1,185	500	(218)
Net loss	$(1,888)	$(21,312)	$(8,791)	$(40,047)
Basic and diluted net loss per common share	$(0.04)	$(0.48)	$(0.17)	$(0.96)
Weighted average shares used in basic and diluted net loss per common share calculation	51,183	44,349	51,162	41,789

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net loss	$(8,791)	$(40,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	425	561
Amortization of prepaid financing costs	—	1,072
Amortization of intangible assets	193	476
Amortization of deemed discount on convertible debt	—	6,899
Amortization of deferred revenue	(4,952)	—
Interest on convertible debt paid in common stock	—	392
Change in valuation of derivatives	(500)	218
Other than temporary decline in value of investments	—	7,851
Stock compensation for modification of employee options	268	506
Expense related to stock options and warrants granted to non-employees	66	32
Milestone, license, and research payments made in common stock	—	700
Cash option paid in termination of distribution agreement	(1,500)	—
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	14,527	(1,677)
Inventories	443	(299)
Prepaid expenses and other assets	(601)	(841)
Due from related parties	18	88
Restricted cash and investments	18	(14)
Accounts payable and other liabilities	(2,961)	271
Deferred revenue	(167)	—
Net cash used in operating activities	(3,514)	(23,812)
Investing activities:
Purchases of marketable securities	(11,285)	(22,812)
Sales or maturities of marketable securities	17,035	13,326
Purchase of intangible assets	—	(1,000)
Release of restricted cash from collateral account	—	10,680
Purchases of property and equipment	(71)	(165)
Net cash provided by investing activities	5,679	29
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	271	33,431
Net cash provided by financing activities	271	33,431
Net increase in cash and cash equivalents	2,436	9,648
Cash and cash equivalents at beginning of period	38,394	5,055
Cash and cash equivalents at end of period	$40,830	$14,703
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible notes into common stock	$—	$16,250

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain balances in the Company’s 2004 condensed consolidated financial statements have been reclassified to conform to the presentation in 2005.

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
JUNE 30, 2005
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three and six month periods ended June 30, 2005 and 2004 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,888)	$(21,312)	$(8,791)	$(40,047)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	77	268	506
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(861)	(1,457)	(4,033)	(4,441)
Pro forma net loss	$(2,749)	$(22,692)	$(12,556)	$(43,982)
Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.48)	$(0.17)	$(0.96)
Pro forma	$(0.05)	$(0.51)	$(0.25)	$(1.05)

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

The following is a summary of available-for-sale securities as of June 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$42,705	$—	$(10)	$42,695
U.S. government debt securities	5,911	—	(11)	5,900
Marketable equity securities	6,577	27	(225)	6,379
Total	$55,193	$27	$(246)	$54,974

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The available-for-sale securities are classified on the balance sheet as of June 30, 2005 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$36,118	$—	$(5)	$36,113
Marketable securities, current	12,498	—	(16)	12,482
Amounts included in investment in stock of related parties	120	—	(4)	116
Amounts included in restricted cash and investments	6,322	—	(211)	6,111
Marketable securities, non-current	135	27	(10)	152
Total	$55,193	$27	$(246)	$54,974

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	June 30, 2005	December 31, 2004
Debt securities:
Due in one year or less	$48,595	$51,939
Due after one year through three years	—	—
	48,595	51,939
Marketable equity securities	6,379	6,496
Total	$54,974	$58,435

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$80	$83
Work in process	565	1,040
Finished goods	2,218	2,183
	$2,863	$3,306

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

On June 24, 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase 2,634,211 shares of

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(Unaudited)

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL (Continued)

AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the three months ended June 30, 2005 and 2004, we recorded changes in the value of this derivative of $500,000 and $1,185,000, respectively. During the six months ended June 30, 2005 and 2004, we recorded changes in the value of this derivative of $500,000 and $3,398,000, respectively. During the six months ended June 30, 2004, the change in valuation of this derivative was offset by income of $3,616,000 related to the change in valuation of another derivative issued in connection with a March 2004 private placement.

In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying balance sheet under non-current Restricted cash and investments. We also hold an additional 50,000 shares of AVI, which are included in the accompanying balance sheet in Investment in stock of related parties. We continue to hold all of the pledged and unpledged AVI Shares and reflect temporary changes in those share values in accumulated other comprehensive gain or loss. During the three and six month periods ended June 30, 2004, we recorded a write-down of $7,851,000 related to an other than temporary decline in the value of our investments in AVI. We had no such write-downs during the three and six month periods ended June 30, 2005.

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

In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant at $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue is being amortized to license revenue over 15 months, which is the period of time in which our development obligations for Dacogen would transfer to MGI. During the three and six months ended June 30, 2005, we recorded amortization of deferred revenue of $2,476,000 and $4,952,000, respectively. We had no similar amortization during the three and six months ended June 30, 2004.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(Unaudited)

NOTE 6.   STOCK PURCHASE AND LICENSE AGREEMENTS WITH MGI PHARMA, INC. (Continued)

Under the terms of the license agreement, MGI is obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we receive marketing authorization. During the three and six months ended June 30, 2005, we recognized $1,240,000 and $1,989,000, respectively, of development revenue relating to the reimbursement under this agreement. We had no similar revenue during the three and six months ended June 30, 2004.

NOTE 7.   ACQUISITION OF NIPENT EUROPEAN MARKETING RIGHTS

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent®, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $516,000 and $129,000 at June 30, 2005 and 2004, respectively.

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

In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for the right to terminate the Nipent distribution agreement at our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000 to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the first quarter of 2005.

NOTE 9.   DAUNORUBICIN TRANSFER AGREEMENT

We received approval of an Abbreviated New Drug Application (“ANDA”) for generic daunorubicin in 2001. In April 2005, we executed a transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in the product for $590,000. We recorded this amount as other revenue during the three months ended June 30, 2005.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(Unaudited)

NOTE 10.   COMPREHENSIVE LOSS

For the three months ended June 30, 2005 and 2004, total comprehensive losses amounted to $2,441,000 and $21,557,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. We recorded an unrealized loss on investments of $553,000 for the three months ended June 30, 2005, and an unrealized loss of $245,000 for the three month period ended June 30, 2004.

For the six months ended June 30, 2005 and 2004, total comprehensive losses amounted to $8,911,000 and $40,228,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. We recorded an unrealized loss on investments of $120,000 for the six months ended June 30, 2005, and recorded an unrealized loss of $181,000 for the six months ended June 30, 2004.

NOTE 11.   BASIC NET LOSS PER SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the quarter.

As we have reported operating losses in each period, the effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

The computation of diluted net loss per share for the three and six months ended June 30, 2005 excludes the impact of options to purchase 6,609,000 shares of common stock and warrants to purchase 7,183,000 shares of common stock at June 30, 2005, as such impact would be antidilutive.

The computation of diluted net loss per share for the three and six months ended June 30, 2004 excludes the impact of options to purchase 6,435,000 shares of common stock, warrants to purchase 7,070,000 shares of common stock, and 1,571,000 shares of common stock issuable upon conversion of senior convertible notes at June 30, 2004, as such impact would be antidilutive.

NOTE 12.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. We currently expect that we will adopt SFAS 123R on January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2005
(Unaudited)

NOTE 12.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of receiving approval of our filings for Orathecin and Dacogen, including our expectation that the Food and Drug Administration will review and act on our New Drug Application for Dacogen by September 2005; our estimates about becoming profitable; the percentage of royalties we might expect to earn on Dacogen sales under our agreement with MGI; our forecasts regarding our research and development expenses; the impact of our outstanding indebtedness; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see “Factors Affecting Future Operating Results” in this section of the report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Orathecin.   During January 2004, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) for Orathecin. The filing was accepted by the FDA and indicated a target Prescription Drug User Fee Act (“PDUFA”) date of November 26, 2004. At the request of the FDA, we submitted during November 2004 additional clinical data from a trial of Orathecin as a first-line treatment for pancreatic cancer as well as new analyses of data from the study in 2nd and 3rd line patients. The FDA classified these data as a Major Amendment, which triggered an extension of the review period by 90 days resulting in a revised target PDUFA date of February 26, 2005. Based on further discussions with and feedback from both the FDA and consultants helping us dialog with the FDA, it was determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we announced the withdrawal of the NDA in January 2005. In the first quarter of 2005, we received the findings from the FDA and are reviewing these findings to determine the most appropriate course of action in the future for Orathecin in the United States.

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

Dacogen.   During March 2004, we reported results from our randomized Phase III study of Dacogen for injection as a treatment for myelodysplastic syndrome (“MDS”). In October 2004, we submitted to the EMEA an MAA seeking approval of Dacogen in the treatment of MDS. EMEA procedures generally provide that a decision on the Dacogen MAA will usually occur within 12 months of acceptance of submission, which could result in a decision by the EMEA in the second half of 2005 or early 2006. In November 2004, we submitted an NDA to the FDA for Dacogen. The filing was accepted at the end of 2004 by the FDA and indicated a target PDUFA date of September 1, 2005. There can be no guarantee that the FDA or EMEA will approve Dacogen.

During September 2004, we executed a definitive agreement granting MGI PHARMA, Inc. (“MGI”) exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay us up to $45.0 million in specific regulatory and commercialization milestones. If Dacogen is approved, we could receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. MGI has also committed to fund further development costs associated with Dacogen at a minimum of $15.0 million over a three-year period.

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

Other Products.   Our portfolio of other products includes Partaject-delivered busulfan, and inhaled Orathecin. We also market generic mitomycin and Surface Safe. We have also received regulatory approval to market our generic daunorubicin for a variety of acute leukemias and Mitozytrex (mitomycin for injection), for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Moreover, we hold U.S. sales and marketing rights to the cancer vaccine Avicine. We are continually evaluating our product portfolio to determine whether it is appropriate for us to dedicate the resources needed to commercialize these products ourselves or whether we would be better served selling or licensing the rights to develop these products to third parties. In April 2005, we executed a transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the Abbreviated New Drug Application (“ANDA”) and all rights, title, and interest in our generic daunorubicin for $590,000 in cash.

To date, our product revenues have been limited and are derived primarily from sales of Nipent, which we are marketing in the United States and distributing in Europe for the treatment of hairy cell leukemia. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, and in regulatory, sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $342.3 million through June 30, 2005, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2006.

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

Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2004 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. As of June 30, 2005, we owned sufficient shares of AVI to cover the potential obligation. These warrants are considered to be a derivative and have been recorded on the balance sheet at fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. These assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004:

	Three months ended June 30,		Change
Revenues	2005	2004	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$3,625	$2,636	$989	37.5%
Development and license revenue	3,716	—	3,716	—
Distribution agreement and other revenue	590	—	590	—

The increase in net product revenues for the three months ended June 30, 2005 was due primarily to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. Net sales of Nipent were approximately $3.4 million in the three months ended June 30, 2005, compared to $2.3 million in the comparable period of 2004. Nipent sales for the three months ended June 30, 2005 included approximately $504,000 in sales to Europe. We had no European sales for the comparable period in 2004. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of European sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the unit prices charged under the previous supply agreement.

Development and license revenue for the three months ended June 30, 2005 relates to our license agreement entered into with MGI in September 2004. Development and license revenue included $2,476,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $1,240,000 related to reimbursement of Dacogen development and allocated overhead costs.

Distribution agreement and other revenue for the three months ended June 30, 2005 relates to the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin for $590,000 in cash.

	Three months ended June 30,		Change
Costs and operating expenses	2005	2004	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$700	$1,196	$(496)	(41.5)%
Research and development	2,891	5,228	(2,337)	(44.7)
Selling, general and administrative	7,139	7,595	(456)	(6.0)

Cost of product revenue as a percentage of net product revenue was 19% in the three months ended June 30, 2005 compared to 45% in the same period in 2004. The decrease for the three months ended June 30, 2005 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin, and lower distribution costs for Nipent since we terminated our Nipent distribution agreement with Abbott in the first quarter of 2005. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

The decrease in research and development expenses was due to lower personnel costs, primarily after a reduction in headcount of approximately 16% in the first quarter of 2005, and lower clinical study expenses and clinical supply costs for Orathecin and Dacogen, as those clinical studies have wound down after the completion of our FDA and European submissions for Orathecin and Dacogen during the latter half of 2004.

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

The decrease in selling, general and administrative expenses for the three months ended June 30, 2005 relates primarily to reduced expenditures for marketing programs, legal fees, and investor relations activities.

	Three months ended June 30,		Change
Other income (expense)	2005	2004	Dollar	Percent
	(Dollars in thousands)
Interest income	$411	$115	$296	257.4%
Interest expense	—	(499)	(499)	(100.0)
Amortization of deemed discount on convertible debt	—	(2,879)	(2,879)	(100.0)
Other than temporary decline in value of investments	—	(7,851)	(7,851)	(100.0)
Change in valuation of derivative	500	1,185	(685)	(57.8)

The increase in interest income was due to higher available cash and marketable securities balances and a modest increase in interest rates for the three months ended June 30, 2005, compared to the same period in 2004.

Interest expense in the three months ended June 30, 2004 consisted of amortization of prepaid financing costs of $370,000 and interest of $129,000, relating to our outstanding convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

Non-cash amortization of deemed discount on convertible debt in the three months ended June 30, 2004 related to the convertible notes issued in 2003.  These notes were fully paid at December 31, 2004.

In the three months ended June 30, 2004, we recorded an other than temporary decline in the value of our investment in AVI of $7,851,000. The fair value of this investment had declined below its carrying value for a period in excess of six months. We had no similar decline in the comparable period in 2005.

Income from change in valuation of derivative relates to a derivative instrument connected with our June 2003 convertible debt transaction. As part of the June 2003 convertible debt transaction, we issued the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the three months ended June 30, 2005, the value of this derivative had declined by $500,000. During the three months ended June 30, 2004, this derivative had declined by $1,185,000.

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

	Six months ended June 30,		Change
Revenues	2005	2004	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$4,640	$3,734	$906	24.3%
Development and license revenue	6,941	—	6,941	—
Distribution agreement and other revenue	757	—	757	—

The increase in net product revenues for the six months ended June 30, 2005 was due primarily to higher unit sales of Nipent. Net sales of Nipent were approximately $4.2 million in the first half of 2005, compared to $3.0 million in the comparable period in 2004.  Nipent sales for the six months ended June 30, 2005 included approximately $504,000 in sales to Europe, compared to $528,000 in 2004. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of European sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the unit prices charged under the previous supply agreement.

Development and license revenue for the six months ended June 30, 2005 relates to our license agreement entered into with MGI in September 2004. Development and license revenue included $4,952,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $1,989,000 related to reimbursement of Dacogen development and allocated overhead costs.

Distribution agreement and other revenue for the six months ended June 30, 2005 includes revenue from the termination of our Nipent distribution agreement with Abbott Laboratories. Upon signing this agreement in 1999, we received $5.0 million from Abbott, which was recorded as deferred revenue and was being amortized over a five-year period. In February 2005, we paid Abbott $1,500,000 to terminate this agreement, and this amount was charged against the unamortized balance of deferred revenue of $1,667,000. The remaining $167,000 was recorded as distribution agreement revenue in the first quarter of 2005 as a result of the termination of the distribution agreement. The remaining $590,000 in revenue relates to the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin.

	Six months ended June 30,		Change
Costs and operating expenses	2005	2004	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$1,000	$1,747	$(747)	(42.8)%
Research and development	8,015	12,678	(4,663)	(36.8)
Selling, general and administrative	13,397	13,143	254	1.9

Cost of product revenue as a percentage of net product revenue was 22% in the six months ended June 30, 2005 compared to 47% in the same period in 2004. The decrease for the six months ended June 30, 2005 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin, and lower distribution costs for Nipent since we terminated our Nipent distribution agreement with Abbott in the first quarter of 2005. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

The decrease in research and development expenses was due to lower personnel costs, primarily after a reduction in headcount of approximately 16% in the first quarter of 2005, and lower clinical study expenses and clinical supply costs for Orathecin and Dacogen, as those clinical studies have wound down after the completion of our FDA and European submissions for Orathecin and Dacogen during the latter half of 2004. In addition, the expenses for the six months ended June 30, 2004 included a $500,000 non-cash charge paid in shares of our common stock to the Stehlin Foundation as a milestone payment for the acceptance of the submission of the NDA for Orathecin.

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

The increase in selling, general and administrative expenses for the six months ended June 30, 2005 relates primarily to additional expenses in connection with our European operations as they scale up sales and marketing efforts related to future commercialization of Nipent in Europe.

	Six months ended June 30,		Change
Other income (expense)	2005	2004	Dollar	Percent
	(Dollars in thousands)
Interest income	$783	$202	$581	287.6%
Interest expense	—	(1,447)	(1,447)	(100.0)
Amortization of deemed discount on convertible debt	—	(6,899)	(6,899)	(100.0)
Other than temporary decline in value of investments	—	(7,851)	(7,851)	(100.0)
Change in valuation of derivative	500	(218)	(718)	(329.4)

The increase in interest income was due to higher available cash and marketable securities balances and a modest increase in interest rates for the six months ended June 30, 2005, compared to the same period in 2004.

Interest expense in the six months ended June 30, 2004 consisted of amortization of prepaid financing costs of $1,072,000 and interest of $375,000, relating to our outstanding convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

Non-cash amortization of deemed discount on convertible debt in the six months ended June 30, 2004 relates to the convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

The change in derivative valuation of $218,000 in the six months ended June 30, 2004 represented the change in the valuation of two derivatives. As part of the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the first half of 2004, the value of this derivative had decreased by $3,398,000, which was recorded as other income. We also recorded an expense of $3,616,000 related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, “Accounting for Derivative Financial

Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In the six months ended June 30, 2005, we recorded a change in value of the derivative associated with the warrants to purchase the AVI shares of $500,000.

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $53,464,000 at June 30, 2005, compared to $56,817,000 at December 31, 2004. In addition, we held 2,684,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,634,211 AVI shares at $5.00 per share. The AVI shares had a market value of $6,227,000 at June 30, 2005, and are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

Net cash used in operating activities was $3,514,000 in the six months ended June 30, 2005, and consisted primarily of the net loss of $8,791,000, plus non-cash amortization of deferred revenue of $4,952,000 from the MGI payment received in September 2004, $1,500,000 paid to Abbott to terminate our U.S. Nipent distribution agreement, a decrease in accounts payable and other liabilities of $2,961,000, offset by a decrease in accounts receivable of $14,527,000, primarily due to the receipt of milestone and development funds from MGI. The net cash used in operating activities in the six months ended June 30, 2004 was $23,812,000, which consisted primarily of the net loss of $40,047,000 plus $1,677,000 increase in accounts receivable, less $6,899,000 non-cash amortization of deemed discount on our convertible debt, $1,072,000 amortization of prepaid financing costs, and $7,851,000 other than temporary decline in the value of investments.

Net cash provided by investing activities was $5,679,000 in the six months ended June 30, 2005, and consisted of $17,035,000 in proceeds from the sale or maturity of marketable securities, offset by $11,285,000 from the purchase of marketable securities. Net cash provided by investing activities was $29,000 in the six months ended June 30, 2004, which consisted primarily of $10,680,000 from the release of restricted cash from the collateral account related to our convertible debt, $13,326,000 in proceeds from the sale or maturity of marketable securities, offset by $22,812,000 from the purchase of marketable securities and $1,000,000 paid for the purchase of European product rights for Nipent.

Net cash provided by financing activities was $271,000 in the six months ended June 30, 2005, and consisted of proceeds from exercises of stock options. Net cash provided by financing activities was $33,431,000 in the six months ended June 30, 2004, consisting of proceeds from the issuance of common stock in a private placement transaction and proceeds from exercises of stock options.

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

We believe that our need for additional funding will increase in the future, especially if we receive regulatory approval for Orathecin, and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through the end of 2006.

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

In addition, pursuant to our license agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain commercialization milestones. If these commercialization milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

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

In early January 2005, we announced the withdrawal of our NDA for Orathecin based on feedback from the FDA that the data package we submitted in support of the drug would not be sufficient to gain regulatory approval. However, we are continuing to conduct clinical trials with Orathecin as a combination therapy while we review and determine whether or not we will continue to pursue regulatory approval for Orathecin. Clinical trials are expensive to conduct, time-consuming and have uncertain outcomes. We will incur substantial expense while conducting these studies, and if we are unable to complete the studies, or if the results of the studies do not support regulatory approval of Orathecin as a combination therapy, we will incur significant operating losses and our business will be harmed.

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

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $342.3 million from inception through June 30, 2005, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2006 and may never achieve profitability.

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

We will continue to spend substantial resources on expanding our product pipeline, strengthening our commercialization efforts for our existing products, developing new avenues of revenue for Nipent, scaling-up of European operations to market, selling and distributing our existing and future products, and conducting research and development, including clinical trials for other products and product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures through 2006. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we recently licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

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

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in compliance with regulatory requirements.

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

We may be required to suspend, repeat or terminate our clinical trials if later trial results fail to demonstrate safety and efficacy, or of the results are negative, inconclusive or if they fail to demonstrate safety or efficacy.

Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks or if the FDA finds deficiencies in the conduct of these trials. Adverse medical events during a clinical trial could cause us to terminate or repeat a clinical trial.

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

Negative or inconclusive results during a clinical trial could cause us to terminate or repeat a clinical trial. The potential failures would delay development of our product candidates, hinder our ability to conduct related pre-clinical testing and clinical trials and further delay the commencement of the regulatory approval process. Further, the failures or perceived failures in our clinical trials would delay our product development and the regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships and negatively affect our reputation and competitive position in the pharmaceutical industry. Finally, if we are required to conduct other clinical trials for the product candidates, the additional trials would require substantial funding and time, and we may be unable to obtain funding to conduct such clinical trials.

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

Nipent is currently sold in Europe, and in early 2004 we acquired the rights to distribute and market Nipent there directly. We plan to commence distribution and marketing Nipent in Europe in the second half of 2005 or early 2006. However, our revenue from sales of Nipent in Europe is currently insignificant, and there is no guarantee that our distribution and marketing efforts will result in significantly increased revenues. Our strategy is to obtain regulatory approvals to sell our products in Europe and elsewhere, and we intend to contract with third-party licensees or distributors for sales outside the United States. Delays in obtaining regulatory approval from foreign jurisdictions will impair the commercialization of our products and would delay anticipated revenues.

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

Additional Risks Associated with Our Business

If the third-party manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the delivery of, or be unable to meet demand for, our products.

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

We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for reorganization under Chapter 11 and ceased operations in late 2004. We are in the process of contracting with another manufacturer for the purification of Nipent. If the new manufacturer is not qualified by the FDA or if the new manufacturer should go out of business, we may not have adequate inventory levels to sustain our business while we identify and contract with another manufacturer for the purification of Nipent.

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

We developed, or are in the process of developing, and are planning to market several generic and proprietary formulation products based on existing compounds. Specifically, with respect to our generic products, we received approval of ANDA’s for our generic mitomycin for solid tumors for our generic paclitaxel.

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

Through June 30, 2005, we have spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On June 30, 2005, the value of the derivative had declined to $1.1 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

SUPERGEN, INC.
PART II—OTHER INFORMATION

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 12, 2005. The results of the voting were as follows:

Proposal 1:   Election of the Board of Directors of the Company.

		Votes
Nominee	Votes For	Withheld
James S.J. Manuso	42,912,412	3,485,453
Charles J. Casamento	43,416,773	2,981,092
Thomas V. Girardi	39,539,133	6,858,732
Allan R. Goldberg	43,407,641	2,990,224
Walter J. Lack	43,041,892	3,355,973
Michael D. Young	43,428,183	2,969,682

Proposal 2:   Ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2005:

Votes For:	45,094,265
Votes Against:	1,195,043
Votes Abstaining:	108,557
Broker Non-Votes:	—

Proposal 3:   Approval of amendments to the Company’s 2003 Stock Plan, including an increase in the number of shares of common stock authorized for issuance by 2,000,000 shares for a total of 5,500,000 shares reserved under the Plan:

Votes For:	14,523,692
Votes Against:	5,510,051
Votes Abstaining:	272,311
Broker Non-Votes:	26,091,811

Item 6.                        Exhibits

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

y

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	August 9, 2005	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer
(Principal Financial and Accounting Officer)