Form 10-Q
period 2005-09-30
SUPERGEN INC
filed 2005-11-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 3, 2005 was 51,581,856.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,989	$38,394
Marketable securities	1,693	18,235
Accounts receivable, net	4,290	4,926
Development revenue receivable from MGI PHARMA, Inc.	346	12,809
Inventories	2,442	3,306
Prepaid expenses and other current assets	1,514	1,403
Total current assets	59,274	79,073
Marketable securities, non-current	157	188
Investment in stock of related parties	812	798
Due from related parties, non-current	57	93
Property, plant and equipment, net	3,106	3,635
Goodwill	731	731
Other intangibles, net	387	677
Restricted cash and investments, non-current	9,649	9,432
Other assets	30	30
Total assets	$74,203	$94,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,103	$4,644
Derivative liability	1,185	1,607
Payable to AVI BioPharma, Inc.	565	565
Deferred revenue	2,476	11,572
Accrued payroll and employee benefits	2,442	2,129
Total current liabilities	8,771	20,517
Deferred rent	966	927
Total liabilities	9,737	21,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 51,415,233 and 51,127,314 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	51	51
Additional paid in capital	408,155	406,789
Accumulated other comprehensive gain (loss)	657	(99)
Accumulated deficit	(344,397)	(333,528)
Total stockholders’ equity	64,466	73,213
Total liabilities and stockholders’ equity	$74,203	$94,657

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net product revenue	$5,457	$3,909	$10,096	$7,642
Development and license revenue from MGI PHARMA, Inc.	3,168	1,019	10,110	1,019
Distribution agreement and other revenue	—	—	757	—
Total revenues	8,625	4,928	20,963	8,661
Costs and operating expenses:
Cost of product revenue	736	1,168	1,736	2,915
Research and development	3,571	6,469	11,585	19,147
Selling, general, and administrative	6,761	7,097	20,159	20,240
Total costs and operating expenses	11,068	14,734	33,480	42,302
Loss from operations	(2,443)	(9,806)	(12,517)	(33,641)
Interest income	444	116	1,227	318
Interest expense	—	(472)	—	(1,918)
Amortization of deemed discount on convertible debt	—	(2,879)	—	(9,778)
Other than temporary decline in value of investments	—	—	—	(7,851)
Change in valuation of derivatives	(79)	685	421	467
Net loss	$(2,078)	$(12,356)	$(10,869)	$(52,403)
Basic and diluted net loss per common share	$(0.04)	$(0.27)	$(0.21)	$(1.21)
Weighted average shares used in basic and diluted net loss per common share calculation	51,320	45,904	51,215	43,171

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net loss	$(10,869)	$(52,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	629	827
Amortization of prepaid financing costs	—	1,441
Amortization of intangible assets	290	638
Amortization of deemed discount on convertible debt	—	9,778
Amortization of deferred revenue	(7,429)	(244)
Interest on convertible debt paid in common stock	—	493
Change in valuation of derivatives	(421)	(467)
Other than temporary decline in value of investments	—	7,851
Stock compensation for modification of employee options	268	506
Expense related to stock options and warrants granted to non-employees	109	111
Milestone, license, and research payments made in common stock	—	700
Cash option paid in termination of distribution agreement	(1,500)	—
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	13,099	(3,706)
Inventories	864	(3)
Prepaid expenses and other assets	(111)	(429)
Due from related parties	36	96
Restricted cash and investments	547	(25)
Accounts payable and other liabilities	(2,189)	835
Deferred revenue	(167)	13,138
Net cash used in operating activities	(6,844)	(20,863)
Investing activities:
Purchases of marketable securities	(11,585)	(23,713)
Sales or maturities of marketable securities	28,136	19,059
Purchase of intangible assets	—	(1,000)
Release of restricted cash from collateral account	—	10,680
Purchases of property and equipment	(101)	(235)
Net cash provided by investing activities	16,450	4,791
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	989	57,364
Net cash provided by financing activities	989	57,364
Net increase in cash and cash equivalents	10,595	41,292
Cash and cash equivalents at beginning of period	38,394	5,055
Cash and cash equivalents at end of period	$48,989	$46,347
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible notes into common stock	$—	$(21,250)
Valuation of warrants issued to placement agent in connection with license agreement	$—	$513

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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
SEPTEMBER 30, 2005
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the three and nine month periods ended September 30, 2005 and 2004 had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,078)	$(12,356)	$(10,869)	$(52,403)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	—	268	506
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(858)	(1,372)	(4,905)	(5,826)
Pro forma net loss	$(2,936)	$(13,728)	$(15,506)	$(57,723)
Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.27)	$(0.21)	$(1.21)
Pro forma	$(0.06)	$(0.30)	$(0.30)	$(1.34)

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

The following is a summary of available-for-sale securities as of September 30, 2005 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$42,541	$—	$(6)	$42,535
U.S. government debt securities	1,697	—	(4)	1,693
Marketable equity securities	6,577	677	(10)	7,244
Total	$50,815	$677	$(20)	$51,472

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The available-for-sale securities are classified on the balance sheet as of September 30, 2005 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$42,541	$—	$(6)	$42,535
Marketable securities, current .	1,697	—	(4)	1,693
Amounts included in investment in stock of related parties	120	12	—	132
Amounts included in restricted cash and investments	6,322	633	—	6,955
Marketable securities, non-current	135	32	(10)	157
Total	$50,815	$677	$(20)	$51,472

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	September 30, 2005	December 31, 2004
Debt securities:
Due in one year or less	$44,228	$51,939
Due after one year through three years	—	—
	44,228	51,939
Marketable equity securities	7,244	6,496
Total	$51,472	$58,435

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$80	$83
Work in process .	533	1,040
Finished goods	1,829	2,183
	$2,442	$3,306

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
SEPTEMBER 30, 2005
(Unaudited)

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL (Continued)

AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the three months ended September 30, 2005 and 2004, we recorded changes in the value of this derivative of $(79,000) and $685,000, respectively. During the nine months ended September 30, 2005 and 2004, we recorded changes in the value of this derivative of $421,000 and $4,083,000, respectively. During the nine months ended September 30, 2004, the change in valuation of this derivative was offset by expense of $3,616,000 related to the change in valuation of another derivative issued in connection with a March 2004 private placement.

In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying balance sheet under non-current Restricted cash and investments.  We also hold an additional 50,000 shares of AVI, which are included in the accompanying balance sheet in Investment in stock of related parties. We continue to hold all of the pledged and unpledged AVI Shares and reflect temporary changes in those share values in accumulated other comprehensive gain or loss. During the nine month period ended September 30, 2004, we recorded a write-down of $7,851,000 related to an other than temporary decline in the value of our investments in AVI. We had no such write-downs during the three and nine month periods ended September 30, 2005.

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

In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant at $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement.   Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue is being amortized to license revenue over 15 months, which is the period of time in which our development obligations for Dacogen would transfer to MGI. During the three months ended September 30, 2005 and 2004, we recorded amortization of deferred revenue of $2,476,000 and  $244,000, respectively. During the nine months ended

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(Unaudited)

NOTE 6.   STOCK PURCHASE AND LICENSE AGREEMENTS WITH MGI PHARMA, INC. (Continued)

September 20, 2005 and 2004, we recorded amortization of deferred revenue of $7,429,000 and $244,000, respectively.

Under the terms of the license agreement, MGI is obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we receive marketing authorization. During the three months ended September 30, 2005 and 2004, we recognized $692,000 and $775,000, respectively, of development revenue relating to the reimbursement under this agreement. During the nine months ended September 30, 2005 and 2004, we recognized development revenue of $2,681,000 and $775,000, respectively.

NOTE 7.   ACQUISITION OF NIPENT EUROPEAN MARKETING RIGHTS

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent®, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $613,000 and $226,000 at September 30, 2005 and 2004, respectively.

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

NOTE 9.   DAUNORUBICIN TRANSFER AGREEMENT

We received approval of an Abbreviated New Drug Application (“ANDA”) for generic daunorubicin in 2001. In April 2005, we executed a transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in the product for $590,000. We recorded this amount as other revenue during the nine months ended September 30, 2005.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(Unaudited)

NOTE 10.   COMPREHENSIVE LOSS

For the three months ended September 30, 2005 and 2004, total comprehensive losses amounted to $1,202,000 and $13,277,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. We recorded an unrealized gain on investments of $876,000 for the three months ended September 30, 2005, and an unrealized loss of $921,000 for the three month period ended September 30, 2004.

For the nine months ended September 30, 2005 and 2004, total comprehensive losses amounted to $10,113,000 and $53,505,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. We recorded an unrealized gain on investments of $756,000 for the nine months ended September 30, 2005, and recorded an unrealized loss of $1,102,000 for the nine months ended September 30, 2004.

NOTE 11.   BASIC NET LOSS PER SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the quarter.

As we have reported operating losses in each period, the effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

The computation of diluted net loss per share for the three and nine months ended September 30, 2005 excludes the impact of options to purchase 6,336,000 shares of common stock and warrants to purchase 7,183,000 shares of common stock at September 30, 2005, as such impact would be antidilutive.

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

NOTE 12.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission rule issued in April 2005, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. We will adopt SFAS 123R on January 1, 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2005
(Unaudited)

NOTE 12.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the timing of receiving approval of our filings for Orathecin and Dacogen; our estimates about becoming profitable; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see “Factors Affecting Future Operating Results” in this section of the report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this 10-Q and other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Orathecin.   During January 2004, we submitted a New Drug Application (“NDA”) to the United States Food and Drug Administration (“FDA”) for Orathecin. The filing was accepted by the FDA and indicated a target Prescription Drug User Fee Act (“PDUFA”) date of November 26, 2004. At the request of the FDA, we submitted during November 2004 additional clinical data from a trial of Orathecin as a first-line treatment for pancreatic cancer as well as new analyses of data from the study in 2nd and 3rd line patients. The FDA classified these data as a Major Amendment, which triggered an extension of the review period by 90 days resulting in a revised target PDUFA date of February 26, 2005. Based on further discussions with and feedback from both the FDA and consultants helping us dialog with the FDA, it was determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we announced the withdrawal of the NDA in January 2005. In the first quarter of 2005, we received the findings from the FDA and are continuing to review these findings to determine the most appropriate course of action in the future for Orathecin in the United States.

During July 2004, we submitted a Marketing Authorization Application (“MAA”) seeking approval of Orathecin in the treatment of pancreatic cancer to the European Agency for the Evaluations of Medicinal Products (“EMEA”). EMEA procedures generally provide that a decision on the Orathecin MAA will usually occur within 12 to 18 months of acceptance of submission, which we now estimate could result in a decision by the EMEA in the fourth quarter of 2005. Our European filing for Orathecin remains on track and is not affected by the withdrawal of the NDA for Orathecin in the United States. There can be no guarantee that the EMEA will approve Orathecin.

Dacogen.   During March 2004, we reported results from our randomized Phase III study of Dacogen for injection as a treatment for myelodysplastic syndrome (“MDS”). During September 2004, we executed a definitive agreement granting MGI PHARMA, Inc. (“MGI”) exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in our Company and will pay us up to $45.0 million in specific regulatory and commercialization milestones. If Dacogen is approved, we could receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. MGI has also committed to fund further development costs associated with Dacogen at a minimum of $15.0 million over a three-year period.

In October 2004, we submitted to the EMEA an MAA seeking approval of Dacogen in the treatment of MDS. EMEA procedures generally provide that a decision on the Dacogen MAA will usually occur within 12 to 18 months of acceptance of submission, which could result in a decision by the EMEA in the fourth quarter of 2005 or early 2006. The review process for the MAA for Dacogen continues to be underway in Europe. Following a meeting with EMEA staff in late October 2005, we and MGI believe that the potential outcomes of the MAA review may include a final opinion from the Committee for Human Medicinal Products (“CHMP”) or the need to submit additional data to support the application.

In November 2004, we submitted an NDA to the FDA for Dacogen. The filing was accepted at the end of 2004 by the FDA and indicated a target PDUFA date of September 1, 2005. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provides that Dacogen is approvable pending the FDA’s review of a requested analysis of the transfusion requirements of patients enrolled in the completed Phase III trial, submission of certain other information, and completion of labeling discussions. We have completed the required collection and analysis of transfusion data in response to the Approvable Letter. Following discussions with the FDA, we and MGI will finalize and submit our response to the Approvable Letter. We believe this planned submission and response confirms the clinical benefit of Dacogen compared to supportive care with regard to overall response rate, duration of response, and transfusion independence in patients with MDS. However, there can be no guarantee that the FDA or EMEA will approve Dacogen.

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

Other Products.   Our portfolio of other products includes Partaject-delivered busulfan and inhaled Orathecin. We also market generic mitomycin and Surface Safe. We have also received regulatory approval to market our generic daunorubicin for a variety of acute leukemias and Mitozytrex (mitomycin for injection), for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Moreover, we hold U.S. sales and marketing rights to the cancer vaccine Avicine. We are continually evaluating our product portfolio to determine whether it is appropriate for us to dedicate the resources needed to commercialize these products ourselves or whether we would be better served selling or licensing the rights to develop these products to third parties. In April 2005, we executed a transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the Abbreviated New Drug Application (“ANDA”) and all rights, title, and interest in our generic daunorubicin for $590,000 in cash.

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

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $344.4 million through September 30, 2005, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2006.

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

Cash advance payments received in connection with distribution agreements, license agreements, or research grants are generally deferred and recognized ratably over the period of the respective agreements or until services are performed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of research payments received that has not been earned.

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. As of September 30, 2005, we owned sufficient shares of AVI to cover the potential obligation. These warrants are considered to be a derivative and have been recorded on the balance sheet at fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. These assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004:

	Three months ended September 30,		Change
Revenues	2005	2004	Dollar	Percent
	(in thousands)
Net product revenue	$5,457	$3,909	$1,548	39.6%
Development and license revenue	3,168	1,019	2,149	210.9

The increase in net product revenues for the three months ended September 30, 2005 was due primarily to higher sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. Net sales of Nipent were approximately $5.2 million in the three months ended September 30, 2005, compared to $3.5 million in the comparable period of 2004. Nipent sales for the three months ended September 30, 2004 included approximately $498,000 in sales to Europe. We had no European sales for the comparable period in 2005. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of European sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the unit prices charged under the previous supply agreement.

Development and license revenue relates to our license agreement entered into with MGI in September 2004. For the three months ended September 30, 2005, development and license revenue included $2,476,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $692,000 related to reimbursement of Dacogen development and allocated overhead costs. For the three months ended September 30, 2004, we recorded $244,000 related to the amortization of deferred revenue and $775,000 related to the reimbursement of Dacogen development costs.

	Three months ended September 30,		Change
Costs and operating expenses	2005	2004	Dollar	Percent
	(in thousands)
Cost of product revenue	$736	$1,168	$(432)	(37.0)%
Research and development	3,571	6,469	(2,898)	(44.8)
Selling, general and administrative	6,761	7,097	(336)	(4.7)

Cost of product revenue as a percentage of net product revenue was 13% in the three months ended September 30, 2005 compared to 30% in the same period in 2004. The decrease for the three months ended September 30, 2005 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin and European Nipent sales, and lower distribution costs for Nipent since we terminated our Nipent distribution agreement with Abbott in the first quarter of 2005. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

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

The decrease in selling, general and administrative expenses for the three months ended September 30, 2005 relates primarily to reduced expenditures for marketing programs, legal fees, and investor relations activities, offset by increased costs related to our Nipent commercialization scale-up efforts in our European operations.

	Three months ended September 30,		Change
Other income (expense)	2005	2004	Dollar	Percent
	(in thousands)
Interest income	$444	$116	$328	282.8%
Interest expense	—	(472)	(472)	(100.0)
Amortization of deemed discount on convertible debt	—	(2,879)	(2,879)	(100.0)
Change in valuation of derivative	(79)	685	(764)	(111.5)

The increase in interest income was due to higher available cash and marketable securities balances and a modest increase in interest rates for the three months ended September 30, 2005, compared to the same period in 2004.

Interest expense in the three months ended September 30, 2004 consisted of amortization of prepaid financing costs of $370,000 and interest of $102,000, relating to our outstanding convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

Non-cash amortization of deemed discount on convertible debt in the three months ended September 30, 2004 related to the convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

Change in valuation of derivative relates to a derivative instrument connected with our June 2003 convertible debt transaction. As part of the June 2003 convertible debt transaction, we issued the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the three months ended September 30, 2005, the value of this derivative liability had increased by $79,000. During the three months ended September 30, 2004, this derivative liability had declined by $685,000.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

	Nine months ended September 30,		Change
Revenues	2005	2004	Dollar	Percent
	(in thousands)
Net product revenue	$10,096	$7,642	$2,454	32.1%
Development and license revenue	10,110	1,019	9,091	892.2
Distribution agreement and other revenue	757	—	757	—

The increase in net product revenues for the nine months ended September 30, 2005 was due primarily to higher unit sales of Nipent. Net sales of Nipent were approximately $9.4 million in the first nine months of 2005, compared to $6.4 million in the comparable period in 2004. Nipent sales for the nine months ended September 30, 2005 included approximately $504,000 in sales to Europe, compared to $1.0 million in 2004. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of European sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the unit prices charged under the previous supply agreement.

Development and license revenue relates to our license agreement entered into with MGI in September 2004. Development and license revenue for the nine months ended September 30, 2005 included $7,429,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $2,681,000 related to reimbursement of Dacogen development and allocated overhead costs. For the nine months ended September 30, 2004, we recorded $244,000 related to the amortization of deferred revenue and $775,000 related to the reimbursement of Dacogen development costs.

Distribution agreement and other revenue for the nine months ended September 30, 2005 includes revenue from the termination of our Nipent distribution agreement with Abbott Laboratories. Upon signing this agreement in 1999, we received $5.0 million from Abbott, which was recorded as deferred revenue and was being amortized over a five-year period. In February 2005, we paid Abbott $1,500,000 to terminate this agreement, and this amount was charged against the unamortized balance of deferred revenue of $1,667,000. The remaining $167,000 was recorded as distribution agreement revenue in the first quarter of 2005 as a result of the termination of the distribution agreement. The remaining $590,000 in revenue relates to the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin.

	Nine months ended September 30,		Change
Costs and operating expenses	2005	2004	Dollar	Percent
	(in thousands)
Cost of product revenue	$1,736	$2,915	$(1,179)	(40.5)%
Research and development	11,585	19,147	(7,562)	(39.5)
Selling, general and administrative	20,159	20,240	(81)	(0.4)

Cost of product revenue as a percentage of net product revenue was 17% in the nine months ended September 30, 2005 compared to 38% in the same period in 2004. The decrease for the nine months ended September 30, 2005 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin, and lower distribution costs for Nipent since we terminated our Nipent distribution agreement with Abbott in the first quarter of 2005. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

The decrease in research and development expenses was due to lower personnel costs, primarily after a reduction in headcount of approximately 16% in the first quarter of 2005, and lower clinical study expenses and clinical supply costs for Orathecin and Dacogen, as those clinical studies have wound down after the completion of our FDA and European submissions for Orathecin and Dacogen during the latter half of 2004. In addition, the expenses for the nine months ended September 30, 2004 included a $500,000 non-cash charge paid in shares of our common stock to the Stehlin Foundation as a milestone payment for the acceptance of the submission of the NDA for Orathecin.

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

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2005 relates primarily to reduced expenditures for marketing programs, legal fees, and investor relations activities, offset by increased costs related to our Nipent commercialization scale-up efforts in our European operations.

	Nine months ended September 30,		Change
Other income (expense)	2005	2004	Dollar	Percent
	(in thousands)
Interest income	$1,227	$318	$909	285.9%
Interest expense	—	(1,918)	(1,918)	(100.0)
Amortization of deemed discount on convertible debt	—	(9,778)	(9,778)	(100.0)
Other than temporary decline in value of investments	—	(7,851)	(7,851)	(100.0)
Change in valuation of derivative	421	467	(46)	(9.9)

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the nine months ended September 30, 2005, compared to the same period in 2004.

Interest expense in the nine months ended September 30, 2004 consisted of amortization of prepaid financing costs of $1,441,000 and interest of $477,000, relating to our outstanding convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

Non-cash amortization of deemed discount on convertible debt in the nine months ended September 30, 2004 relates to the convertible notes issued in 2003. These notes were fully paid at December 31, 2004.

The change in derivative valuation of $467,000 in the nine months ended September 30, 2004 represented the change in the valuation of two derivatives. As part of the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During the first nine months of 2004, the value of this derivative had decreased by

$4,083,000, which was recorded as other income. We also recorded an expense of $3,616,000 related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In the nine months ended September 30, 2005, we recorded a change in value of the derivative associated with the warrants to purchase the AVI shares of $421,000.

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $50,839,000 at September 30, 2005, compared to $56,817,000 at December 31, 2004. In addition, we held 2,684,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,634,211 AVI shares at $5.00 per share. The AVI shares had a market value of $7,086,000 at September 30, 2005, and are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

Net cash used in operating activities was $6,844,000 in the nine months ended September 30, 2005, and consisted primarily of the net loss of $10,869,000, plus non-cash amortization of deferred revenue of $7,429,000 from the MGI payment received in September 2004, $1,500,000 paid to Abbott to terminate our U.S. Nipent distribution agreement, a decrease in accounts payable and other liabilities of $2,189,000, offset by a decrease in accounts receivable of $13,099,000, primarily due to the receipt of milestone and development funds from MGI. The net cash used in operating activities in the nine months ended September 30, 2004 was $20,863,000, which consisted primarily of the net loss of $52,403,000 plus $3,706,000 increase in accounts receivable, less $9,778,000 non-cash amortization of deemed discount on our convertible debt, $1,441,000 amortization of prepaid financing costs, $13,138,000 increase in deferred revenue, and $7,851,000 other than temporary decline in the value of investments.

Net cash provided by investing activities was $16,450,000 in the nine months ended September 30, 2005, and consisted of $28,136,000 in proceeds from the sale or maturity of marketable securities, offset by $11,585,000 from the purchase of marketable securities. Net cash provided by investing activities was $4,791,000 in the nine months ended September 30, 2004, which consisted primarily of $10,680,000 from the release of restricted cash from the collateral account related to our convertible debt, $19,059,000 in proceeds from the sale or maturity of marketable securities, offset by $23,713,000 from the purchase of marketable securities and $1,000,000 paid for the purchase of European product rights for Nipent.

Net cash provided by financing activities was $989,000 in the nine months ended September 30, 2005, and consisted of proceeds from exercises of stock options. Net cash provided by financing activities was $57,364,000 in the nine months ended September 30, 2004, consisting of $32,525,000 in net proceeds from the issuance of common stock in a private placement transaction, $23,662,000 in net proceeds from the issuance of common stock to MGI, and $1,177,000 in proceeds from exercises of stock options.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through at least the end of 2006. However, it is our intention to pursue additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for Orathecin and Nipent.

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

This section of the report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks Related to Orathecin, Dacogen and Nipent

If we do not receive regulatory approval for Dacogen, our future revenues may be limited and our business would be harmed.

Our NDA submission for Dacogen was accepted for filing by the FDA on December 31, 2004. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provides that Dacogen is approvable pending the FDA’s review of a requested analysis of the transfusion requirements of patients enrolled in the completed Phase III trial, submission of certain other information, and completion of labeling discussions. We have completed the required collection and analysis of transfusion data in response to the Approvable Letter. Following discussions with the FDA, we and MGI will finalize and submit our response to the Approvable Letter. We believe this planned submission and response confirms the clinical benefit of Dacogen compared to supportive care with regard to overall response rate, duration of response, and transfusion independence in patients with MDS. Our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an MAA for Dacogen to the EMEA, which submission was accepted for review on October 25, 2004. EMEA procedures provide that a decision on the Dacogen MAA will usually occur within 12 to 18 months of acceptance of the submission. The review process for the MAA for Dacogen continues to be underway in Europe. Following a meeting with EMEA staff in late October 2005, we and MGI believe that the potential outcomes of the MAA review may include a final opinion from the CHMP or the need to submit additional data to support the application.

The primary data analysis from our Phase III study of Dacogen indicates that the patients who were randomized to the Dacogen arm of the study had an increased time to progression to AML or death (p=0.042 Wilcoxon test, p=0.198 Log-rank test), compared to patients randomized to supportive care only. Both analyses were specified in the protocol. Although the results from the Log-rank test were not statistically significant, we believe that these data are clinically significant and, as a result, formed the basis of our NDA submission. In addition, adverse events were reported more frequently for patients randomized to the Dacogen arm, as compared to those receiving supportive care, specifically, leukopenia, febrile neutropenia, nausea, constipation, diarrhea, vomiting, pneumonia, arthralgia, headache and insomnia. Severe adverse events were observed more frequently in patients randomized to Dacogen. The mortality rate for patients in the study was 12% for Dacogen and 9% for supportive care. Consequently, there is no assurance that the FDA will agree with our assessment that Dacogen provides a clinically significant benefit, that the FDA will not take the position that the studies failed for statistical reasons, or that we will not be required to conduct additional large scale clinical trials. Even if this data supports the submission of an NDA, the approval process may take a significant amount of time and we may never receive approval. If Dacogen is unsuccessful for any reason, including if the results of the Phase III study are deemed insufficient from either a clinical or statistical basis by the FDA, our future revenues would be limited and our business would be harmed. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

On July 1, 2004, EuroGen submitted an MAA for Orathecin to the EMEA. This application is being reviewed under the EMEA Centralized Procedure, where marketing authorization is applied for in all 25 European Union member states simultaneously. EMEA procedures provide that a decision on the Orathecin MAA will usually occur within 12 to 18 months of acceptance of the submission.

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

Part of our strategy involves expanding the market opportunities for our approved drugs, including Nipent, by seeking clinical support of their use for treatment of patients with additional diseases. We are currently marketing Nipent for the treatment of patients with hairy cell leukemia, and revenues from selling Nipent provided 80 - 90% of our product revenues for the past three years. We are conducting a series of clinical trials with Nipent, including Phase IV trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and Phase II/III studies for GvHD. If our Nipent clinical trials are not successful, we will not be able to increase our revenue from Nipent.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $344.4 million from inception through September 30, 2005, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2006 and may never achieve profitability.

Whether we achieve profitability depends primarily on the following factors:

•       our ability to obtain regulatory approval for Dacogen and the successful commercialization of Dacogen by MGI;

•       our ability to obtain regulatory approval for and successfully commercialize Orathecin in Europe;

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

Nipent is currently sold in Europe, and in early 2004 we acquired the rights to market Nipent there directly. We plan to commence marketing Nipent in Europe in 2006. However, our revenue from sales of Nipent in Europe is currently insignificant, and there is no guarantee that our marketing efforts will result in significantly increased revenues. Our strategy is to obtain regulatory approvals to sell our products in Europe and elsewhere, and we intend to contract with third-party licensees or distributors for sales outside the United States. Delays in obtaining regulatory approval from foreign jurisdictions will impair the commercialization of our products and would delay anticipated revenues.

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

Physicians may prescribe drugs for uses that are not described in a product’s labeling for uses that differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we intend to disseminate peer-reviewed articles on our products to our physician customers. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to enforcement action by the FDA. For example, in June 2005 we received a Warning Letter from the FDA regarding certain promotional materials we disseminated for Nipent. The FDA asserted that these materials were false or misleading because they failed to present any risk information, contained an unsubstantiated claim regarding the mechanism of action, and overstated the safety and efficacy of the drug. In response, we recalled these materials from the field and we are currently revising our internal procedures to ensure that the Nipent marketing materials and our promotional activities meet regulatory requirements. We will also be sending a corrective communication to physicians who received the violative Nipent materials. The FDA has accepted our remedial actions, nonetheless, any further Warning Letters or enforcement actions by the FDA could harm our reputation in the market, result in significant fines or have other affects that could harm our business.

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

We rely on third-party suppliers to provide us with numerous components used in our products under development, including Orathecin. Relying on third-party suppliers makes us vulnerable to component failures and interruptions in supply, either of which could impair our ability to conduct clinical trials or to ship our products to our customers on a timely basis. Using third-party suppliers makes it difficult and sometimes impossible for us to maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our need for manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it difficult for us to effectively and efficiently manufacture our products, and could adversely impact our clinical trials, product development and sales of our products.

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

We currently have limited sales and marketing resources. Although we have approximately 36 sales, marketing and sales support personnel focusing on the sale of our products to hospitals and hospital buying groups, we must expand our sales and marketing organization to support commercialization of our new products. Building up our sales capabilities will require significant expenditures. We may not succeed in expanding and enhancing our sales and marketing capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded sales and marketing operations. We may not be able to upgrade our in-house sales expertise which may limit our ability to gain market acceptance for our products worldwide and generate revenues. If we fail to establish successful sales and marketing capabilities, we will not be able to market or sell our products effectively and our business, financial condition and results of operations will be materially and adversely affected.

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

Through September 30, 2005, we have spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. On September 30, 2005, the value of the derivative had declined to $1.2 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

SUPERGEN, INC.
Date:	November 9, 2005	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer (Principal Financial and Accounting Officer)