Form 10-K
period 2005-12-31
SUPERGEN INC
filed 2006-03-16
CIK 919722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See  definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $250,638,572. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 8, 2006 was 51,755,544.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on June 9, 2006.

SUPERGEN, INC.
2005 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In particular, these statements include statements such as: the timing of receiving FDA approval of our NDA filing for Dacogen; our estimates about becoming profitable; our forecasts regarding our research and development expenses; our expectation that EuroGen will generate revenue during 2006; the failure of the Montigen stockholders to approve the proposed acquisition transaction, satisfy other conditions to closing or obtain state securities regulatory approval, and the inability to successfully integrate Montigen and its technology and research team; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements.

The forward-looking statements reflect our position as of the date of this report, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or other filings. Also note that we provide a cautionary discussion of risks and uncertainties relevant to our business under Item 1A—Risk Factors in this report. These are currently known and material risks that we believe could cause our actual results to differ materially from expected and historical results. Other unknown and immaterial risks besides those listed in this report could also adversely affect us.

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

On December 31, 2004, our New Drug Application (“NDA”) submission for Dacogen was accepted for filing by the Food and Drug Administration (“FDA”) and indicated a target Prescription Drug User Fee Act (“PDUFA”) date of September 1, 2005. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provided that Dacogen was approvable pending the FDA’s review of a requested analysis of transfusion data from patients enrolled in the pivotal Phase III trial as well as certain non-clinical information and completion of labeling discussions. We completed the requested analyses and submitted our response to the Approvable Letter on November 15, 2005. On December 15, 2005, the FDA accepted our resubmission as a complete response, which they classified as a Class 2 response, and established a user fee goal (action letter) of May 15, 2006.

Our European subsidiary, EuroGen Pharmaceuticals Ltd. (“EuroGen”), submitted a Marketing Authorization Application (“MAA”) for Dacogen to the European Medicines Agency (“EMEA”), which was accepted for review on October 25, 2004. Following an oral hearing, together with MGI PHARMA (“MGI”) we determined that additional clinical data will be required to continue the approval process for Dacogen in Europe. Therefore, we withdrew the MAA for Dacogen in November 2005. This revision in the European regulatory strategy for Dacogen does not affect the regulatory strategy being pursued in the United States.

During September 2004, we executed a definitive agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $12.5 million of these milestones. If Dacogen is approved, we will receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. MGI has also committed to fund further development costs associated with Dacogen on their own at a minimum of $15.0 million over a three year period.

In January 2004 we submitted an NDA under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. The filing was accepted by the FDA and indicated a target response date in November 2004. At the request of the FDA, during November 2004 we submitted additional clinical data from a trial of Orathecin as a first-line treatment for pancreatic cancer as well as new analyses of data from the pivotal study in second and third line patients. The FDA classified these data as a Major Amendment, which triggered an extension of the review period by 90 days, resulting in a revised target response date in February 2005. Based on further discussions and feedback with both the FDA and consultants, we determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we withdrew the NDA in January 2005.

In July 2004, we submitted a MAA to the EMEA seeking approval of Orathecin. Based on extensive discussions with the EMEA, we withdrew the MAA in January 2006. We currently have an ongoing Phase II clinical trial of Orathecin in combination with gemcitabine in first-line patients with  advanced pancreatic cancer. Our future registration strategy for Orathecin in the US and Europe is dependent on the results of this ongoing U.S. trial. Interim results for this clinical trial are expected during the first half of 2006.

Nipent is approved in the U.S. and several European countries for the treatment of hairy cell leukemia and is marketed by us in the United States and Europe. The European distribution is currently handled by Wyeth Pharmaceuticals (“Wyeth”) under a distribution agreement. We have completed several Phase IV, or post-marketing trials, and we continue to support trials intended to explore Nipent’s potential use in indications such as chronic lymphocytic leukemia (“CLL”), non-Hodgkin’s lymphoma (“NHL”), and graft-versus-host disease (“GvHD”). We have commercialization rights for Nipent, which we market directly in the United States through our sales force and either directly or indirectly in international markets.

Strategy

We are a pharmaceutical company dedicated to the development and commercialization of therapies for solid tumors, hematological malignancies, and blood disorders. Our strategy is to commercialize products by executing alternative development and commercialization strategies that minimize the time, expense and technical risk associated with drug research through identifying and acquiring pharmaceutical compounds. Compounds can be obtained through internal development, licensure or acquisition that typically will show initial efficacy in humans or in a model relevant to a particular disease at the pre-clinical or early clinical stages of development. Our primary objective is to become a leading supplier of therapies for solid tumors, hematological malignancies, and blood disorders. Key elements of our strategy include:

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

•       develop and produce collateral material regarding the appropriate uses of marketed drugs such as Nipent; and

•       further develop and refine marketing plans with respect to all marketed drugs.

It is our intent to continue to increase our presence within the oncology marketplace through our commercialization initiatives, and we believe such efforts will also benefit our existing product, Nipent, and any new approved products.

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

Globalizing our commercial presence.   We believe that the global market opportunity for our products is meaningfully greater than the market opportunity in the United States alone. Therefore, as more of our products are approved for marketing in the United States, we intend to penetrate the worldwide market for anti-cancer products. The continued expansion of our subsidiary, EuroGen, is an on-going step in this strategy, intended to ultimately create a meaningful presence for our products in five major countries of the European Union (“EU”). EuroGen is primarily a registration, sales and marketing organization. Previously, EuroGen has filed registration documentation to sell mitomycin and paclitaxel. During 2004, EuroGen filed registration documentation for Orathecin and Dacogen and transferred the Nipent MAA from Pfizer to EuroGen. EuroGen is not expected to penetrate all European markets in the near future. The markets for anti-cancer products in the United Kingdom, Germany, France, Italy and Spain represent approximately 80 percent of the current anti-cancer market in Western Europe. We now expect EuroGen to generate revenue during 2006 from sales of Nipent. We intend to penetrate other areas outside of the United States through partners and distributors.

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

Acquiring, licensing or co-developing compounds or product technologies.   We identify and seek to acquire, license or co-develop products or compounds that are in various stages of development or already marketed. We then seek to enhance and complete product development and commercialization. Historically, our approach resulted in minimizing the financial investment required and reduced the risk of failure in developing a commercially viable product. Dacogen, Orathecin and Nipent were each acquired through this process. We believe our ability to navigate products through clinical development, the FDA and other regulatory agencies makes us a more attractive partner for companies seeking to sell or license products or compounds.

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

Myelodysplastic Syndrome

Myelodysplastic syndrome (“MDS”) is a bone marrow disorder characterized by the production of abnormally functioning, immature blood cells. According to the American Cancer Society, there are an estimated 10,000-20,000 new cases of MDS in the United States each year. In the majority of afflicted patients, MDS results in death from bleeding and infection. In other patients, MDS can transform to acute myelogenous leukemia (“AML”) a disease with a high mortality rate.

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

More adverse events were reported for patients randomized to the Dacogen arm. Leucopenia and febrile neutropenia were observed more frequently in patients given Dacogen, as were nausea, constipation, diarrhea, vomiting, pneumonia, arthralgia, headache and insomnia. Severe adverse events observed more frequently in patients randomized to Dacogen, categorized as Grade 3 or 4, were leucopenia and febrile neutropenia. The rates of Grade 3-4 sepsis were similar (8% in the Dacogen arm versus 6% in the supportive care only arm). The mortality rate for patients on study is 12% for Dacogen and 9% for supportive care. This difference in mortality rates was not statistically significant.

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

On December 31, 2004, our NDA submission for Dacogen was accepted for filing by the FDA and indicated a target PDUFA date of September 1, 2005. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provided that Dacogen was approvable pending the FDA’s review of a requested analysis of the transfusion requirements of patients enrolled in the completed Phase III trial, submission of certain other information, and completion of labeling discussions. We completed the collection and analysis of the data requested by the FDA and submitted our response to the Approvable Letter on November 15, 2005. On December 15, 2005, the FDA accepted our resubmission as a complete response to the Approvable Letter. The resubmission has been classified by the FDA as a Class 2 response, and the FDA established a user fee goal date to review the response by May 15, 2006.   There can be no guarantee that the FDA will approve Dacogen.

Our European subsidiary, EuroGen, submitted an MAA for Dacogen to the EMEA, which was accepted for review on October 25, 2004. We, along with MGI, determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we withdrew the MAA for Dacogen in November 2005. This revision in the European regulatory strategy for Dacogen does not affect regulatory strategies being pursued in the United States.

We continue to work with MGI and European regulatory authorities to determine the information required to support a resubmission of the application, and anticipate resubmitting the application at a later date. MGI anticipates that next steps in the European regulatory strategy may be finalized in collaboration with a partner.

During September 2004, we executed a definitive agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $12.5 million of these milestones. If Dacogen is approved, we could receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. MGI has also committed to fund further development costs associated with Dacogen on their own at a minimum of $15.0 million over a three year period.

Orathecin

Orathecin is an oral chemotherapy compound in the camptothecin class, licensed from the Stehlin Foundation for Cancer Research (“Stehlin”) in 1997. Orathecin is a second-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. Based on our developmental program and clinical trial results, we believe that Orathecin may have significant advantages over many existing anti-cancer drugs, including efficacy, side effect profile and oral dosing. In particular, we believe that inhibition of bone marrow function is low, due in part to Orathecin’s dosing schedule, which provides for a cycle of five days of administration followed by two days of recovery. In clinical trials, the observed side effects were mild to moderate hematological toxicities, low-grade cystitis, infrequent and mild hair loss and gastrointestinal disorders. As an oral drug that can be taken at home, we believe treatment with Orathecin would be more convenient, may reduce overall healthcare costs, and may provide patients with an improved quality of life. We believe that Orathecin is a key drug that may be used in the treatment of a broad array of solid tumors and hematological malignancies. Orathecin has been tested in 46 clinical trials in 17 tumor types and 7 hematologic malignancies in over 2,800 patients. Orathecin received orphan drug designation for pancreatic cancer in both the United States and Europe, which may provide us with seven years of marketing exclusivity in the United States and ten years of marketing exclusivity in Europe, if Orathecin is approved by regulatory authorities for this disease. Similar marketing exclusivity is available in Japan.

In January 2004 we submitted an NDA under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. The filing was accepted by the FDA and indicated a target response date in November 2004. At the request of the FDA, during November 2004 we submitted additional clinical data from a trial of Orathecin as a first-line treatment for pancreatic cancer as well as new analyses of data from the pivotal study in second and third line patients. The FDA classified these data as a Major Amendment, which triggered an extension of the review period by 90 days, resulting in a revised target response date in February 2005. Based on further discussions and feedback with both the FDA and consultants helping us dialog with the FDA, we determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we withdrew the NDA in January 2005.

We currently have an ongoing Phase II clinical trial to study Orathecin and gemcitabine as a first-line combination therapy for advanced pancreatic cancer patients who have not undergone chemotherapy. We will consider future development alternatives for Orathecin partially based on a review of the interim results of the clinical trial, which we expect to occur during the first half of 2006.

In July 2004, we submitted a MAA to the EMEA seeking approval of Orathecin. Based on extensive discussions with the EMEA, we withdrew the MAA in January 2006. Our future registration strategy in Europe is dependent on the results of the ongoing U.S. Phase II clinical trial to study Orathecin and gemcitabine as a first-line combination therapy for advanced pancreatic cancer patients who have not undergone chemotherapy.

Pancreatic Cancer

Pancreatic cancer causes more than 75,000 deaths per year globally. Based on a 1988-1992 study by the National Cancer Institute (“NCI”) pancreatic cancer accounts for only 2% of all newly diagnosed cancers in the United States each year, but results in 5% of all cancer deaths. The most commonly used therapies to treat pancreatic cancer include 5-FU and gemcitabine.

In our large Phase III pancreatic cancer trial in the third-line setting, patients who had failed prior chemotherapy were randomized to either Orathecin or best supportive care (the standard of care in this setting). In this study Orathecin-treated patients showed an improvement in time to disease progression and in survival, however, the differences were not substantial and did not achieve statistical significance.

This evidence of clinical activity has led us to conduct the current Phase II study of Orathecin in combination with gemcitabine as first-line therapy in chemo naive advanced pancreatic cancer patients. Interim results for this clinical trial are expected to occur during the first half of 2006.

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

Hairy Cell Leukemia

We are selling Nipent directly in the United States for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia. Wyeth sells Nipent outside the United States under a distribution agreement we acquired in February 2004. We are currently negotiating with Wyeth for the acquisition of their distribution rights for Nipent outside the United States. We expect to complete the negotiations within the first half of 2006. If we are successful with our negotiations, our European subsidiary will be positioned to re-launch Nipent in several major EU markets. Warner-Lambert had initially retained a worldwide, royalty-free license to sell Nipent, but sold these rights to us in February 2004.

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

Other Products and Product Candidates

In addition to our three key compounds, Dacogen, Orathecin, and Nipent, we have the following products and product candidates:

Product Category	Compound	Indication or Intended Use	Therapeutic Category	Regulatory Status
Generic Anti-Cancer Products	Mitomycin Paclitaxel	Solid tumors Solid tumors	Cancer Cancer	Marketed Approved
Non-Pharmaceutical Product	Surface Safe®	Surface Decontaminate		Marketed
Formulation Products	Mitozytrex	Solid tumors	Cancer	Approved
	Partaject busulfan	Neoplastic meningitis/ bone marrow transplant	Cancer	Phase I/II
	Partaject Orathecin	Solid tumors	Cancer	Pre-clinical
	CZ 112	Solid tumors	Cancer	Phase I
	Cremophor-free paclitaxel	Solid tumors	Cancer	Pre-clinical
Product Candidates	Avicine	Therapeutic Vaccine	Cancer	Phase II
	VEGF	Anti-angiogenesis	Cancer	Pre-clinical

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

Daunorubicin.   We received approval of an ANDA for generic daunorubicin for a variety of acute leukemias in 2001. During 2005, we sold and transferred to American Pharmaceutical Partners, Inc. for net proceeds totaling $590,000 the ANDA and all rights, title and interest in our generic daunorubicin.

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

Partaject products under development.   Busulfan is currently marketed in an oral dosage form by GlaxoSmithKline for the palliative treatment of chronic myelogenous leukemia. It is used “off-label” as a bone marrow ablating agent prior to bone marrow transplants. In 1998, we completed a Phase I clinical trial of Partaject busulfan at both Johns Hopkins Oncology Center and Duke University Medical Center. A Phase I clinical trial in pediatric bone marrow ablation has been completed in 35 patients at St. Jude’s Children’s Hospital in Memphis.

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

Acquisition of New Products and Technologies

We are continually reviewing new product development opportunities in an effort to enhance and create a broader product pipeline for future development.

On January 27, 2006, we announced that we have entered into a definitive agreement to acquire Montigen Pharmaceuticals, Inc. (“Montigen”), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB™, and late-stage pre-clinical compounds targeting aurora-A kinase and members of the tyrosine kinase receptor family. One of the Montigen compounds is expected to be the subject of a pre-IND meeting with the FDA later this year. Pursuant to the terms of the agreement, we will pay the Montigen stockholders a total of $18.0 million upon the closing of the transaction, consisting of $9.0 million in cash and $9.0 million in shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. Completion of the acquisition will be subject to approval by the Montigen stockholders, customary closing conditions, and the issuance of a permit from the Commissioner of Corporations for the State of California so that the issuance of the shares of SuperGen common stock will be exempt from registration under the Securities Act of 1933. The proposed transaction is expected to close in late March 2006. The potential acquisition of Montigen will strengthen our pre-clinical development efforts while we continue to focus on later-stage opportunities as well.

Research and Development

Because of the stage of our development and the nature of our business, we expend significant resources on research and development activities. We expended $15.1 million in 2005, $24.0 million in 2004, and $26.3 million in 2003 on research and development. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our major research and development projects have included Dacogen, Orathecin, and studies on additional uses for Nipent.

Dacogen

From 1999 through 2005, we spent approximately $12.7 million on the pre-clinical and clinical development of Dacogen. Dacogen is an investigational anti-cancer therapeutic for the treatment of patients with MDS. We submitted an NDA for Dacogen to the FDA in November 2004. We received an approvable letter from the FDA in September 2005, and submitted additional data requested by the FDA in November 2005.  A response is expected from the FDA in May 2006. In October 2004, we submitted a MAA for Dacogen to the EMEA, but the submission was withdrawn in November 2005.

In September 2004, we licensed to MGI the exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We have pursued regulatory approvals of Dacogen for the treatment of MDS in the United States and Europe, with assistance from MGI, and by contract all development of Dacogen was transitioned to MGI by the end of 2005. MGI assumed full development responsibilities following the transition to them. MGI is required to fund further development costs associated with Dacogen on their own at a minimum of $15 million over a three year period.

Orathecin

From 1998 through 2005 we have spent approximately $71.5 million on the Orathecin program. In January 2004 we submitted an NDA under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. The filing was accepted by the FDA and indicated a target response date in November 2004. At the request of the FDA, during November 2004 we submitted additional clinical data from a trial of Orathecin as a first-line treatment for pancreatic cancer as well as new analyses of data from the pivotal study in second and third line patients. The FDA classified these data as a Major Amendment, which triggered an extension of the review period by 90 days, resulting in a revised target response date in February 2005. Based on further discussions and feedback with both the FDA and consultants helping us dialog with the FDA, we determined that the current package for Orathecin was not sufficient to gain approval at this time in the United States and we announced the withdrawal of the NDA in January 2005. We currently have a Phase II clinical trial ongoing to study Orathecin and gemcitabine as a first-line combination therapy for advanced pancreatic cancer patients who have not undergone chemotherapy. We intend to make a decision on future development or the alternative disposition of Orathecin based on a review of the interim results of this trial, which we expect to occur during the first half of 2006.

In July 2004, we submitted a MAA to the EMEA seeking approval of Orathecin. The MAA was withdrawn in January 2006. Our registration strategy in Europe is dependent on the results of the U.S. Phase II results noted above.

Nipent

Through December 31, 2005, we have spent approximately $17.0 million on Phase I, II, and Phase IV programs related to different potential indications for Nipent. We believe that Nipent has a unique mechanism of action and Phase IV trials indicate that it may have activity in a variety of other hematologic cancers. We are conducting Phase IV studies for treatment of hematological malignancies and disorders, such as CLL, NHL, cutaneous and peripheral T-cell lymphomas and acute and chronic GvHD. Nipent has received orphan drug designation by the FDA for treatment of CLL and cutaneous T-cell lymphoma.

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

Since acceptance of our products from each buying group can be time consuming, there may be significant delays before we can win bids and generate sales revenue. To date, a large number of these buying groups, including Premier Purchasing Partners, Novation, Kaiser Permanente, and the Department of Veteran Affairs, have given us approved vendor status for our products. In addition, we have gained recognition as an approved vendor in each state that requires registration or licensing prior to bidding for those customers.

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

We received approval from the FDA in May 2002 to commercially manufacture Nipent at one of our designated vendor’s manufacturing sites using our proprietary manufacturing process. This company went out of business in late 2004. However, we have contracted with another manufacturer to purify Nipent, and we do not anticipate any interruptions to our supply of drug available for sale. In April 1998, the FDA approved our application for the production and commercial distribution of mitomycin for injection. See “Risk Factors—Our business may be harmed if the manufacture of our products is interrupted or discontinued.”

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

1.     MGI PHARMA, Inc—Dacogen

In August 2004, we entered into a license agreement with MGI relating to Dacogen (the “License Agreement”), which became effective on September 21, 2004. Dacogen is an investigational anti-cancer therapeutic which has been in clinical trials for the treatment of patients with MDS. Pursuant to the terms of the License Agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We continued to pursue with MGI regulatory approvals of Dacogen for the treatment of MDS in the United States and Europe and, in accordance with the License Agreement, all development of Dacogen was transitioned to MGI by the end of 2005. MGI assumed full development responsibilities following the transition to them. MGI is required to fund further development costs associated with Dacogen at a minimum of $15 million over a three year period. In addition to MDS, MGI will pursue development of Dacogen for other indications. If specified regulatory and commercialization milestones are achieved, MGI will pay us up to $45 million based upon the achievement of such milestones. Subject to certain limitations, MGI will also pay us 50% of certain revenue payable to MGI as a result of MGI sublicensing rights to market, sell, and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. We will receive a royalty starting at 20% and escalating to a maximum of 30% on annual worldwide net sales of licensed products.

Under the terms of the License Agreement, MGI is obligated to pay us milestone payments for achievement of certain regulatory and commercialization goals, as well as reimburse us for certain development and allocated overhead costs of Dacogen until we receive marketing authorization. During the years ended December 31, 2005 and 2004, we recorded development revenue of $3.4 million and $3.6 million, respectively, relating to the reimbursements under this agreement. During the year ended December 31, 2004, we recognized development revenue of $12.5 million for milestone achievement.

2.     The Stehlin Foundation for Cancer Research—Orathecin

In September 1997, we entered into a License Agreement, as subsequently amended in 1999, to license the exclusive worldwide royalty-bearing rights to Orathecin from Stehlin, a Houston, Texas based cancer research clinic. Under the agreement, we have the right to grant sublicenses, make, import, use, sell, offer for sale and otherwise distribute and exploit the licensed products worldwide. We must use commercially reasonable efforts to develop the licensed Orathecin products and obtain regulatory approval for the products.

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

We have paid Stehlin approximately $9.6 million through December 31, 2005 for research under this agreement. Our agreement with Stehlin also calls for additional payments in our common stock upon the achievement of specified milestones and royalties on any product sales. We must make milestone payments under the agreement upon (a) notification by the FDA of the acceptance for filing of the first NDA submitted for Orathecin and (b) our receipt of the FDA notice that it has approved Orathecin for marketing. Each of such payments will be made in restricted shares of our common stock at a per share purchase price equal to the average trading price of the shares over a 30-day trading period. During the year ended December 31, 2004, the FDA accepted for filing our NDA submission for Orathecin. This triggered a required milestone payment to Stehlin of $500,000. We made the milestone payment through the issuance of 63,969 shares of unregistered common stock, which was calculated based on the average trading price of our stock during the 30-day period preceding the payment date.

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

3.     Pharmachemie—Dacogen

In September 1999, we entered into a Know-How Transfer and Cooperation Agreement with Pharmachemie. Under the agreement, Pharmachemie sold and transferred to us its know-how related to a pharmaceutical product approach for the treatment of leukemia and other hematologic malignancies, called the “Decitabine Project.”  Under the agreement, we obtained all rights and title with respect to the know-how related to the Decitabine Project, including the related intellectual property rights, and the exclusive world-wide right to use the know-how for any purpose whatsoever, including the filing of applications for marketing approval of the products. Upon execution of the agreement, we delivered to Pharmachemie shares of our common stock equal to $3.4 million. Decitabine was subsequently renamed Dacogen.

4.     Warner-Lambert Company (Pfizer)—Nipent

In September 1996, we entered into a Purchase and Sale Agreement with the Warner-Lambert Company (now Pfizer Inc.), pursuant to which we obtained the exclusive rights to the anti-cancer drug Nipent from Warner-Lambert for the United States, Canada and Mexico. The assets we acquired included all of Warner-Lambert’s unpurified crude concentrate form of pentostatin, from which Nipent is made, and related inventory, NDA for the United States, Canadian new drug submission and certain intellectual property.

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

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. pursuant to which we acquired the right to market Nipent in Europe and associated regulatory approvals and related assets. We paid Pfizer $1.0 million under this agreement.

5.     Peregrine Pharmaceuticals—VTA

In February 2001, we entered into a License Agreement to license a platform drug-targeting technology known as Vascular Targeting Agent from Peregrine Pharmaceuticals. The licensed technology is related to VEGF. The VTA technology is a proprietary platform designed to specifically target a tumor’s blood supply and subsequently destroy the tumor with various attached therapeutic agents.

Under the agreement, we obtained an exclusive, worldwide, royalty-bearing license to Peregrine’s patents related to the VTA technology, which permits us to make, use, import, sell and otherwise exploit and distribute licensed products using the VTA technology. We may also grant sublicenses under the VTA technology pursuant to the agreement.

The agreement required an up-front payment of $600,000, which included the acquisition of 150,000 shares of Peregrine common stock valued at $253,000. The remaining $347,000 of the payment was recorded as research and development expense. We are also required to pay Peregrine an annual license fee of $200,000 per year in cash or our common stock until the first filing of an Investigational New Drug Application (“IND”) in the United States utilizing the licensed patents. In addition, the terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VTA technology. The milestone payments could ultimately total approximately $8.25 million, plus additional royalty payments as required under the agreement. We are required to make milestone payments to Peregrine upon (a) commencement by us of the first Phase III trial in the United States, Europe or Japan for the first therapeutic clinical candidate covered under the licensed patents; (b) commencement by us of Phase III trial in the United States, Europe or Japan for subsequent therapeutic clinical candidates covered under the licensed patents; (c) commencement by us of a Phase II/III trial, if any; (d) receipt of regulatory approval in the United States for the first therapeutic clinical candidate covered under the licensed patents; (e) receipt of regulatory approval in a European nation for the first therapeutic clinical candidate covered under the licensed patents; and (f) receipt of regulatory approval in Japan for the first therapeutic clinical candidate covered under the licensed patents.

The agreement will continue in full force and effect on a country-by-country and product-by- product basis until there are no remaining royalty payment obligations in a country, at which time the agreement will expire in its entirety in such country, unless terminated sooner as provided in the agreement. Upon expiration of the agreement in any country, we will have a non-exclusive, irrevocable, fully paid-up right and license to use and exploit the licensed patents in that country. We may terminate the agreement with respect to any country with 30 days written notice to Peregrine. In addition, if either party materially breaches the agreement, the other party will have certain rights to terminate the agreement.

6.     AMUR Pharmaceuticals, Inc.

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

7.     Cyclex, Inc.

In March 1994, we entered into a Patent License Agreement with Cyclex, Inc. pursuant to which we obtained a license under a patent identified in the agreement to make, use and sell pharmaceutical products for cytotoxic anti-cancer formulations containing HPBCD and certain other ingredients, for use in the United States. Cyclex agrees that it will not enter into a license agreement with any other parties granting the rights to make, use and sell such licensed products in the United States. The rights granted to us under the agreement are non-transferable, and we may not grant sublicenses thereof.

In consideration of the rights granted under the agreement, we must pay a 3% royalty to Cyclex on our net sales of products covered by the licensed patent. Only one royalty payment is due to Cyclex for the initial sale made by us or for the internal transfer price of each licensed product. The agreement will remain in effect until the expiration of the licensed patent under the agreement, or a final finding of invalidity or withdrawal of the licensed patent, subject to earlier termination for breach.

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

In consideration of past research and development performed by AVI, we made an additional equity investment in AVI totaling $22.0 million in exchange for 1,684,211 shares of AVI common stock, paid in a combination of $5.0 million cash and the issuance of 347,826 shares of our common stock. As part of the agreement, we have a warrant to acquire up to an additional 10% of AVI’s common stock at an aggregate exercise price equal to $60.0 million, or $35.625 per share. This warrant is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine, or the date on which the closing price of AVI’s common stock exceeds the warrant exercise price. Neither event had occurred as of December 31, 2005.

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

Unless terminated sooner as provided in the agreement, the agreement will expire upon the earlier of (a) the date upon which a generic version of Avicine is first sold in the United States by someone other than us or (b) the date which is 15 years after the date of regulatory approval of Avicine in the United States, provided that we and AVI may renew the agreement for the United States for (1) further successive one year periods, or (2) further successive periods of time during which any applicable marketing exclusivity precludes the effective approval by the FDA of any product containing Avicine. In addition, either party may terminate the agreement if the ownership or control of at least 50% of the assets or voting securities of the other party are transferred and, in the non-changing party’s reasonable judgment, the other party’s new owner or controlling entity is a competitor of the non-changing party in the field of oncology.

Supply and Distribution Agreements

We have entered into a variety of supply and distribution agreements in pursuing our business. Some of our more significant relationships are as follows:

1.     Abbott Laboratories—Nipent

In December 1999, we entered into a Nipent U.S. Distribution Agreement with Abbott Laboratories (“Abbott”). Under the agreement, we supplied Nipent inventory exclusively to Abbott on a consignment basis for distribution by Abbott within the United States. The agreement became effective on March 1, 2000, for a period of five years. We retained all United States promotional, advertising and marketing rights for Nipent. Upon receipt by Abbott of orders for products under the agreement, Abbott shipped and invoiced the products at the wholesale acquisition cost for the product established by us and reported to Abbott.

In January 2000, Abbott made a $5.0 million cash payment to us in connection with the granting of the exclusive distribution rights by us to Abbott. In March 2003, we paid Abbott $500,000 for the right to terminate the agreement at our option, for a stated fee that decreased over time to $1.5 million at March 2005.  In February 2005, we paid $1.5 million to Abbott to terminate this agreement effective March 1, 2005.

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

In December 2002, we became 95% owners of EuroGen. The remaining 5% is owned by Larry Johnson, the President and CEO of EuroGen. Beginning in 2003, the results of EuroGen have been included in our consolidated operations in Selling, general and administrative expenses. During the years ended December 31, 2005, 2004, and 2003, we have recorded expenses of $3,170,000 and $2,269,000, and $325,000, respectively, related to EuroGen.

4.     Yunnan Hande Technological Development Co. Ltd.—Paclitaxel

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

5.     Sigma-Aldrich Fine Chemicals (Tetrionics)—Nipent

In September 2004, we entered into a Drug Substance Validation and Supply Agreement with Tetrionics, Inc., now Sigma-Aldrich Fine Chemicals (“SAFC”), pursuant to which SAFC will validate certain of our current manufacturing processes for Nipent and manufacture validation batches of Nipent using pentostatin crude concentrate supplied by us or parties authorized by us. Under the agreement, we will own all deliverables and intellectual property related thereto and have access to SAFC facilities where it performs the development and manufacturing activities to ensure compliance with applicable standards and other requirements. In addition, SAFC has granted us a license under its proprietary technologies in the event it does not or is unable to supply the Nipent it is obligated to do so and has agreed to assist us in securing alternate supply in such instance. SAFC will be responsible for obtaining all necessary regulatory permits and other licenses in order to manufacture and supply Nipent to us under the agreement. Under the agreement, we agreed to pay SAFC a total of up to $595,000 based on performing of certain activities, providing certain deliverables and as reimbursement for certain capital equipment which we will own, of which to date we have paid SAFC $207,500.

Under the agreement, we and SAFC have agreed to enter into a commercial manufacture and supply agreement pursuant to which SAFC would manufacture and supply to us quantities of Nipent we order from time to time using pentostatin crude concentrate supplied by us or parties authorized by us. Subject to other conditions of the commercial manufacture and supply agreement we will agree to purchase up to 50% of our commercial requirements for Nipent. The commercial manufacture and supply agreement will include other standard and customary terms and conditions which have been agreed to by us and SAFC and set forth in the Drug Substance Validation and Supply Agreement, including price, forecasting requirements, product warranties and delivery terms. The commercial manufacture and supply agreement will initially be for a five year term and thereafter extendable by mutual agreement of SAFC and us.

Government Regulation: New Drug Development and Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our drug products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical testing, clinical trials, and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or have an impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

The process for new drug approval has many steps, including:

Drug discovery.   In the initial stages of drug discovery,  large numbers of potential compounds are screened for activity. This drug discovery process can take several years. Once a company defines a lead compound, the next steps are to conduct further preliminary studies on the mechanism of action, further in vitro (test tube) screening against particular disease targets and finally, some in vivo (animal) screening. If the compound passes these hurdles, animal toxicology studies are initiated. If the results demonstrate acceptable levels of toxicity, the compound emerges from the basic research mode and moves into the pre-clinical phase.

Pre-clinical testing.   During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests can take several years to complete, and must be conducted in compliance with Good Laboratory Practice (“GLP”) regulations.

Investigational new drug application.   When appropriate animal testing is evaluated and found to have an acceptable safety profile, the Company may decide to expand the development programs to a clinical setting. To accomplish this in the U.S. an IND, sometimes called a “clinical trial application,” is submitted to the FDA to begin human testing of the drug. Health Authorities in Europe require similar applications to initiate human testing in countries governed by EU regulations. The IND submitted in the U.S. includes the known chemistry of the compound, how the compound is manufactured, the results of animal studies and other previous experiments, the method by which it is believed to work in the human body,  a proposed clinical development plan and how, where and by whom the proposed new clinical studies will be conducted. All clinical trials must be conducted in accordance with good clinical practices (“GCPs”). This means that the Company has specific obligations to monitor the study, collect the data and report it at least annually to the FDA.

Independent of the Company, clinical study sites are reviewed by independent Institutional Review Boards (“IRB”) at the hospital or clinic where the proposed studies will be conducted. The IRB reviews and approves the proposed protocol. It also has a responsibility to assess patient safety.

The Company has an obligation to provide progress reports on clinical trials at least annually to the FDA. The FDA may, at any time during a clinical trial, impose a “clinical hold” if they have serious safety concerns about a trial. If this occurs, the clinical trial cannot continue until the FDA is satisfied that it is appropriate to proceed.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

Phase I clinical trials.   After an IND becomes effective, Phase I human clinical trials can begin. These trials generally involve 20 to 80 healthy volunteers or patients and typically take approximately one year to complete. These trials are designed to evaluate a drug’s safety profile and may include studies to assess the optimal safe dosage range. Phase I clinical studies may evaluate how a drug is absorbed, distributed, metabolized and excreted by the body, as well as the duration of its action.

Phase II clinical trials.   In Phase II clinical trials, studies are conducted in patients who have the targeted disease. The primary purpose of these trials is to evaluate the safety of the drug in the target patient population but often preliminary efficacy data is also obtained. These studies typically take a few years to complete and sometimes are conducted concurrently with Phase I clinical trials. For anti-cancer drugs, the first human studies are referred to as Phase I/II studies because they evaluate safety and preliminary efficacy directly in the target patient population. This is done because most anti-cancer drugs are very toxic and cannot be administered to healthy volunteers, as is typical in Phase I studies.

Phase III clinical trials.   The trials are typically large, involving several hundred or even thousands of patients. Phase III trials typically compare an investigational agent against a product that is already approved for use in that disease. During these trials, physicians record observations as defined in the sponsor’s protocol onto Case Report forms. The data generated in these studies are monitored regularly by company clinical monitors as well as the participating physician. There are specific requirements for the physician to report any adverse reactions that may result from the use of the drug. Company clinical monitors visit the sites regularly and transmit the data back to the company for analysis and ultimately for presentation to the FDA.

Marketing  application.   Companies have the opportunity to interact with health authorities in the US and EU during the course of a drug development program. Most companies take advantage of this access to gain further insights about the kinds of data that will be expected in their marketing application. After completion of the clinical trial phase, a company must compile all of the chemistry, manufacturing, preclinical and clinical data into a marketing application. In the United States, this is called an NDA; in the EU it is called a MAA. This is a significant amount of information, often in excess of 100,000 pages, and it will be reviewed by these health authorities.

Both the FDA and the EMEA review these submissions for overall content and completeness before accepting them for review and may request additional information. Once an application is accepted for filing, each agency independently begins its in-depth review. In both the United States and Europe, there are specified timeframes for the completion of review. This process may be extended if an agency requests additional information or clarification regarding the data provided in the submission.

In the United States, the FDA may refer the application to an appropriate advisory committee for a recommendation as to whether the application should be approved, but the FDA is not bound by this recommendation. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The latter typically contains a number of conditions that must be met in order to secure final approval. When and if those conditions are met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for specific indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter. The review and approval process in Europe has substantial similarities to that outlined for the United States.

Marketing approval.   When a health authority grants marketing approval to a drug, it can now be made available for physicians in that country or region to prescribe for their patients. Periodic safety reports must be submitted to health authorities as they monitor the use of new drugs introduced to the market. Regulatory agencies around the world place great emphasis on pharmacovigilance, a term that describes the need to monitor the safety of a drug when it is released for general use, as this is very different than when it was studied in well controlled clinical trials.

Phase IV clinical trials and post marketing studies.   In addition to studies that might have been requested by health authorities as a condition of approval, clinical trials may be conducted to generate more information about the drug, including new dosage forms, new dosage regimens, etc. These studies may generate publications that provide further information to patients and the medical community.

Fast Track.   The FDA Modernization Act of 1997 specifies that the FDA can assign a fast track designation to a new drug or biologic product that is intended for the treatment of a serious or life-threatening condition and has the potential to address unmet medical needs for such a condition. Under this program, the sponsor may request this designation at any time during the development of the product. The FDA must determine whether the product qualifies within 60 days of receipt of the sponsor’s request. For a product designated as fast track, the FDA has the ability to define a faster review, including allowing the sponsor to provide the NDA in discrete sections. This process is called a “rolling” review or NDA.

SuperGen obtained fast track designation for Orathecin for the treatment of patients with locally advanced or metastatic pancreatic cancer, and for Dacogen for the treatment of patients with MDS, and intends to seek such designation for other appropriate products. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of any of our potential products.

Approvals in European Union.   In 1993, the EU established a system for the registration of medicinal products in the EU whereby marketing authorization may be submitted at either a centralized or decentralized level. The centralized procedure is administered by the EMEA. This procedure is mandatory for the approval of biotechnology products and is available at the applicant’s option for other innovative products. The centralized procedure provides for the granting of a single marketing authorization that is valid in all EU member states. A mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the mandatory centralized procedure, under a decentralized procedure.

SuperGen has applied, through our European subsidiary EuroGen, for regulatory approval to market mitomycin and paclitaxel in the United Kingdom and in certain other countries within the EU.

Approvals outside of the United States and EU.   Steps similar to those in the United States must be undertaken in most other countries comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing and cost. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, pricing approval is required in many countries and there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on investment.

Off-Label Use.   Physicians may prescribe drugs for uses that are not described in the product’s labeling. Such “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments but it does limit a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA approved drugs for off-label uses.

Generic drug development

For certain drugs that are generic versions of previously approved products, there is an abbreviated FDA approval process. A sponsor may submit an ANDA for:

•       a drug product that is the “same” as the drug product listed in the approved drug product list (“listed drug”) published by the FDA with respect to active ingredient(s), route of administration, dosage form, strength and conditions of use recommended in the labeling;

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

Other Government Regulations

In addition to laws and regulations enforced by the FDA, we are also subject to regulation by other agencies under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. These agencies have specialized responsibilities to monitor the controlled use of hazardous materials such as chemicals, viruses and various radioactive compounds.

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

Orphan Drug Designation

The United States, EU, Japan and Australia have all enacted “orphan drug” or rare disease programs for drugs intended to treat rare diseases. Orphan drug designation must be requested before submitting an application for marketing approval. After the granting of an orphan drug designation, the chemical identity of the therapeutic agent and its potential orphan use are disclosed publicly. If and when a product with orphan drug status receives marketing approval for the orphan indication, the product is entitled to marketing exclusivity, which means the regulatory authority may not approve any other applications to market the same drug for the same indication for seven years in the United States, ten years in Europe and Japan and four years in Australia.

Orathecin has received orphan drug designation from the FDA and the EMEA for treatment of patients with refractory pancreatic cancer. Dacogen also received orphan drug designation from the FDA and EMEA for treatment of patients with MDS and sickle cell anemia.

Patents and Proprietary Technology

Patents are very important to us in establishing proprietary rights to the products we develop or license. The patent positions of pharmaceutical and biotechnology companies, including us, can be uncertain and involve complex legal, scientific, and factual questions. See “Risk Factors—Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the United States or abroad.”

We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have acquired licenses to or assignments of over 50 United States patents covering various aspects of our proprietary drugs and technologies, including 37 patents for various aspects of Orathecin and related products, six patents under our Nipent product portfolio (although none covers the use of Nipent in an intravenous injectable formulation for the treatment of hairy cell leukemia), seven patents for our paclitaxel related products, three patents for Dacogen related products used in combination with an anti-neoplastic agent for the treatment of cancer, and two patents for our Surface Safe products. We have been granted patents and have received patent licenses relating to our proprietary formulation technology, non-oncology and Partaject technologies, among which at least five patents are issued or licensed to us. In addition, we are prosecuting a number of patent applications for drug candidates that we are not actively developing at this time.

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

We also have patents or licenses to patents issued outside of the United States, including Europe, Australia, Japan, Canada, Mexico and New Zealand. In addition, we have patent applications pending in these regions and countries as well as in China, Hungary and Israel. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in these countries outside the United States, may limit the protection we have on patents issued or licensed to us outside the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the EU, Canada and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

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

Registrations and applications for registration of our trademarks and service marks are as follows:

•       Nipent (registered in Argentina, Austria, Australia, Bosnia-Herzegovina, Brazil, Benelux, Canada, Chile, Costa Rica, Czech Republic, Germany, Ecuador, El Salvador, Estonia, France, Great Britain, Georgia, Greece, Guatemala, Hong Kong, Honduras, Ireland, Italy, Jamaica, Japan, Lithuania, Latvia, Nicaragua, Norway, New Zealand, Mexico, Panama, Poland, Portugal, Paraguay, Romania, Slovak Republic, South Africa, South Korea, Serbia-Montenegro, Switzerland, Taiwan, Ukraine, the United States and Uruguay);

•       SuperGen  is registered in Australia, the EU, Hong Kong, Japan, South Korea, Taiwan and the United States for use in pharmaceutical sales, and is the subject of pending applications for those goods in Brazil, Canada and Vietnam, as well as for manufacturing services in the United States;

•       Orathecin is registered in Australia and the EU; pending applications in Canada, Japan and the United States;

•       Dacogen is registered in Australia, the EU, and Japan; pending applications in Canada, Iceland, Mexico, Norway, Switzerland, Turkey, and the United States;

•       Mitozytrex is registered in Japan and the EU; pending applications in Canada and the United States;

•       Partaject is registered in the EU; pending applications in Canada and the United States;

•       Surface Safe is registered in the EU and United States;  pending applications in Canada;

•       EuroGen is registered in Australia, the EU, Hong Kong, and Japan; pending applications in Canada,  and the United States;

•       “Green bubbles” logo is registered in Canada, the EU, and the United States.

Competition

The pharmaceutical industry in general and oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the development and sale of pharmaceutical products for some of the applications that we are pursuing. Our competitors and probable competitors include Aventis AG, Berlex Laboratories, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., Glaxo Smithkline, Novartis AG, Pfizer, Pharmion Corp., and others.

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, while we received orphan drug status for Orathecin and there is currently no competitor in the oral delivery market for the treatment of pancreatic cancer, there are approved drugs for the treatment of pancreatic cancer, including gemcitabine by Eli Lilly. In addition, Berlex Laboratories’ fludarabine competes with Nipent in the leukemia market and Dacogen faces competition from Pharmion’s Vidaza.

In addition, many of these competitors, either alone or together with their customers, have significantly greater experience than we do in developing products, undertaking pre-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales of our product candidates, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience. See “Risk Factors—If we fail to compete effectively against other pharmaceutical companies, our business will suffer.”

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

Employees

As of December 31, 2005, we had 83 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we consider our relations with employees to be good.

Geographic Area Financial Information

We operate in one business segment—human therapeutics. In 2005, 94% of our sales were made in the United States and 6% were made in the EU. In 2004, 89% of our sales were made in the United States and 11% were made in the EU. In 2003, 97% of our sales were made in the United States and 3% in the EU.

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

ITEM 1A. RISK FACTORS

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

Our NDA submission for Dacogen was accepted for filing by the FDA on December 31, 2004. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provides that Dacogen is approvable pending the FDA’s review of a requested analysis of the transfusion requirements of patients enrolled in the completed Phase III trial, submission of certain other information, and completion of labeling discussions. We completed the collection and analysis of the data requested by the FDA and submitted our response to the Approvable Letter on November 15, 2005. On December 15, 2005, the FDA accepted our resubmission as a complete response to the Approvable Letter. The resubmission has been classified by the FDA as a Class 2 response, and the FDA established a user fee goal date to review the response by May 15, 2006.   We believe this response confirms the clinical benefit of Dacogen compared to supportive care with regard to overall response rate, duration of response, and transfusion independence in patients with MDS.

Our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an MAA for Dacogen to the EMEA, which submission was accepted for review on October 25, 2004. MGI and SuperGen determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we have withdrawn the MAA for Dacogen. This revision in the European regulatory strategy for Dacogen does not affect regulatory strategies being pursued in the U.S.

MGI and SuperGen will continue to work with European regulatory authorities to determine the information required to support a resubmission of the application, and anticipate resubmitting the application at a later date. MGI anticipates that next steps in the European regulatory strategy may be finalized in collaboration with a partner.

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

Even if we receive regulatory approval of Dacogen for the treatment of patients with myelodysplastic syndromes, Dacogen may not be commercially successful.

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

In January 2005, we announced the withdrawal of our NDA for Orathecin based on feedback from the FDA that the data package we submitted in support of the drug would not be sufficient to gain regulatory approval. However, we are continuing to conduct clinical trials with Orathecin as a combination therapy while we review and determine whether or not we will continue to pursue regulatory approval for Orathecin. Clinical trials are expensive to conduct, time-consuming and have uncertain outcomes. We will incur substantial expense while conducting these studies, and if we are unable to complete the studies, or if the results of the studies do not support regulatory approval of Orathecin as a combination therapy, we will incur significant operating losses and our business will be harmed.

Even if we receive regulatory approval of Orathecin as a combination therapy, Orathecin may not be commercially successful.

If Orathecin receives regulatory approval in the United States as a combination therapy, patients and physicians may not readily accept it, which would result in lower than projected sales and substantial harm to our business. Acceptance will be a function of Orathecin being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to currently existing or future treatments. In addition, even if Orathecin does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than Orathecin or render Orathecin obsolete.

If we are unable to expand our clinical support for use of Nipent to treat additional diseases our revenues will not expand as planned.

Part of our strategy involves expanding the market opportunities for our approved drugs, including Nipent, by seeking clinical support of their use for treatment of patients with additional diseases. We are currently marketing Nipent for the treatment of patients with hairy cell leukemia, and revenues from selling Nipent has provided the majority of our annual product revenues over the past three years. We are conducting a series of clinical trials with Nipent, including Phase IV trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and Phase II/III studies for GvHD. If our Nipent clinical trials are not successful, we will not be able to increase our revenue from Nipent.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $348.0 million from inception through December 31, 2005, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2007 and may never achieve profitability.

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

We will require additional funding to expand our product pipeline, strengthen our commercialization efforts and expand our European operations, and if we are unable to raise the necessary capital or to do so on acceptable terms, our planned expansion and continued chances of  survival could be harmed.

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

We are exposed to equity price risk on our equity investment in AVI. Currently we own 2,684,211 shares of AVI. During the year ended December 31, 2004, we recorded a write-down of $7.9 million related to an other than temporary decline in the value of our equity investment in AVI, resulting in a reduction of our cost basis in the AVI shares. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of June 30, 2004, the AVI shares had been trading below our original cost basis for more than six months. Since there was no compelling evidence to the contrary, we recorded the impairment charge of $7.9 million in our results of operations. The amount of the charge was based on the difference between the market price of the shares as of June 30, 2004 and our adjusted cost basis. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

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

We have a portfolio of cancer drugs in various stages of development, including Nipent (for indications other than hairy cell leukemia, Phase IV), Partaject busulfan (Phase I/II), Orathecin capsules as a combination therapy (Phase II), and we have been conducting pre-clinical studies for VEGF and Cremophor-free paclitaxel. In addition, we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

We may be required to suspend, repeat or terminate our clinical trials if later trial results fail to demonstrate safety and efficacy, or if the results are negative, inconclusive or if they fail to demonstrate safety or efficacy.

Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks or if we or the FDA find deficiencies in the conduct of these trials. Adverse medical events during a clinical trial could cause us to terminate or repeat a clinical trial.

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

Sales of our products in foreign jurisdictions will be subject to separate regulatory requirements and marketing approvals. Approval in the United States, or in any one foreign jurisdiction, does not ensure approval in any other jurisdiction. The process of obtaining foreign approvals may result in significant delays, difficulties and expenses for us, and may require additional clinical trials. We have applied through our subsidiary EuroGen for regulatory approval to market mitomycin and paclitaxel in the United Kingdom and in other countries within the European Union. Although many of the regulations applicable to our products in these foreign countries are similar to those promulgated by the FDA, many of these requirements also vary widely from country to country, which could delay the introduction of our products in those countries. Failure to comply with these regulatory requirements or to obtain required approvals would impair our ability to commercialize our products in foreign markets.

Nipent is currently sold in Europe, and in early 2004 we acquired the rights to market Nipent there directly. We plan to directly commercialize and market Nipent in Europe during 2006. However, our revenue from sales of Nipent in Europe is currently less than 10% of our total sales, and there is no guarantee that our marketing efforts will result in significantly increased revenues. Our strategy is to obtain regulatory approvals to sell our products in Europe and elsewhere, and we intend to contract with third-party licensees or distributors for sales outside the United States. Delays in obtaining regulatory approval from foreign jurisdictions will impair the commercialization of our products and would delay anticipated revenues.

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

Physicians may prescribe drugs for uses that are not described in a product’s labeling that differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we intend to disseminate peer-reviewed articles on our products to our physician customers. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to enforcement action by the FDA. For example, in June 2005 we received a Warning Letter from the FDA regarding certain promotional materials we disseminated for Nipent. The FDA asserted that these materials were false or misleading because they failed to present any risk information, contained an unsubstantiated claim regarding the mechanism of action, and overstated the safety and efficacy of the drug. In response, we recalled these materials from the field and commenced modifying our internal procedures to ensure that future Nipent marketing materials and promotional activities meet regulatory requirements. We will also be sending a corrective communication to physicians who received the violative Nipent materials. The FDA has accepted our remedial actions, nonetheless, any further Warning Letters or enforcement actions by the FDA could harm our reputation in the market, result in significant fines or have other affects that could harm our business.

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

Additional Risks Associated with Our Business

We recently announced our intent to acquire Montigen Pharmaceuticals, Inc. This transaction could disrupt our business and harm our financial condition if we are not able to successfully close the acquisition or successfully integrate Montigen’s business and technology into ours, and if we do close the acquisition, the expected benefits of the combination may not materialize.

We recently entered into an agreement to acquire Montigen Pharmaceuticals, Inc. for cash and shares of our common stock valued at approximately $40.0 million, including $22.0 million contingent upon the achievement of specific regulatory milestones. We have, and will continue to, expend significant efforts on closing this transaction. Such efforts are costly from both a personnel and financial perspective, distract key personnel from their ordinary responsibilities, and may or may not ultimately result in the consummation of the acquisition. The closing of the transaction is subject to numerous variables, some of which are beyond our control. There can be no assurance that we will be able to close the Montigen acquisition, and failure to do so may negatively affect our financial results, employee and investor confidence, and ultimately our stock price.

The Montigen acquisition involves numerous risks, including problems combining the purchased operations or technologies, unanticipated costs and diversion of management’s attention from our core business. In addition, we may have to restructure aspects of our business in order to achieve anticipated synergies.  There can be no assurance that we will be able to successfully integrate Montigen and its technology and personnel into our business. The failure to effectively manage the acquisition and integration of Montigen could disrupt our business and harm our financial results. Further, if consummated, the transaction will dilute our existing stockholders’ percentage ownership and decrease our cash position.

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

We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for reorganization under Chapter 11 and ceased operations in late 2004. We have contracted with another manufacturer for the purification of Nipent. If the new manufacturer is not qualified by the FDA or if the new manufacturer should go out of business, we may not have adequate inventory levels to sustain our business while we identify and contract with another manufacturer for the purification of Nipent.

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

We currently have limited sales and marketing resources. Although we have 34 sales, marketing and sales support personnel focusing on the sale of our products to hospitals and hospital buying groups, we must expand our sales and marketing organization to support commercialization of our new products. Building up our sales capabilities will require significant expenditures. We may not succeed in expanding and enhancing our sales and marketing capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded sales and marketing operations. We may not be able to upgrade our in-house sales expertise which may limit our ability to gain market acceptance for our products worldwide and generate revenues. If we fail to establish successful sales and marketing capabilities, we will not be able to market or sell our products effectively and our business, financial condition and results of operations will be materially and adversely affected.

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

In addition, our collaborators may undergo business combinations, which could have the effect of making the collaboration with us less attractive to them for a number of reasons. For example, if an existing collaborator purchases a company that is one of our competitors, that company may be less willing to continue its collaboration with us. A company that has a strategy of purchasing companies with attractive technologies might have less incentive to enter into a collaboration agreement with us. Moreover, disputes may arise with respect to the ownership of rights to any technology or products developed with any current or future collaborator. Lengthy negotiations with potential collaborators or disagreements between us and our collaborators may lead to delays in or termination of the research, development or commercialization of product candidates or result in time consuming and expensive litigation or arbitration.

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

We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have acquired licenses to or assignments of over 50 U.S. patents covering various aspects of our proprietary drugs and technologies, including 37 patents for various aspects of Orathecin and related products, six patents under our Nipent product portfolio, although none covers the use of Nipent for the treatment of patients with hairy cell leukemia, seven patents for our paclitaxel related products, three patents for Dacogen used in combination with an anti-neoplastic agent for the treatment of cancer, and two patents for our Surface Safe product. These issued United States patents will begin to expire in October 2012. We have been granted patents and have received patent licenses relating to our proprietary formulation technology, non-oncology and Partaject technologies, among which at least five patents are issued or licensed to us. In addition, we are prosecuting a number of patent applications for drug candidates that we are not actively developing at this time.

We also have patents, licenses to patents and pending patent applications in Europe, Australia, Japan, Canada, Mexico and New Zealand, among other countries. In addition, we have patent applications pending in China, Hungary and Israel. Limitations on patent protection, and the differences in what constitutes patentable subject matter, may limit the protection we have on patents issued or licensed to us in these countries. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the European Union, Canada and Japan. In determining whether or not to seek patent protection or to license any patent in a foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

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

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval for products, or are developing or testing product candidates that compete directly with, our product candidates. For example, while we received orphan drug status for Orathecin and there is currently no competitor in the oral delivery market for the treatment of pancreatic cancer, there are approved drugs for the treatment of pancreatic cancer, including gemcitabine by Eli Lilly. In addition, Berlex Laboratories’ fludarabine competes with Nipent in the leukemia market, and Dacogen faces potential competition from Pharmion’s Vidaza, which was approved by the FDA in the first half of 2004.

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

Although no funds were spent in 2005, we have previously spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

Further, our success is dependent on key personnel, including members of our senior management and scientific staff. If any of our executive officers decides to leave and we cannot locate a qualified replacement in time to allow a smooth transition, our business operation may be adversely affected. To successfully expand our operations, we will need to attract and retain additional highly skilled individuals, particularly in the areas of sales, marketing, clinical administration, preclinical and development research, manufacturing and finance. We compete with other companies for the services of existing and potential employees, however to the extent these employees favor larger, more established employers, we may be at a disadvantage.

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

We are also subject to Section 203 of the Delaware General Corporation Law, an anti-takeover provision. In general, Section 203 of the Delaware General Corporation Law prevents a stockholder owning 15% or more of a corporation’s outstanding voting stock from engaging in business combinations with a Delaware corporation for three years following the date the stockholder acquired 15% or more of a corporation’s outstanding voting stock. This restriction is subject to exceptions, including the approval of the board of directors and of the holders of at least two-thirds of the outstanding shares of voting stock not owned by the interested stockholder.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES.

Our principal administrative facility is currently located in leased general office space, containing approximately 50,000 square feet, in Dublin, California, under a lease that expires in November 2010. Our laboratory operations are located in a 10,000 square foot industrial building that we own in Pleasanton, California. We also possess a five year lease to a 20,000 square foot office/warehouse space, adjacent to our laboratory facility, that is currently being subleased through the end of our lease term. We believe the above properties are adequate and suitable for our operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock trades on the Nasdaq National Market under the symbol “SUPG.”  The following table sets forth the high and low sales information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq National Market:

	High	Low
2005
Quarter ended March 31, 2005	$6.31	$4.29
Quarter ended June 30, 2005	5.20	4.00
Quarter ended September 30, 2005.	7.24	4.80
Quarter ended December 31, 2005	6.48	4.93
2004
Quarter ended March 31, 2004	$14.14	$6.10
Quarter ended June 30, 2004	9.43	6.08
Quarter ended September 30, 2004.	8.05	4.50
Quarter ended December 31, 2004	7.99	5.00

Holders of Record

As of March 8, 2006, there were 573 holders of record of the common stock and approximately 23,000 beneficial stockholders.

Dividends

We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer

None.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 15 of Part IV of this report.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$30,169	$31,993	$11,494	$15,269	$11,451
Cost of product revenue	3,051	4,135	3,865	4,491	2,727
Research and development	15,059	23,978	26,312	29,895	47,833
Selling, general and administrative	28,046	28,800	24,436	23,525	22,079
Acquisition of in-process research and development	—	—	—	—	—
Loss from operations	(15,987)	(24,920)	(43,119)	(42,642)	(61,188)
Other income (expense).	1,505	(21,940)	(10,351)	(6,829)	5,622
Net loss	$(14,482)	$(46,860)	$(53,470)	$(49,471)	$(55,566)
Basic and diluted net loss per common share	$(0.28)	$(1.04)	$(1.56)	$(1.52)	$(1.69)
Shares used to compute basic and diluted net loss per common share	51,309	44,953	34,276	32,542	32,925

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments, and restricted cash and investments.	$60,289	$67,047	$39,926	$39,982	$77,359
Other current assets	8,972	22,444	9,035	9,744	5,807
Property, plant and equipment, net	2,907	3,635	4,420	5,443	6,345
Other assets	1,103	1,531	1,355	2,164	33,206
Total assets.	$73,271	$94,657	$54,736	$57,333	$122,717
Convertible debt, net of discounts.	$—	$—	$13,593	$—	$—
Other current liabilities	8,042	20,517	11,821	7,548	12,752
Non-current liabilities	972	927	2,475	1,783	2,167
Stockholders’ equity	64,257	73,213	26,847	48,002	107,798
Total liabilities and stockholders’ equity	$73,271	$94,657	$54,736	$57,333	$122,717
Cash dividends per share	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: the likelihood  of receiving FDA approval of our NDA for Dacogen; our expectations regarding milestone revenues under our agreement with MGI; our estimates about becoming profitable; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials, developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and ability to launch and commercialize our products including our ability to achieve the milestones that may entitle us to receive royalty payments from MGI. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could impact our actual results, please see “Risk Factors” in this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a pharmaceutical company dedicated to the development and commercialization of therapies for solid tumors, hematological malignancies, and blood disorders. Our strategy is to commercialize products by minimizing the time, expense and technical risk associated with drug research through identifying and acquiring pharmaceutical compounds. Our primary objective is to become a leading supplier of therapies for solid tumors, hematological malignancies, and blood disorders.

Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Currently we have three key compounds, Dacogen, Orathecin, and Nipent, that are the focus of our efforts.

Dacogen.   Our NDA submission for Dacogen was accepted for filing by the FDA on December 31, 2004. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provides that Dacogen is approvable pending the FDA’s review of a requested analysis of the transfusion requirements of patients enrolled in the completed Phase III trial, submission of certain other information, and completion of labeling discussions. We completed the collection and analysis of the data requested by the FDA and submitted our response to the Approvable Letter on November 15, 2005. On December 15, 2005, the FDA accepted our resubmission as a complete response to the Approvable Letter. The resubmission has been classified by the FDA as a Class 2 response, and the FDA established a user fee goal date to review the response by May 15, 2006.   There can be no guarantee that the FDA will approve Dacogen.

Our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an MAA for Dacogen to the EMEA, which submission was accepted for review on October 25, 2004. MGI and SuperGen determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we withdrew the MAA for Dacogen in November 2005. This revision in the European regulatory strategy for Dacogen does not affect regulatory strategies being pursued in the U.S.

During September 2004, we executed a definitive agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $12.5 million of these milestones. If Dacogen is approved, we could receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. MGI has also committed to fund further development costs associated with Dacogen at a minimum of $15.0 million over a three year period.

Orathecin.   In January 2004 we submitted an NDA under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. The filing was accepted by the FDA and indicated a target response date in November 2004. At the request of the FDA, during November 2004 we submitted additional clinical data from a trial of Orathecin as a first-line treatment for pancreatic cancer as well as new analyses of data from the pivotal study in second and third line patients. The FDA classified these data as a Major Amendment, which triggered an extension of the review period by 90 days, resulting in a revised target response date in February 2005. Based on further discussions and feedback with both the FDA and consultants helping us dialog with the FDA, we determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we withdrew the NDA in January 2005. We currently have a Phase II clinical trial ongoing to study Orathecin and gemcitabine as a first-line combination therapy for advanced pancreatic cancer patients who have not undergone chemotherapy. We intend to make a decision on future development or the alternative disposition of Orathecin based on a review of the interim results of this trial, which we expect to occur during the first half of 2006.

In July 2004, we submitted a MAA to the EMEA seeking approval of Orathecin. Based on extensive discussions with the EMEA, we withdrew the MAA in January 2006. Our future registration strategy in Europe is dependent on the results of the U.S. Phase II results noted above.

Nipent.   Nipent is approved by the FDA and EMEA for the treatment of hairy cell leukemia and is marketed by us in the United States and distributed in Europe. Nipent has also shown promise in other diseases and we are conducting a series of post-marketing Phase IV clinical trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and GvHD.

Other Products.   Our portfolio of other products includes Partaject-delivered busulfan. We also market Surface Safe. We have also received regulatory approval to market Mitozytrex (mitomycin for injection) for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Moreover, we hold United States sales and marketing rights to the cancer vaccine Avicine. We are continually evaluating our product portfolio to determine whether it is appropriate for us to dedicate the resources needed to commercialize these products ourselves or whether we would be better served selling or licensing the rights to develop these products to third parties.

Montigen Acquisition.   On January 27, 2006, we announced that we have entered into a definitive agreement to acquire Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB, and late-stage pre-clinical compounds targeting aurora-A kinase and members of the tyrosine kinase receptor family. One of the Montigen compounds is expected to be the subject of a pre-IND meeting with the FDA later this year. Pursuant to the terms of the agreement, we will pay the Montigen stockholders a total of $18.0 million upon the closing of the transaction, consisting of $9.0 million in cash and $9.0 million in shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. Completion of the acquisition will be subject to approval by the Montigen stockholders, customary closing conditions, and the issuance of a permit from the Commissioner of Corporations for the State of California so that the issuance of the shares of SuperGen common stock will be exempt from registration under the Securities Act of 1933. The proposed transaction is expected to close in late March 2006.

To date, our product revenues have been limited and are derived primarily from sales of Nipent, which we are marketing in the United States and distributing in Europe for the treatment of hairy cell leukemia. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, regulatory and in sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $348.0 million through December 31, 2005, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2007.

Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI’s success in commercializing Dacogen, if approved, increases in sales and marketing expenses related to the launch of new products and our ability to control our ongoing costs and operating expenses. If the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

Revenue Recognition

Our net sales relate principally to Nipent and, to a lesser extent, mitomycin. We recognize sales revenue upon shipment and related transfer of title to customers, and collectibility is reasonably assured. Allowances are established for estimated product returns and exchanges. Revenue is recognized upon customer receipt of the shipment, provided the title to the product transfers at the point of receipt by the customer. If the title to the product transfers at the point of shipment, revenue is recognized upon shipment of the product.

Allowances for product returns and exchanges are based on historical information and known trends from external sources. The costs of product exchanges, which include actual product costs and related shipping charges, are included in cost of product revenue. In estimating returns, we analyze historical returns and sales patterns, the remaining shelf life of inventory, and changes in demand. We continually assess our historical experience and adjust our allowances as appropriate. If actual product returns and exchanges are greater than our estimates, additional allowances may be required. We record estimated sales reserves for rebates and government chargebacks by analyzing historical rebate and chargeback percentages, contractual prices and other factors, as required. Significant judgment is inherent in the selection of assumptions and in the interpretation of historical experience as well as the identification of external and internal factors affecting the estimate of reserves for product returns and chargebacks. We routinely assess the historical returns and other experience and adjust the reserves as appropriate.

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. As of December 31, 2005, we owned sufficient shares of AVI to cover the potential obligation. These warrants are considered to be a derivative and have been recorded on the balance sheet at fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. Such assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Year ended December 31, 2005 compared with year ended December 31, 2004:

			Change
Revenues	2005	2004	Dollar	Percent
	(dollars in thousands)

Net product revenue	$16,059	$13,127	$2,932	22.3%
Development and license revenue	13,353	18,866	(5,513)	(29.2)
Distribution agreement and other revenue	757	—	757	—

The increase in net product revenue for 2005 was due primarily to higher unit sales of Nipent. Net sales of Nipent were approximately $15.0 million in 2005, compared to $11.4 million in 2004.  Nipent sales in 2005 included approximately $1.0 million in sales to Europe, compared to $1.5 million in 2004. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of European sales difficult to predict and dependent on the efforts of our European distributor. During the first quarter of 2004, we acquired the marketing rights for Nipent in Europe, which allows us to charge a higher unit price for Nipent in Europe compared to the unit prices charged under the previous supply agreement.

Development and license revenue relates to our license agreement entered into with MGI in September 2004. Development and license revenue for 2005 included $9,905,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $3,448,000 related to reimbursement of Dacogen development and allocated overhead costs. In 2004, we recorded $2,720,000 related to the amortization of deferred revenue, $3,646,000 related to the reimbursement of Dacogen development costs, and $12,500,000 related to achievement of certain regulatory milestones.

Distribution agreement and other revenue for 2005 includes revenue from the termination of our Nipent distribution agreement with Abbott Laboratories. Upon signing this agreement in 1999, we received $5.0 million from Abbott, which was recorded as deferred revenue and was being amortized over a five-year period. In February 2005, we paid Abbott $1,500,000 to terminate this agreement, and this amount was charged against the unamortized balance of deferred revenue of $1,667,000. The remaining $167,000 was recorded as distribution agreement revenue in the first quarter of 2005 as a result of the termination of the distribution agreement. The remaining $590,000 in revenue relates to the proceeds received from the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin. There were no similar transactions in 2004.

			Change
Costs and operating expenses	2005	2004	Dollar	Percent
	(dollars in thousands)

Cost of product revenue	$3,051	$4,135	$(1,084)	(26.2)%
Research and development	15,059	23,978	(8,919)	(37.2)
Selling, general and administrative	28,046	28,800	(754)	(2.6)

Cost of product revenue as a percentage of net product revenue was 19% in 2005 compared to 32% in 2004. The decrease in 2005 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin, and lower distribution costs for Nipent since we terminated our Nipent distribution agreement with Abbott in the first quarter of 2005. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

The decrease in research and development expenses was due primarily to lower expenditures relating to our clinical studies of Orathecin, which declined by $3.2 million in 2005 over 2004, and Dacogen, which declined by $1.9 million in 2005 over 2004. These are the result of lower clinical study expenses and clinical supply costs for Orathecin and Dacogen, as those clinical studies have wound down after the completion of our FDA and European submissions for both drugs during the latter half of 2004. In addition, we had lower personnel costs in 2005 of $2.4 million as a result of a reduction in headcount of approximately 16% in the first quarter of 2005. Furthermore, the expenses for 2004 included a $500,000 non-cash charge paid in shares of our common stock to the Stehlin Foundation as a milestone payment for the acceptance of the submission of the NDA for Orathecin.

We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Our major research and development projects have included Orathecin, Dacogen, and studies of other indications of Nipent. We have focused much of our attention and resources on developing Orathecin, and from 1998 through 2005, we have spent approximately $71.5 million on the Orathecin program. From 2000 through 2005, we have spent approximately $12.7 million on the development of and clinical studies related to Dacogen, and from 1998 through 2005, we have spent approximately $17.0 million on Phase I, II, and Phase IV programs related to different indications of Nipent. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

The decrease in selling, general and administrative expenses for 2005 relates primarily to reduced expenditures for marketing programs, legal fees, and investor relations activities, offset by increased costs related to our Nipent commercialization scale-up efforts in our European operations.

			Change
Other income (expense)	2005	2004	Dollar	Percent
	(dollars in thousands)

Interest income	$1,727	$624	1,103	176.8%
Interest expense	—	(2,338)	(2,338)	(100.0)
Amortization of deemed discount on convertible debt	—	(12,657)	(12,657)	(100.0)
Other than temporary decline in investments	(11)	(7,851)	(7,840)	(99.9)
Change in valuation of derivatives	(211)	282	(493)	(174.8)

The increase in interest income is due to higher available cash balances due to a private placement of our common stock in March 2004 with net proceeds of $32.5 million and the stock purchase and license agreements with MGI in September 2004 with net proceeds of $36.8 million, and higher interest rates in 2005.

We had no interest expense and amortization of deemed discount on convertible debt  in 2005 as our convertible notes from the February 2003 transaction were fully repaid in February 2004 and the notes from June 2004 were repaid by December 2004, primarily through the issuance of common stock.

During 2005, we recorded an other than temporary decline in the value of our investment in the stock of Inflazyme Pharmaceuticals. During 2004, we recorded an other than temporary decline in the value of our investment of the stock of AVI.

The change in derivative valuation of $282,000 in 2004 represented the change in the valuation of two derivatives. As part of the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During 2004, the value of this derivative had decreased by $3,898,000, which was recorded as other income. We also recorded an expense of $3,616,000 related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  In 2005, we recorded a change in value of the derivative associated with the warrants to purchase the AVI shares of $211,000.

Year ended December 31, 2004 compared with year ended December 31, 2003:

			Change
Revenues	2004	2003	Dollar	Percent
	(dollars in thousands)

Net product revenue	$13,127	$11,437	$1,690	14.8%
Development and license revenue	18,866	—	18,866	—
Distribution agreement and other revenue	—	57	(57)	(100.00)

The increase in net product revenues in 2004 was due primarily to a 16% increase in sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia, due to an increase in demand and higher product pricing resulting from our acquisition of European marketing rights for Nipent in 2004. Net sales of Nipent were approximately $11.4 million in 2004, compared to $9.9 million in 2003. Nipent sales in 2004 included approximately $1.5 million in sales to Europe, compared to $315,000 in 2003. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe is currently limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making their timing and magnitude difficult to predict and dependent on the efforts of our European distributor.

The increase in development and license revenue relates to our license agreement entered into with MGI in September 2004. Development and license revenue consisted of $12,500,000 in milestone payments relating to the filing of Dacogen with the FDA and EMEA, $3,646,000 for Dacogen development, and $2,720,000 in amortization of deferred revenue in connection with the upfront payment received from MGI.

			Change
Costs and operating expenses	2004	2003	Dollar	Percent
	(dollars in thousands)

Cost of product revenue	$4,135	$3,865	$270	7.0%
Research and development	23,978	26,312	(2,334)	(8.9)
Selling, general and administrative	28,800	24,436	4,364	17.9

Cost of product revenue as a percentage of net product revenues was 32% in 2004 compared to 34% in 2003. The decrease in cost of sales percentage is due primarily to higher pricing of Nipent in Europe due to our acquisition of European marketing rights for Nipent in 2004. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

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

The increase in selling, general and administrative expenses relates primarily to an increase in sales and marketing expenses of approximately $3.8 million for market research, speakers programs, advertising placement, and conferences and symposiums associated with pre-launch activities for Orathecin and Dacogen. In connection with our license agreement with MGI we were reimbursed for approximately $1.0 million of the sales and marketing expenses for Dacogen in 2004.

			Change
Other income (expense)	2004	2003	Dollar	Percent
	(dollars in thousands)

Interest income	$624	$474	$150	31.6%
Interest expense	(2,338)	(3,981)	(1,643)	(41.3)
Amortization of deemed discount on convertible debt	(12,657)	(13,738)	(1,081)	(7.9)
Other than temporary decline in investments	(7,851)	—	7,851	—
Change in valuation of derivatives	282	6,894	(6,612)	(95.9)

The increase in interest income is due to higher available cash balances due to a private placement of our common stock in March 2004 with net proceeds of $32.5 million and the stock purchase and license agreements with MGI in September 2004 with net proceeds of $36.8 million.

Interest expense in 2004 declined due to the declining balance of our two convertible notes executed in February and June 2003. The convertible notes were fully repaid at December 31, 2004, primarily through the issuance of our common stock.

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

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $47.8 million, compared to $56.8 million at December 31, 2004. In addition, we held 2,684,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,634,211 AVI shares at $5.00 per share. The AVI shares had a market value of $9.3 million at December 31, 2005, and are classified on the balance sheet under non-current Investment in stock of related parties and Restricted cash and investments.

Net cash used in operating activities was $11.7 million in 2005, and consisted primarily of the net loss of $14.5 million, amortization of deferred revenue of $9.9 million from the MGI license agreement, payment of $1.5 million to Abbott terminating our Nipent distribution agreement, and a $1.1 million reduction in accounts payable and other liabilities primarily due to lower research and development related activities as discussed above, offset by decreases in accounts receivable of $11.6 million, due primarily to the receipt of  $12.5 million in milestone related payments from MGI in 2005, and inventories of $1.9 million. The net cash used in operating activities in 2004 was $24.5 million, which consisted primarily of the net loss of $46.9 million, plus $2.7 million in amortization of deferred revenue and an increase of accounts receivable of $17.2 million, less depreciation of $1.1 million, amortization of prepaid financing costs of $1.8 million, amortization of deemed discount on convertible debt of $12.7 million, an other than temporary decline in the value of investments of $7.9 million, and increases in prepaid expenses of $1.0 million, accounts payable of $1.1 million, and deferred revenue of $13.1 million. The net cash used in operating activities in 2003 was $36.6 million, which consisted primarily of the net loss of $53.5 million, less $13.7 million non-cash amortization of deemed discount on our convertible debt, $3.1 million amortization of prepaid financing costs, $1.2 million in depreciation expense, and $4.9 million decline in accounts receivable, offset by $6.9 million non-cash change in the valuation of derivatives.

Net cash provided by investing activities was $18.8 million in 2005, and consisted of $29.8 million in proceeds from the sale or maturities of marketable securities offset by $11.6 million in purchases of marketable securities. Net cash provided by investing activities was $131,000 in 2004, which consisted primarily of $28.3 million in proceeds from the sales or maturities of marketable securities and $10.7 million cash released from the collateral account, less $37.6 million used in the purchases of marketable securities and $1.0 million for the purchase of intangible assets. Net cash used in investing activities in 2003 was $5.2 million, which consisted primarily of $10.6 million raised in our June convertible debt transaction that was transferred to a cash collateral account, and purchases of marketable securities of $8.1 million, offset by sales and maturities of marketable securities of $13.6 million.

Net cash provided by financing activities in 2005 was $2.2 million and consisted solely of proceeds from the issuance of common stock, net of issuance costs. Net cash provided by financing activities was $57.7 million in 2004, which also consisted solely of proceeds from the issuance of common stock, net of issuance costs. Net cash provided by financing activities was $39.6 million in 2003, due primarily to the issuance of a total of $42.5 million in convertible notes in separate transactions in February and June 2003, offset by the payment of $3.4 million in prepaid financing costs.

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

Stock Purchase and License Agreements with MGI.   In September 2004, we executed a Stock Purchase Agreement and License Agreement with MGI. In accordance with the Stock Purchase Agreement, we issued 4 million shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40.0 million. In connection with this transaction, we paid the placement agent, The Kriegsman Group, $3.2 million in cash and issued Kriegsman a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share.

Our contractual obligations as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years
Operating leases, net	$11,140	$2,116	$6,858	$2,166	$—
Long term obligations—contractually obligated research funding	1,050	300	730	20
Total contractual cash obligations	$12,190	$2,416	$7,588	$2,186	$—

The operating lease obligations noted above are net of sublease income of $163,000. The contractually obligated research funding noted above consists primarily of required payments to Peregrine and Skye Pharma. We are also obligated to potentially spend up to $88.0 million in milestone and development related payments to AVI and Peregrine for development of Avicine and VEGF technologies, respectively. We are unable to determine precisely when and if our payment obligations under our agreements with AVI and Peregrine will become due as these obligations are based on milestone events the achievement of which is subject to a significant number of risks and uncertainties. Because some of the milestone events are revenue-related and payment obligation would not be triggered absent our receipt of revenues from the relationship, we may be able to use funds generated from these relationships to make the milestone payments.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through at least December 31, 2006. We may pursue additional financing options, including the selling of additional shares of stock in public or private offerings.

We believe that our need for additional funding will increase in the future, especially if we acquire new product technologies for development and sale, and our ability to continue raising funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through December 31, 2006.

Related Party Transactions

EuroGen Pharmaceuticals Ltd.

In September 2001, we entered into a Supply and Distribution Agreement with EuroGen Pharmaceuticals Ltd., a company incorporated and registered in England and Wales. Under the agreement, we granted EuroGen the exclusive European and South African rights to promote and sell certain of our existing generic and other products or compounds. The agreement also establishes a process for granting EuroGen rights to sell additional products in Europe and South Africa, subject to our compliance with our other existing licensing and distribution arrangements. After complying with these existing obligations, we will be required to offer EuroGen the option to obtain European and South African rights to our future products. EuroGen will seek and pay for all necessary regulatory approvals and authorizations necessary for the commercial sale of the products in the territories where they market and sell the products. In December 2002, we became 95% owners of EuroGen. The remaining 5% is owned by Larry Johnson, the President and CEO of EuroGen.  The results of EuroGen are included in our consolidated operations in Selling, general and administrative expenses. During the years ended December 31, 2005, 2004, and 2003, we have recorded expenses of $3,170,000, $2,269,000 and $325,000, respectively, related to EuroGen.

KineMed, Inc.

In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc. (“KineMed”), a start-up biotech company. In March 2003, we made an additional equity investment of $30,000 to acquire an additional 15,000 shares. The president and chief executive officer of KineMed is a former director of SuperGen. Our current president and chief executive officer is a member of the board of directors of KineMed. We accounted for this investment under the cost method as our ownership is less than 20% of KineMed’s outstanding shares. At December 31, 2004, this investment was included on the balance sheet in Investment in stock of related parties. During 2005, we determined that the value of this investment was impaired due to the uncertain viability of KineMed as a going concern. As a result, the entire cost of the investment of $180,000 was charged to Selling, general, and administrative expense in 2005.

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

In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI’s oncology compounds and an option to acquire an additional 10% of AVI’s common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI’s common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI’s outstanding shares and is classified as available-for-sale. No value has been ascribed to the option as neither of the measurements have been achieved as of December 31, 2005.

Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. In 2003 and 2002, we recorded $144,000 and $421,000, respectively, in research and development expenses for Avicine. At December 31, 2005, the sum of these expenses, or $565,000, was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

Quark Biotech, Inc.

Our current president and chief executive officer is a former director and our former president and chief executive officer is currently a director and both are stockholders of Quark Biotech, Inc. (“QBI”), a privately-held development stage biotechnology company. In June 1997, we made an equity investment of $500,000 in QBI’s preferred stock, which represents less than 1% of the company’s outstanding shares as of December 31, 2001. Our investment in QBI is carried at cost and is included in “Investment in stock of related parties.”

In January 2002, we subleased a portion of our laboratory space to QBI. During 2003 we collected $56,000  in sublease income from QBI. The initial term of the sublease expired on December 31, 2002, but we continued to sublease the space to QBI on a month-to-month basis until August 2003.

The Kriegsman Group

In March 2001, we retained The Kriegsman Group to render advice and assistance with respect to financial, public relations and promotional services. In addition, in connection with such services, on March 22, 2001, we issued three warrants to The Kriegsman Group, two of which are still outstanding, and as amended in February 2003, the terms of the warrants are as follows: the “A” warrant for the purchase of 200,000 shares of common stock is exercisable at the exercise price of $10.47 per share, and the “C” warrant for the purchase of 100,000 shares of common stock is exercisable at the exercise price of $10.47 per share. On July 25, 2002, our former president and chief executive officer became a member of the board of directors of CytRx Corp. Steven Kriegsman, the president of The Kriegsman Group, is also a significant shareholder and president and chief executive officer of CytRx Corp. We paid The Kriegsman Group consulting fees of $220,000 in 2003. No consulting fees were paid to Kriegsman in 2004 or 2005.

In 2004, The Kriegsman Group acted as the placement agent in our stock purchase and license agreements with MGI, and we paid Kriegsman $3.2 million in cash and issued Kriegsman a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. The warrant will be exercisable for a term of five years, and we have registered for resale the common stock issuable upon exercise of the warrant. We calculated the fair value of the warrant issued to Kriegsman at $1,436,000, using the Black-Scholes model.

Family Relationships

We employ a number of individuals who are immediate family members of Dr. Joseph Rubinfeld,  a 5% stockholder and our former president and chief executive officer, who also served as chief scientist and chairman emeritus during 2004. None of these family members are our officers or directors. Dr. Rubinfeld resigned as chief scientist and chairman emeritus in January 2005.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In accordance with a SEC rule issued in April 2005, companies will be allowed to implement SFAS 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include the following:

•       A “modified prospective” method in which compensation cost is recognized based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits the restatement, based on amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will adopt SFAS 123R on January 1, 2006 using the modified prospective method and the Black Scholes valuation model. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition, and thus our financial results will be negatively affected by the adoption of this standard beginning in 2006, although it will have no cash impact on our overall financial position. The impact of adoption of SFAS 123R is expected to be material to our financial statements; however, the actual expense may not be comparable to the amount in the pro forma disclosures because it will depend on levels of share-based payments granted in the future, and the assumptions used to value the share-based payments.

Income Taxes

As of December 31, 2005, we have net operating loss carryforwards for federal income tax purposes of approximately $305 million which expire in the years 2006 through 2025, and federal research and development credit carryforwards of approximately $7.9 million, which expire in the years 2018 through 2025.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. As of December 31, 2005, the value of the derivative had declined to $1.8 million. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

We operate primarily in the United States and all product sales are denominated in U.S. dollars. Accordingly, we do not have any exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All information required by this item is included on pages F-1 to F-27 in Item 15 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2005, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure the information required to be disclosed by us in reports that we file or submit under the securities exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)  and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“the COSO Framework”). Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SuperGen, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SuperGen, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperGen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SuperGen, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SuperGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuperGen, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of SuperGen, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 13, 2006

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding our Board of Directors is incorporated by reference to the section entitled “Election of Directors” appearing in our definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission by April 28, 2006 (the “Proxy Statement”).

The names of our executive officers and their ages, titles and biographies as of March 10, 2006 are set forth below.

Executive Officers

Name	Age	Position
James S. J. Manuso, Ph.D.	57	President, Chief Executive Officer and Director
Edward L. Jacobs	59	Chief Operating Officer
Audrey Jakubowski, Ph.D.	63	Chief Regulatory and Quality Officer
Michael Molkentin	51	Chief Financial Officer

James S.J. Manuso, Ph.D., has served as our president and chief executive officer since January 1, 2004, as our chief executive officer-elect from September 2003 to December 2003 and as a director since February 2001. Dr. Manuso is co-founder and immediate past president and chief executive officer of Galenica Pharmaceuticals, Inc. Dr. Manuso co-founded and was general partner of PrimeTech Partners, a biotechnology venture management partnership, from 1998 to 2002, and Managing General Partner of The Channel Group LLC, an international life sciences corporate advisory firm. He was also president of Manuso, Alexander & Associates, Inc., management consultants and financial advisors to pharmaceutical and biotechnology companies. He currently serves on the board of privately-held KineMed, Inc. Previously, he served on the boards of Inflazyme Pharmaceuticals, Inc., Symbiontics, Inc., Quark Biotech, Inc., Galenica Pharmaceuticals, Inc., and Supratek Pharma, Inc. Dr. Manuso earned a B.A. with Honors in Economics and Chemistry from New York University, a Ph.D. in Experimental Psychophysiology from the Graduate Faculty of The New School University, a Certificate in Health Systems Management from Harvard Business School, and an Executive M.B.A. from Columbia Business School. Dr. Manuso is the author of over 30 chapters, articles and books on topics including health care cost containment and biotechnology company management. He has taught and lectured at Columbia, New York University, Georgetown, Polytechnic University, and Waseda University (Japan). He has delivered invited addresses at meetings of the American Management Association, the American Medical Association, the Securities Industry Association, the Biotechnology Industry Organization, and many other professional associations.

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

Audrey Jakubowski, Ph.D., joined us as vice president, regulatory affairs in August 1998 and served in that capacity until October 2003 when she became senior vice president, regulatory affairs. In January 2004, she was also given responsibility for quality assurance and was named Chief Regulatory and Quality Officer. Prior to joining us, Dr. Jakubowski was vice president, regulatory affairs and quality at Systemix, Inc. from June 1996 to July 1998. From October 1989 through June 1996, Dr. Jakubowski was executive director and then vice president of worldwide regulatory affairs for The DuPont Merck Pharmaceutical Company. From November 1979 through October 1989, Dr. Jakubowski was first director of regulatory affairs, dermatology products at Westwood Pharmaceuticals, followed by director of international regulatory affairs, R&D products for Bristol Myers’ research and development division. Prior to that, Dr. Jakubowski completed post-doctoral fellowships in molecular biology at the Roswell Park Memorial Institute and clinical endocrinology at Buffalo Children’s Hospital. Dr. Jakubowski received her Ph.D. in physical chemistry at SUNY Buffalo and her B.A. at Seton Hill College.

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

3.     Exhibits:

Exhibit Number	Description of Document
(f)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(ff)3.2	Bylaws of the Registrant, as amended and restated through May 30, 2001.
(m)4.1	Specimen Common Stock Certificate.
(l)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(**)(cc)10.2	1993 Stock Option Plan (as amended through July 11, 2000).
(**) (i)10.3	Forms of stock option agreements under the 1993 Stock Option Plan.
(**)(n)10.4	1996 Directors’ Stock Option Plan, as amended effective February 7, 2001.
(**)(t)10.5	2003 Stock Plan, as amended effective March 10, 2005.
(**)(s)10.6	1998 Employee Stock Purchase Plan, as amended effective March 1, 2004.
(*)(b)10.7	Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and The Jackson Laboratory.
(*)(b)10.8	Worldwide License Agreement dated March 1, 1994 between the Registrant and Janssen Biotech, N.V.
(*)(b)10.9	Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex Inc.
(*)(b)10.10	Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and The Long Island Jewish Medical Center.
(*)(b)10.11	License Agreement dated February 1, 1995 between the Registrant and Pharmos Corporation.
(*)(u)10.12	Know-How Transfer and Cooperation Agreement dated September 10, 1999 between the Registrant and Pharmachemie B.V.
(**)(a)10.13	Executive Employment and Confidential Information and Invention Assignment Agreement dated January 1, 2004 between Registrant and James Manuso.
(f)10.14	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P.

(d)10.15	Purchase and Sale Agreement dated as of September 30, 1996 between the Registrant and Warner-Lambert Company, a Delaware corporation.
(*)(e)10.16	Asset Purchase Agreement dated January 15, 1997 between the Registrant and Immunex Corporation, a Washington corporation.
(*)(x)10.17	Drug Substance Validation and Supply Agreement dated July 2, 2003.
(*)(g)10.18	License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April 11, 1997.
(*)(g)10.19	Nonexclusive Supply Agreement between the Registrant and Yunnan Hande Technological Development Co. Ltd. dated May 7, 1997.
(h)10.20

Convertible Secured Note, Option and Warrant Purchase Agreement dated June 17, 1997 among the Registrant, Tako Ventures, LLC and, solely as to Sections 5.3 and 5.5 thereof, Lawrence J. Ellison (the “Tako Purchase Agreement”).

(r)10.21	Amendment No. 1 to the Tako Purchase Agreement dated March 17, 1999.
(r)10.22	Stock Purchase Agreement between the Registrant and Tako dated January 29, 1999.
(*)(j)10.23	License Agreement between Stehlin Foundation for Cancer Research and the Registrant dated September 3, 1997.
(*)(ee)10.24	Amendment No. 1 to License Agreement dated November 1, 1999 between the Registrant and the Stehlin Foundation for Cancer Research.
(*)(k)10.25	Supply Agreement dated October 20, 1997 between the Registrant and Warner-Lambert Company.
(o)10.26	Agreement and Plan of Reorganization by and among the Registrant, Royale Acquisition Corp., and Sparta Pharmaceuticals, Inc. dated January 18, 1999.
(w)10.27	First Amendment to Agreement and Plan of Reorganization by and among the Registrant, Royale Acquisition Corp. and Sparta Pharmaceuticals, Inc. dated May 15, 1999.
(r)10.28

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

(*)(z)10.30	U.S. Distribution Agreement, Dated December 21, 1999 between the Registrant and Abbott Laboratories.
(aa)10.31	Registration Rights Agreement dated December 15, 1999 between the Registrant and AVI BioPharma, Inc.
(aa)10.32	Subscription Agreement dated December 1, 1999 between the Registrant and AVI BioPharma, Inc.
(ee)10.33	Common Stock and Warrant Purchase Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(ee)10.34	United States of America Sales, Distribution, and Development Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(dd)10.35	Registration Rights Agreement dated April 4, 2000 between the registrant and AVI BioPharma, Inc.
(ee)10.36	Asset Purchase Agreement dated February 18, 2000 between the Registrant and AMUR Pharmaceuticals, Inc.
(ee)10.37	Patent and Intellectual Property Assignment Agreement dated September 27, 2000 between the Registrant and AMUR Pharmaceuticals, Inc.
(*)(gg)10.38	Supply and Distribution Agreement dated September 21, 2001 between the Registrant and EuroGen Pharmaceuticals Ltd.

(hh)10.39	Termination and Release Agreement dated March 4, 2002 between the Registrant and Abbott Laboratories.
(ii)10.40	Securities Purchase Agreement dated September 23, 2002 by and between the Registrant and the purchasers named therein.
(ii)10.41	Registration Rights Agreement dated September 23, 2002 by and between the Registrant and the purchasers named therein.
(ii)10.42	Form of Warrant dated September 24, 2002 issued to the purchasers under the Securities Purchase Agreement dated September 23, 2002.
(ii)10.43	Warrant dated September 24, 2002 issued Paul Revere LLC.
(jj)10.44	Registration Rights Agreement dated March 22, 2001 by and between the Registrant and The Kriegsman Group.
(jj)10.45	Warrant A Agreement dated March 22, 2001 by and between the Registrant and The Kriegsman Group.
(bb)10.46	Securities Purchase Agreement dated February 26, 2003 by and among the Registrant and the purchasers named therein.
(bb)10.47	Form of Senior Exchangeable/Convertible Note dated February 26, 2003 issued to the purchasers under the Securities Purchase Agreement dated February 26, 2003.
(bb)10.48	Registration Rights Agreement dated February 26, 2003 by and among the Registrant and the purchasers named therein.
(bb)10.49	Form of Warrant dated February 26, 2003 issued to the purchasers under the Securities Purchase Agreement dated February 26, 2003.
(bb)10.50	Pledge Agreement dated February 26, 2003 executed by the Registrant in favor of the purchasers under the Securities Purchase Agreement dated February 26, 2003.
(bb)10.51	Securities Account Control Agreement dated February 26, 2003 by and among the Registrant, the purchasers named therein, and Mellon Investor Services LLC.
(*)(m)10.52	License Agreement dated February 13, 2001 between the Registrant and Peregrine Pharmaceuticals, Inc.
(y)10.53	Securities Purchase Agreement dated June 24, 2003 by and among the Registrant and the purchasers named therein.
(y)10.54	Form of Senior Convertible Note dated June 24, 2003 issued to the purchasers under the Securities Purchase Agreement dated June 24, 2003.
(y)10.55	Registration Rights Agreement dated June 24, 2003 by and among the Registrant and the purchasers named therein.
(y)10.56	Form of Warrant dated June 24, 2003 issued to the purchasers under the Securities Purchase Agreement dated June 24, 2003.
(y)10.57	Amended and Restated Pledge Agreement dated June 24, 2003 executed by the Registrant in favor of the purchasers under the Securities Purchase Agreement dated June 24, 2003.
(y)10.58	Amended and Restated Securities Account Control Agreement dated June 24, 2003 by and among the Registrant, the purchasers named therein and Mellon Investor Services LLC.
(y)10.59	Collateral Account Agreement dated June 24, 2003.
(y)10.60	Conversion and Amendment Agreement dated June 24, 2003.
(y)10.61	Amended and Restated Convertible Notes dated June 24, 2003.
(c)10.62	Securities Purchase Agreement dated as of March 5, 2004 by and among the Registrant and the purchasers named therein.
(c)10.63	Registration Rights Agreement dated as of March 5, 2004 by and among the Registrant and the purchasers named therein.

(c)10.64	Form of Warrant dated as of March 5, 2004 for issuance under the Securities Purchase Agreement dated March 5, 2004 by and among the Registrant and the purchasers named therein.
(*)(p)10.65	Purchase and Sale Agreement dated February 17, 2004 between the Registrant and Pfizer Inc.
(*)(q)10.66	Amended and Restated License Agreement effective September 21, 2004 between the Registrant and MGI PHARMA, Inc.
(q)10.67	Common Stock Purchase Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(q)10.68	Investor Rights Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(q)10.69	Warrant dated September 22, 2004 issued to The Kriegsman Group.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(t)             Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (Reg. No. 333-127073) filed with the Securities and Exchange Commission on August 1, 2005.

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

(bb)   Incorporated by reference from the Registrant’s Report on Form 8-K dated February 26, 2003 filed with the Securities and Exchange Commission on February 27, 2003.

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

(b)   Exhibits.   See Item 15(a) above.

(c)   Financial Statement Schedules.   See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SuperGen, Inc.

We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SuperGen, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
March 13, 2006

SUPERGEN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$47,664	$38,394
Marketable securities	—	18,235
Accounts receivable, net	5,576	4,926
Development revenue receivable from MGI PHARMA, Inc	550	12,809
Inventories	1,439	3,306
Prepaid expenses and other current assets	1,407	1,403
Total current assets	56,636	79,073
Marketable securities, non-current	147	188
Investment in stock of related parties	673	798
Due from related parties, non-current	52	93
Property, plant and equipment, net	2,907	3,635
Goodwill	731	731
Other intangibles, net	290	677
Restricted cash and investments, non-current	11,805	9,432
Other assets	30	30
Total assets	$73,271	$94,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,391	$4,644
Derivative liability	1,817	1,607
Payable to AVI BioPharma, Inc.	565	565
Deferred revenue	—	11,572
Accrued payroll and employee benefits	2,269	2,129
Total current liabilities	8,042	20,517
Deferred rent.	972	927
Total liabilities	9,014	21,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 51,710,912 and 51,127,314 shares issued and outstanding at December 31, 2005 and 2004, respectively	52	51
Additional paid in capital	409,365	406,789
Accumulated other comprehensive gain (loss)	2,850	(99)
Accumulated deficit	(348,010)	(333,528)
Total stockholders’ equity	64,257	73,213
Total liabilities and stockholders’ equity	$73,271	$94,657

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues:
Net product revenue	$16,059	$13,127	$11,437
Development and license revenue from MGI PHARMA, Inc.	13,353	18,866	—
Distribution agreement and other revenue	757	—	57
Total revenues	30,169	31,993	11,494
Costs and operating expenses:
Cost of product revenue	3,051	4,135	3,865
Research and development	15,059	23,978	26,312
Selling, general, and administrative	28,046	28,800	24,436
Total costs and operating expenses	46,156	56,913	54,613
Loss from operations	(15,987)	(24,920)	(43,119)
Interest income	1,727	624	474
Interest expense	—	(2,338)	(3,981)
Amortization of deemed discount on convertible debt	—	(12,657)	(13,738)
Other than temporary decline in value of investments	(11)	(7,851)	—
Change in valuation of derivatives	(211)	282	6,894
Net loss	$(14,482)	$(46,860)	$(53,470)
Basic and diluted net loss per common share	$(0.28)	$(1.04)	$(1.56)
Weighted average shares used in basic and diluted net loss per common share calculation	51,309	44,953	34,276

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Gain (Loss)	Deficit	Total
Balances at January 1, 2003	32,893	$33	$282,010	$(47)	$(796)	$(233,198)	$48,002
Comprehensive loss:
Net loss .	—	—	—	—	—	(53,470)	(53,470)
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	—	(2,304)	—	(2,304)
Comprehensive loss							(55,774)
Issuance of common stock upon conversion of senior convertible notes and payment of related interest	3,889	4	16,706	—	—	—	16,710
Issuance of common stock to Peregrine Pharmaceuticals in connection with license agreement	62	—	200	—	—	—	200
Issuance of common stock upon exercise of stock options, net of 39 shares surrendered as proceeds	361	—	1,108	—	—	—	1,108
Issuance of common stock in connection with employee stock purchase plan	83	—	308	—	—	—	308
Amortization of deferred compensation	—	—	—	6	—	—	6
Reversal of deferred compensation due to employee termination	—	—	(41)	41	—	—	—
Compensation expense from stock option and warrant grants to consultants and vendors	—	—	250	—	—	—	250
Compensation expense from issuance of warrants to placement agent of senior convertible notes	—	—	1,440	—	—	—	1,440
Beneficial conversion of warrants issued in connection with issuance of senior convertible notes	—	—	13,995	—	—	—	13,995
Compensation expense related to acceleration of stock option grants	—	—	1,493	—	—	—	1,493
Repurchase of common stock	(266)	—	(891)	—	—	—	(891)
Balances at December 31, 2003	37,022	37	316,578	—	(3,100)	(286,668)	26,847
Comprehensive loss:
Net loss	—	—	—	—	—	(46,860)	(46,860)
Other than temporary decline in value of investments	—	—	—	—	7,851	—	7,851
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	—	(4,850)	—	(4,850)
Comprehensive loss							(43,859)
Issuance of common stock upon conversion of senior convertible notes and payment of related interest	4,750	5	26,788	—	—	—	26,793
Issuance of common stock to MGI Pharma, net of offering costs of $2,058	4,000	4	23,658	—	—	—	23,662
Issuance of common stock and warrants in private placement, net of offering costs of $1,775	4,900	5	32,520	—	—	—	32,525
Issuance of common stock to Peregrine Pharmaceuticals in connection with license agreement	19	—	200	—	—	—	200
Issuance of common stock to Stehlin Foundation for milestone payment in connection with license agreement	64	—	500	—	—	—	500
Issuance of common stock upon exercise of stock options, net of 14 shares surrendered as proceeds	311	—	1,220	—	—	—	1,220
Issuance of common stock in connection with employee stock purchase plan	61	—	342	—	—	—	342
Compensation expense from stock option and warrant grants to consultants and vendors	—	—	200	—	—	—	200
Net change in valuation of warrants issued in connection with private placement	—	—	3,616	—	—	—	3,616
Compensation expense from issuance of warrants to placement agent of MGI Pharma stock issuance	—	—	513	—	—	—	513
Compensation expense related to acceleration of stock option grants	—	—	654	—	—	—	654
Balances at December 31, 2004	51,127	51	406,789	—	(99)	(333,528)	73,213
Comprehensive loss:
Net loss	—	—	—	—	—	(14,482)	(14,482)
Other than temporary decline in value of investments	—	—	—	—	11	—	11
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	—	2,938	—	2,938
Comprehensive loss							(11,533)
Issuance of common stock upon exercise of stock options	273	1	924	—	—	—	925
Issuance of common stock in connection with employee stock purchase plan	52	—	205	—	—	—	205
Issuance of common stock upon exercise of warrants	259	—	1,047	—	—	—	1,047
Compensation expense from stock option grants to consultants	—	—	132	—	—	—	132
Compensation expense related to acceleration of stock option grants	—	—	268	—	—	—	268
Balances at December 31, 2005	51,711	$52	$409,365	$—	$2,850	$(348,010)	$64,257

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(14,482)	$(46,860)	$(53,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	834	1,058	1,191
Amortization of prepaid financing costs	—	1,811	3,064
Amortization of intangible assets	387	799	537
Amortization of deferred compensation	—	—	6
Amortization of deemed discount on convertible debt	—	12,657	13,738
Amortization of deferred revenue	(9,905)	(2,720)	—
Interest on convertible debt paid in common stock	—	543	460
Change in valuation of derivatives	211	(282)	(6,894)
Other than temporary decline in value of investments	11	7,851	—
Stock compensation for modification of employee options	268	654	1,493
Expense related to stock options and warrants granted to non-employees	132	200	250
Milestone, license, and research payments made in common stock	—	700	200
Write-off of investment in private company	180	—	250
Cash option paid in termination of distribution agreement	(1,500)	—	(500)
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	11,609	(17,228)	4,898
Inventories	1,867	659	(1,799)
Prepaid expenses and other assets	(4)	1,030	(521)
Due from related parties	41	344	355
Restricted cash and investments	(73)	(36)	229
Accounts payable and other liabilities	(1,068)	1,141	(40)
Deferred revenue	(167)	13,138	—
Net cash used in operating activities	(11,659)	(24,541)	(36,553)
Investing activities:
Purchases of marketable securities	(11,585)	(37,612)	(8,056)
Sales or maturities of marketable securities	29,845	28,336	13,627
Purchase of intangible assets	—	(1,000)	—
Release of restricted cash from collateral account	598	10,680	—
Proceeds from convertible debt transferred to restricted cash and investments	—	—	(10,625)
Purchases of property and equipment	(106)	(273)	(168)
Net cash provided by (used in) investing activities	18,752	131	(5,222)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,177	57,749	1,415
Prepaid financing costs	—	—	(3,435)
Proceeds from issuance of convertible debt	—	—	42,500
Repurchases of common stock	—	—	(891)
Net cash provided by financing activities	2,177	57,749	39,589
Net increase (decrease) in cash and cash equivalents	9,270	33,339	(2,186)
Cash and cash equivalents at beginning of period	38,394	5,055	7,241
Cash and cash equivalents at end of period	$47,664	$38,394	$5,055
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of convertible notes into common stock	$—	$26,250	$16,250
Beneficial conversion and deemed discount in connection with convertible debt	$—	$—	$26,395
Valuation of warrants issued to placement agent in connection with convertible debt transactions	$—	$—	$1,440
Valuation of warrants issued to placement agent in connection with license agreement	$—	$513	$—
Supplemental Disclosure of Cash Flow Information:
Interest expense paid in cash during the year	$—	$—	$440

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

Fair Value of Financial Instruments

The fair values of our cash equivalents and marketable securities are based on quoted market prices. The carrying values of accounts receivable and accounts payable are considered to be representative of their respective fair values at December 31, 2005 and 2004.

Revenue Recognition

Our net product revenues relate principally to two pharmaceutical products, with Nipent sales representing 93% in 2005, 87% in 2004, and 85% in 2003. We recognize sales revenue upon shipment, provided that title to the products has been transferred at the point of shipment; if title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment, and collectibility is reasonably assured, with allowances provided for bad debt and estimated returns. Beginning in 2005, we have also provided allowances for estimated cash discounts and chargebacks. We record estimated allowances for sales reserves against product revenues for returns, payment discounts, and chargebacks based on historical return patterns for returns, contractual terms for discounts and chargebacks, and expectations regarding utilization rates for these programs. Actual amounts for returns and allowances, cash discounts, and chargebacks may differ from our estimates and such differences could be material to the consolidated financial statements. The allowances for bad debt and sales returns were $175,000 and $275,000 at December 31, 2005 and 2004, respectively. The provision for the returns and allowances was $52,000 in 2005, $63,000 in 2004, and $691,000 in 2003. The allowances for cash discounts and chargebacks were established in 2005 at $120,000 and $500,000, respectively.

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

Our principal customers are clinics, hospitals and hospital buying groups in the United States and drug distributors and wholesalers in the United States and Europe. We do not require collateral from our customers. We operate in one business segment—human therapeutics. In 2005, 94% of our net product revenues were made in the United States and 6% were made in the European Union (“EU”). In 2004, 89% of our net product revenues were made in the United States and 11% were made in the EU. In 2003, 97% of our net product revenues were made in the United States and 3% in the EU.

Advertising Expense

Advertising costs are expensed as incurred. We incurred advertising costs of $326,000 in 2005, $424,000 in 2004, and $319,000 in 2003.

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

During the year ended December 31, 2005, we recorded a write-down of $11,000 related to the other than temporary decline in the value of our equity investment in Inflazyme Pharmaceuticals. During the year ended December 31, 2004, we recorded a write-down of $7,851,000 related to the other than temporary decline in the value of our equity investment in AVI BioPharma, Inc. (“AVI”). We had no such write-downs in 2003.

Equity Investments

Equity investments in securities without readily determinable fair value are carried at cost. These investments are included in marketable securities and investment in stock of related parties on the balance

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

sheet. We periodically review those carried at cost and evaluate whether an impairment has occurred. During 2005, we determined that the value of investments in stock of a related party made in 2001 and 2003 were impaired due to the uncertain viability of the company as a going concern. As a result, the entire cost of the investment of $180,000 was charged to selling, general, and administrative expense in 2005. During 2003, we determined that the value of an equity investment that we made in 2002 was impaired due to the poor financial condition of the company. As a result, this investment of $250,000 was charged to selling, general and administrative expense in 2003. We had no such write-offs in 2004. We believe the remaining equity investments and investments in related parties continue to be realizable. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income or loss into earnings is based on the specific identification method.

Restricted Cash and Investments

Under one of our operating lease agreements and in connection with certain outstanding warrants, we are required to set aside cash and/or investments as collateral. At December 31, 2005 and 2004, we had $11,805,000 and $9,432,000, respectively, of restricted cash and investments related to such agreements.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

	2005	2004
Raw materials .	$67	$83
Work in process	197	1,040
Finished goods	1,175	2,183
	$1,439	$3,306

Bulk materials for Nipent must be purified at a United States Food and Drug Administration (“FDA”) approved facility that meets stringent Good Manufacturing Practices standards. We use a separate vendor to manufacture the Nipent finished dosage at its approved facility, where we also store the majority of our bulk raw materials. Although there are a limited number of vendors who may be qualified to perform these services, we believe that other vendors could be engaged to provide similar services on comparable terms. However, the time required to locate and qualify other vendors or replace lost bulk inventory could cause a delay in manufacturing that might be financially and operationally disruptive. The company that had been performing the purification of Nipent went out of business in late 2004. However, we have contracted with another manufacturer to purify Nipent and do not anticipate any interruptions to our supply of drug available for sale. At December 31, 2005, we established a reserve for product obsolescence of $400,000, relating to the potential expiration of finished goods inventory.

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

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Property, plant and equipment consist of the following at December 31 (in thousands):

	2005	2004
Land and building	$2,433	$2,433
Leasehold improvements	2,611	2,607
Equipment	1,008	983
Furniture and fixtures .	3,674	3,597
Total property and equipment	9,726	9,620
Less accumulated depreciation and amortization	(6,819)	(5,985)
Property, plant and equipment, net	$2,907	$3,635

Developed Technology

Developed technology related to the acquisition of Nipent was amortized to cost of sales on a units-manufactured basis over a period expected to approximate six years. Developed technology related to other acquired products was amortized on a straight-line basis over five years. Cost basis of the developed technology was $1,936,000 and it was fully amortized at December 31, 2004.

Goodwill

Goodwill and indefinite lived intangible assets are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets with finite useful lives are amortized over their respective lives. Goodwill no longer subject to amortization amounted to $731,000 at December 31, 2005 and 2004.

Intangible Assets

Intangible assets, including trademarks, covenants not to compete, and customer lists, were recorded at cost and amortized on a straight-line basis over their estimated useful lives of up to five years. Cost basis of these intangible assets was $787,000 and they were fully amortized at December 31, 2004.

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $710,000 and $323,000 at December 31, 2005 and 2004, respectively. We expect to record amortization of $290,000 in 2006.

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

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Major Customers

Our major customers include a number of buying groups. Some of these customers individually comprise greater than 10% of our total product revenue and/or greater than 10% of our trade accounts receivable balances, as follows:

	Percentage of product revenue by customer for Years ended December 31,			Percentage of accounts receivable by customer as of December 31,
	2005	2004	2003	2005	2004
Customer A	28%	27%	15%	34%	27%
Customer B	19	*	*	*	14
Customer C	14	*	*	18	*
Customer D	11	*	*	*	*
Customer E	*	21	38	27	30
Customer F	*	12	*	*	*

* Less than 10%

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the year.

As we have reported operating losses each period since our inception, the effect of assuming the exercise of options and warrants and assumed conversion of convertible debt would be anti-dilutive and, therefore, basic and diluted loss per share are the same. The computation of diluted net loss per share for the three years ended December 31 excluded the following (in thousands):

	2005	2004	2003
Options to purchase common stock	6,550	6,502	5,326
Warrants to purchase common stock	6,924	7,183	6,835
Shares issuable upon conversion of senior convertible notes	—	—	4,516

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

Under the intrinsic value method, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the pro forma effect on net loss and loss per share for the years ended December 31, 2005, 2004, and 2003  had we applied the fair value method to account for stock-based awards to employees (in thousands, except per share amounts):

	2005	2004	2003
Net loss, as reported	$(14,482)	$(46,860)	$(53,470)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported.	268	654	1,499
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(5,718)	(8,266)	(5,901)
Pro forma net loss.	$(19,932)	$(54,472)	$(57,872)
Basic and diluted net loss per common share:
As reported	$(0.28)	$(1.04)	$(1.56)
Pro forma	$(0.39)	$(1.21)	$(1.69)

Impairment of Long-lived Assets

We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment existed as of December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In accordance with a Securities and Exchange Commission (“SEC”) rule issued in April 2005, companies will be allowed to implement SFAS 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The permitted transition methods include the following:

•       A “modified prospective” method in which compensation cost is recognized based on the requirements of SFAS 123R for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

•       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits the restatement, based on amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will adopt SFAS 123R on January 1, 2006 using the modified prospective method and the Black Scholes valuation model. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition, and thus our financial results will be negatively affected by the adoption of this standard beginning in 2006, although it will have no cash impact on our overall financial position. The impact of adoption of SFAS 123R is expected to be material to our financial statements; however, the actual expense may not be comparable to the amount in the pro forma disclosures because it will depend on levels of share-based payments granted in the future, and the assumptions used to value the share-based payments.

2.  Available-for-Sale-Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2005
U.S. corporate debt securities	$44,681	$9	$—	$44,690
Marketable equity securities	6,566	2,841	—	9,407
Total	$51,247	$2,850	$—	$54,097
At December 31, 2004
U.S. corporate debt securities	$35,845	$—	$(3)	$35,842
U.S. government debt securities	16,111	1	(15)	16,097
Marketable equity securities	6,577	59	(140)	6,496
Total	$58,533	$60	$(158)	$58,435

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Available-for-Sale-Securities (Continued)

The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2005
Amounts included in cash and cash equivalents	$44,681	$9	$—	$44,690
Amounts included in investment in stock of related parties .	120	52	—	172
Amounts included in restricted cash and investments.	6,322	2,766	—	9,088
Marketable securities, non-current	124	23	—	147
Total	$51,247	$2,850	$—	$54,097
At December 31, 2004
Amounts included in cash and cash equivalents	$33,704	$1	$(1)	$33,704
Marketable securities, current .	18,252	—	(17)	18,235
Amounts included in investment in stock of related parties	120	—	(2)	118
Amounts included in restricted cash and investments.	6,322	—	(132)	6,190
Marketable securities, non-current	135	59	(6)	188
Total	$58,533	$60	$(158)	$58,435

Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

	Fair Value
	2005	2004
Debt securities due in one year or less	$44,690	$51,939
Marketable equity securities	9,407	6,496
Total .	$54,097	$58,435

Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2005, 2004, and 2003 were not material.

During the year ended December 31, 2005, we recorded a write-down of $11,000 related to the other than temporary decline in the value of our equity investment in Inflazyme Pharmaceuticals. During the year ended December 31, 2004, we recorded a write-down of $7,851,000 related to other than temporary decline in the value of our equity investment in AVI. We had no such write-downs in 2003.

3. Stockholders’ Equity

Private Placement

On March 5, 2004, we entered into a Securities Purchase Agreement with several investors for the private placement of shares of unregistered common stock and warrants. In connection with this agreement, we issued 4,900,000 shares of our common stock to the investors at a per share price of $7.00, for an aggregate purchase amount of $34,300,000, and warrants to purchase 735,000 shares of our common stock. The warrants have a term of five years and a per share exercise price of $10.00. As compensation to

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stockholders’ Equity (Continued)

the placement agent, we paid the placement agent $1,735,000 in cash, which was treated as part of the cost of the offering. Net proceeds from the offering were $32,525,000.

The common stock and warrants we issued in the private placement transaction were initially unregistered. We filed a registration statement on Form S-3 with the SEC on March 23, 2004 to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for permanent equity. We valued the warrants at $3,307,000 on March 5, 2004 using the Black-Scholes method with the following assumptions:  a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The registration statement on Form S-3 was declared effective by the SEC on March 31, 2004. We re-valued the warrants on that date at $6,923,000 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%.  The warrants were then transferred to permanent equity, and the change in the value of the warrant liability between March 5, 2004 and March 31, 2004, or $3,616,000, was charged to Change in valuation of derivatives in the accompanying statement of operations during the year ended December 31, 2004. We had no similar charges in the years ended December 31, 2005 or 2003.

Warrants

At December 31, 2005, warrants to purchase the following shares of our common stock were outstanding:

Number of Shares	Exercise Price	Issue Date	Expiration Date
1,666,000	$3.00-4.25	2002	2006
551,419	4.00-6.00	2003	2007
1,997,500	5.00	2003	2008
1,135,000	10.00	2004	2009
230,000	10.35	1997	2007
200,000	10.47	2001	2006
100,000	10.47	2003	2007
1,045,000	13.50	1997	2007
6,924,919

In March 2001, we entered into agreements with The Kriegsman Group (“Kriegsman”) (also see Notes 5 and 9) to perform certain financial consulting and public relations services. In connection with these agreements, we issued Kriegsman a three-year warrant to purchase 200,000 shares of unregistered common stock at an exercise price of $10.47. We calculated the value of the warrant at $758,000 using the Black-Scholes valuation model, and the value of the warrant was charged to Selling, general and administrative expense in 2001. In February 2003, we extended the expiration date of this warrant by three years, and issued Kriegsman another four-year warrant to purchase 100,000 shares of unregistered common stock at an exercise price of $10.47. We calculated the value of the warrant extension and the new warrant grant at $249,000 using the Black-Scholes valuation model. The value of our stock on the date of

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stockholders’ Equity (Continued)

the extension and new grant was $3.00. The value of the warrant extension and new warrant grant was charged to Selling, general and administrative expense in 2003.

Stock Reserved for Future Issuance

At December 31, 2005, we have reserved shares of common stock for future issuance as follows:

Stock options outstanding	6,549,725
Stock options available for grant	2,934,376
Warrants to purchase common stock	6,924,919
Shares available for Employee Stock Purchase Plan	127,253
16,536,273

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

No shares were repurchased during the year ended December 31, 2005 and 2004. During the year ended December 31, 2003, we repurchased 266,000 shares of our common stock at a cost, net of commissions, of $891,000. Since inception of the stock repurchase plan, we repurchased 3,299,000 shares of our common stock at a cost, net of commissions, of $19,579,000. All shares repurchased have been retired.

4. Stock Option Plans

We have 12,263,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by the Company’s Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Stock Option Plans (Continued)

A summary of the Company’s stock option activity and related information follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Options Exercisable	Weighted Average Fair Value At Grant Date
Balance at January 1, 2003	4,535,457	$10.28	3,188,761
Granted at fair value	1,405,450	4.61		$3.28
Exercised	(400,488)	3.80
Forfeited	(214,070)	8.61
Balance at December 31, 2003	5,326,349	9.34	4,080,995
Granted at fair value	1,861,050	9.85		6.40
Exercised	(325,801)	4.30
Forfeited	(359,546)	11.07
Balance at December 31, 2004	6,502,052	9.64	4,951,378
Granted at fair value	868,650	5.46		3.68
Exercised	(273,080)	3.38
Forfeited	(547,897)	12.90
Balance at December 31, 2005	6,549,725	$9.07	4,984,371

Information concerning the options outstanding at December 31, 2005 is as follows:

	Options outstanding			Options exercisable
Range	Number	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable	Weighted average exercise price
$ 1.75 to $ 4.10	1,051,306	$3.37	7.30	946,369	$3.33
4.12 to 6.00	1,704,751	5.35	5.26	1,290,814	5.36
6.02 to 11.22	1,266,019	7.65	7.12	1,030,060	7.65
11.27 to 12.63	1,509,635	11.41	7.39	699,218	11.57
12.73 to 68.00	1,018,014	19.51	2.77	1,017,910	19.51
$ 1.75 to $68.00	6,549,725	$9.07	6.05	4,984,371	$9.21

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

	Year ended December 31,
	2005	2004	2003
Risk-free interest rate	4.19%	2.21%	2.73%
Dividend yield	—	—	—
Expected volatility	0.814	0.804	0.865
Expected life (in years)	5.0	5.0	5.0

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

During the years ended December 31, 2005, 2004 and 2003, we recorded non cash charges of $268,000, $654,000, and $1,499,000, respectively for stock compensation related to the modification and acceleration of options associated with the change in status or departure of certain Company management.

5. Stock Purchase and License Agreements with MGI PHARMA, Inc.

In August 2004, we entered into three agreements with MGI PHARMA, Inc., a Minnesota corporation (“MGI”):  (1) a common stock purchase agreement (the “Stock Purchase Agreement”) for the sale of 4,000,000 shares of our common stock at a cash price per share of $10.00; (2) a license agreement relating to Dacogen™ (decitabine) (the “License Agreement”); and (3) an investor rights agreement that obligates us, within the first anniversary of the closing date of the transactions contemplated by the Stock Purchase Agreement, to file with the SEC a registration statement registering the common stock for resale, and to use commercially reasonable efforts to cause the registration statement to become effective within such time period.  The agreements became effective on September 21, 2004.

Dacogen is an investigational anti-cancer therapeutic which has been in clinical trials for the treatment of patients with myelodysplastic syndrome (“MDS”). Pursuant to the terms of the License Agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We continued to pursue regulatory approvals of Dacogen for the treatment of MDS in the United States and Europe, with assistance from MGI, and in accordance with the agreement, all development of Dacogen was transitioned to MGI at the end of 2005. MGI will assume full development responsibilities following this transition to them. MGI is required to fund further development costs associated with Dacogen at a minimum of $15 million over a three year period. In addition to MDS, MGI will pursue development of Dacogen for other indications. If specified regulatory and commercialization milestones are achieved, MGI will pay us up to $45 million based upon the achievement of such milestones. Subject to certain limitations, MGI will also pay us 50% of certain revenue payable to MGI as a result of MGI sublicensing rights to market, sell, and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. We will receive a royalty starting at 20% and escalating to a maximum of 30% on annual worldwide net sales of licensed products.

In accordance with the Stock Purchase Agreement described above, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. In connection with this transaction, we paid the placement agent, The Kriegsman Group, $3,200,000 in cash and issued Kriegsman a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. The warrant will be exercisable for a term of five years, and we were obligated to register for resale the common stock issuable upon exercise of the warrant. We calculated the fair value of the warrant issued to Kriegsman at $1,436,000, using the Black-Scholes model with a volatility of 0.83, expected life of five years, dividend yield of 0%, and risk free interest rate of 3.29%. We have allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Stock Purchase and License Agreements with MGI PHARMA, Inc. (Continued)

attributable to the Stock Purchase Agreement, and deferred revenue, for the portion attributable to the License Agreement. On August 31, 2004, the date that the Stock Purchase Agreement was executed, the fair value of our common stock, based on the closing price on the NASDAQ National Market, was $6.43 per share. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at $6.43 per share, net of related offering costs, to equity, with the remaining $12,625,000 being allocated to deferred revenue. The deferred revenue was amortized to license revenue over 15 months, the period of time in which our development obligations for Dacogen transferred to MGI. During the years ended December 31, 2005 and 2004, we recorded amortization of deferred revenue $9,905,000 and $2,720,000, respectively, to Development and license revenue on the accompanying statements of operations.

Under the terms of the License Agreement, MGI is obligated to pay us milestone payments for achievement of certain regulatory and commercialization goals, as well as reimburse us for certain development and allocated overhead costs of Dacogen until we receive marketing authorization. During the years ended December 31, 2005 and 2004, we recorded development revenue of $3,448,000 and $3,646,000, respectively, relating to the reimbursements under this agreement. During the year ended December 31, 2004, we recognized development revenue of $12,500,000 for milestone achievement pertaining to regulatory filings.

6. Convertible Debt Financing Transactions

February 2003 Convertible Debt Transaction

In February 2003 we entered into a Securities Purchase Agreement for the private placement of Senior Exchangeable Convertible Notes (“February Notes”) in the principal amount of $21.25 million and related warrants. The February Notes accrued interest at a rate of 4% per year. The principal amount of the February Notes was repayable in four equal quarterly installments beginning nine months after the closing of the transaction. The February Notes were, at the option of the investors, in whole or in part, (a) convertible into shares of our common stock at a fixed conversion price of $4.25 per share, and (b) exchangeable for up to 2,634,211 shares of common stock of AVI that we own (the “AVI Shares”) at a fixed exchange price of $5.00 per share.

June 2003 Convertible Debt Transaction and February Notes Restructuring

In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes were payable in four equal quarterly installments which began March 31, 2004, and accrued interest at a rate of 4% per year. Pursuant to the terms of the June Notes, the note holders could elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price $6.36, which was calculated based on the trading prices of our common stock for the twenty trading days after issuance of the June Notes.

Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes.  Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount into shares of our common stock at the fixed conversion price of $4.25, thereby causing the remaining $10,625,000 principal amount of the outstanding February Notes to have a final maturity date of February 26, 2004. The remaining February Notes were amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Convertible Debt Financing Transactions (Continued)

ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount. However, in connection with the issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During years ended December 31, 2005, 2004 and 2003, we recorded changes in the value of this derivative of $211,000, $3,898,000 and $4,557,000, respectively.

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

In connection with the issuance of the warrants to acquire the 2,634,211 AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying consolidated balance sheet under non-current Restricted cash and investments.  We also hold an additional 50,000 shares of AVI, which are included in the accompanying balance sheets in Investment in stock of related parties. We continue to hold all of the pledged and unpledged AVI Shares and reflect temporary changes in those share values in accumulated other comprehensive loss. During 2004 we recorded a write-down of $7,851,000 related to an other than temporary decline in the value of our investment in AVI. We had no such write downs in 2005 or 2003.

During the years ended December 31, 2004 and 2003, we issued 4,750,000 and 3,889,000 shares of our common stock, respectively, in payment of principal and interest on the February and June Notes. As of December 31, 2004, all principal from both the February Notes and June Notes had been repaid.

In connection with the February and June convertible note transactions, we recorded prepaid financing costs related to the placement agent fees, legal fees, and other cost associated with the transactions. During the years  ended December 31, 2004 and 2003, we recorded amortization of the prepaid financing costs totaling $1,811,000 and $3,064,000, respectively, to interest expense. At December 31, 2004, all prepaid financing costs had been fully amortized and no expenses were recorded during the year ended December 31, 2005.

Also in connection with the February and June convertible note transactions, we recorded deemed discounts on the convertible debt. During the years ended December 31, 2004 and 2003, we recorded amortization of the deemed discount on convertible debt of $12,657,000 and $13,738,000, respectively. At December 31, 2004, the deemed discount on convertible debt had been fully amortized and no expenses were recorded during the year ended December 31, 2005.

7. Acquisition and Transfer Agreements

Daunorubicin Transfer Agreement

We received approval of an Abbreviated New Drug Application (“ANDA”) for generic daunorubicin in 2001. In April 2005, we executed a transfer agreement with American Pharmaceutical Partners, Inc.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Acquisition and Transfer Agreements (Continued)

whereby we transferred the ANDA and all rights, title, and interest in the product for $590,000. We recorded this amount as other revenue during the year ended December 31, 2005.

Pfizer Inc.—Nipent European Marketing Rights

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period, to Cost of product revenue. During the years ended December 31, 2005 and 2004, we have recorded amortization of $387,000 and $323,000, respectively.

Peregrine Pharmaceuticals—VEGF License

In February 2001, we completed a transaction to license a platform drug-targeting technology known as Vascular Targeting Agent from Peregrine Pharmaceuticals (“Peregrine”), formerly known as Techniclone Corp. The licensed technology is specifically related to Vascular Endothelial Growth Factor (“VEGF”). The agreement required an up-front payment of $600,000, which included the acquisition of 150,000 shares of Peregrine. These shares are carried as part of Marketable Securities—non-current.

The terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million. No milestone or royalty payments have been made under the agreement to date. In addition, we are required to pay Peregrine an annual license fee of $200,000 per year until the first filing of an Investigational New Drug Application (“IND”) utilizing the licensed patents. During the year ended December 31, 2005, we paid Peregrine $200,000 in cash in connection with this agreement. During the years ended December 31, 2004 and 2003, we paid the annual license fees of $200,000 to Peregrine in shares of our common stock. We issued Peregrine 18,454 and 61,653 shares of unregistered stock in 2004 and 2003, respectively, which were calculated based on the average price of our common stock during the 30-day period preceding the payment date. The annual license fees paid to Peregrine have been charged to Research and development expense.

Clayton Foundation for Research—Inhaled Drugs

In December 1999, we entered into a licensing and research agreement with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the licensing agreement, we acquired worldwide rights to inhaled versions of formulations of camptothecins, including Orathecin™.

During the years ended December 31, 2004 and 2003, we recorded expenses of $100,000 each year in connection with the research agreement, which we charged to Research and development expense.

In April 2005, we terminated the licensing and research agreement with the Clayton and Research Development Foundations. We did not record any expenses in the year ended December 31, 2005 in connection with this agreement, and we have no further obligations under this agreement.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Acquisition and Transfer Agreements (Continued)

Stehlin Foundation—Orathecin

In September 1997, we acquired exclusive worldwide rights to a patented anticancer compound, Orathecin, from the Stehlin Foundation for Cancer Research (“Stehlin”). We agreed to make monthly cash payments to Stehlin until the earlier of the date of FDA marketing approval of Orathecin or four years. Our agreement with Stehlin also called for additional payments in SuperGen common stock upon the achievement of specified milestones and royalties on any product sales.

In November 1999, we amended our agreement with Stehlin to broaden the definition of licensed compounds to include certain analogues of Orathecin. Under this amendment, we are required to seek commercial applications for Orathecin. Under the original agreement and amendment, we were required to pay Stehlin approximately $9.6 million for research and must make cash royalty payments and cash or stock milestone payments to Stehlin as we develop and commercialize Orathecin. In accordance with these agreements, we have paid Stehlin all of the $9.6 million required for research, concluding with a payment of $800,000 in 2003.  During the year ended December 31, 2004, we filed a New Drug Application (“NDA”) for Orathecin with the FDA. This triggered a required milestone payment to Stehlin of $500,000. We made the milestone payment through the issuance of 63,969 shares of unregistered common stock, which was calculated based on the average trading price of our stock during the 30-day period preceding the payment date. There were no payments to Stehlin during the year ended December 31, 2005.

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

In March 2002, SuperGen and Abbott mutually terminated the Common Stock and Option Purchase Agreement and the Worldwide Sales, Distribution and Development Agreement. We regained all marketing rights to Orathecin worldwide. In connection with this termination agreement, we agreed to reimburse Abbott for development work they completed on our behalf, which included a final payment to Abbott of $370,000 in 2003.

In December 1999, we also entered into a Nipent distribution agreement with Abbott. Beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retained U.S. marketing rights for Nipent. Under this agreement, Abbott made a $5 million cash payment to the Company in January 2000. This amount was included in deferred revenue and was being amortized to distribution revenue ratably over 60 months through December 2002.

In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for this right to terminate the Nipent distribution agreement at our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Termination of Agreements with Abbott Laboratories (Continued)

to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the year ended December 31, 2005.

9. Related Party Transactions

EuroGen Pharmaceuticals Ltd.

In September 2001, we entered into a Supply and Distribution Agreement with EuroGen Pharmaceuticals Ltd., a company incorporated and registered in England and Wales. Under the agreement, we granted EuroGen the exclusive European and South African rights to promote and sell certain of our existing generic and other products or compounds. The agreement also establishes a process for granting EuroGen rights to sell additional products in Europe and South Africa, subject to our compliance with our other existing licensing and distribution arrangements. After complying with these existing obligations, we will be required to offer EuroGen the option to obtain European and South African rights to our future products. EuroGen will seek and pay for all necessary regulatory approvals and authorizations necessary for the commercial sale of the products in the territories where they market and sell the products. In December 2002, we became 95% owners of EuroGen. The remaining 5% is owned by Larry Johnson, the President and CEO of EuroGen.  The results of EuroGen are included in our consolidated operations in Selling, general and administrative expenses. During the years ended December 31, 2005, 2004, and 2003, we have recorded expenses of $3,170,000, $2,269,000 and $325,000, respectively, related to EuroGen.

KineMed, Inc.

In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc. (“KineMed”), a start-up biotech company. In March 2003, we made an additional equity investment of $30,000 to acquire an additional 15,000 shares. The president and chief executive officer of KineMed is a former director of SuperGen. Our current president and chief executive officer is a member of the board of directors of KineMed. We accounted for this investment under the cost method as our ownership is less than 20% of KineMed’s outstanding shares. At December 31, 2004, this investment was included on the balance sheet in Investment in stock of related parties. During 2005, we determined that the value of this investment was impaired due to the uncertain viability of KineMed as a going concern. As a result, the entire cost of the investment of $180,000 was charged to Selling, general, and administrative expense in 2005.

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

In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI’s oncology compounds and an option to acquire an additional 10% of AVI’s common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI’s common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI’s outstanding shares and is classified as available-for-sale. No value has been ascribed to the option as neither of the measurements have been achieved as of December 31, 2005.

Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. In 2003 and 2002, we recorded $144,000 and $421,000, respectively, in research and development expenses for Avicine. At December 31, 2005, the sum of these expenses, or $565,000, was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

Quark Biotech, Inc.

Our current president and chief executive officer is a former director and our former president and chief executive officer is currently a director and both are stockholders of Quark Biotech, Inc. (“QBI”), a privately-held development stage biotechnology company. In June 1997, we made an equity investment of $500,000 in QBI’s preferred stock, which represents less than 1% of the company’s outstanding shares as of December 31, 2001. Our investment in QBI is carried at cost and is included in “Investment in stock of related parties.”

In January 2002, we subleased a portion of our laboratory space to QBI. During 2003 we collected $56,000  in sublease income from QBI. The initial term of the sublease expired on December 31, 2002, but we continued to sublease the space to QBI on a month-to-month basis until August 2003.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions (Continued)

The Kriegsman Group

In March 2001, we retained The Kriegsman Group to render advice and assistance with respect to financial consulting and public relations services. On July 25, 2002, our former president and chief executive officer and board member through 2004 became a member of the board of directors of CytRx Corp. Steven Kriegsman, the president of The Kriegsman Group, is also a significant shareholder and president and chief executive officer of CytRx Corp. See Note 3 and 5 for discussion of cash and warrants granted to the Kriegsman Group and the accounting treatment of each transaction. We also paid The Kriegsman Group consulting fees of $220,000 in 2003. No consulting fees were paid to Kriegsman in 2005 or 2004.

Other

At December 31, 2005, we owned 10% of a privately-held company performing research and development work almost exclusively for SuperGen as well as selling SuperGen certain research supplies. The president of this company and our former president and chief executive officer and board member through 2004 are currently partners in a new business enterprise. We paid this company $150,000 in 2004 and $371,000 in 2003 for services and supplies. There were no payments to this company in 2005. We carry our investment in this company at no value.

At December 31, 2005 and 2004, we have $52,000, and $93,000, respectively, in receivables due from related parties. The receivables consist of advances or loans to employees.

10. Commitments and Contingencies

We lease our primary administrative facility under a 10 year non-cancellable operating lease, which may be renewed for an additional five-year period. The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $2.7 million in certificates of deposit. The certificates of deposit are included in the balance sheet under Restricted cash and investments. Upon achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination.

We are also leasing additional office space in a building adjacent to our laboratory facility under two leases which both terminate in June 2006. Both spaces have been subleased under non-cancellable leases terminating at the same time as our master lease.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Future minimum rentals and sublease income under all operating leases with terms greater than one year are as follows (in thousands):

	Minimum rental obligations	Sublease income
Year ending December 31,
2006	$2,280	$163
2007	2,213	—
2008	2,297	—
2009	2,347	—
2010 and thereafter	2,166	—
	$11,303	$163

Rent expense was $2,014,000 in 2005, $2,034,000 in 2004, and $1,985,000 in 2003. These amounts were net of sublease income of $326,000 in 2005, $323,000 in 2004, and $393,000 in 2003.

We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2005.

We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. No such payments were required as of December 31, 2005.

11. Income Taxes

For financial reporting purposes, our net loss included the following components (in thousands):

	Year ended December 31,
	2005	2004	2003
Net Loss:
United States	$(11,312)	$(44,591)	$(53,145)
Foreign	(3,170)	(2,269)	(325)
	$(14,482)	$(46,860)	$(53,470)

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

We have incurred net losses since inception and, consequently, have not recorded any federal or state income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carryforwards	$112,547	$107,237
Purchased in-process technology	5,761	6,477
Research and development credit carryforwards	9,619	8,899
Capitalized research and development	6,123	7,395
Investments	9,290	6,992
Other	1,686	1,062
	145,026	138,062
Valuation allowance	(145,026)	(138,062)
Net Deferred Tax Assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,964,000 during 2005, by $23,200,000 during 2004, and by $17,015,000 during 2003.

As of December 31, 2005 we have net operating loss carryforwards for federal income tax purposes of approximately $304,788,000 which expire in the years 2006 through 2025, and federal research and development credit carryforwards of approximately $7,946,000, which expire in the years 2008 through 2025.

As of December 31, 2005, we also have net operating loss carryforwards for California state income tax purposes of approximately $102,281,000, which expire in the years 2006 through 2015, California state research and development tax credits of approximately $7,507,000, which do not expire, and California manufacturer’s investment credit of approximately $4,600, which expires in the year 2007.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

12. Employee Benefit Plans

We have adopted a 401(k) Profit Sharing Plan (the “401(k) Plan”) for all eligible employees with a minimum of two months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched by the Company, up to 3% of each participant’s annual compensation. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $212,000 in 2005, $222,000 in 2004, and $300,000 in 2003.

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

In 2005, we issued 26,980 and 24,580 shares through the ESPP at $3.98 and $3.95, respectively. In 2004, we issued 31,685 and 29,372 shares through the ESPP at $6.15 and $5.00, respectively. In 2003, we issued 37,065 and 45,746 shares through the ESPP at $3.59 and $3.82, respectively. As of December 31, 2005, 127,253 shares are reserved for future issuance under the ESPP.

13. Quarterly Financial Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2005
Net product revenue	$1,015	$3,625	$5,457	$5,963
Cost of product revenue	300	700	736	1,315
Net loss.	(6,903)	(1,888)	(2,078)	(3,613)
Basic and diluted net loss per share	(0.13)	(0.04)	(0.04)	(0.07)
2004
Net product revenue	$1,098	$2,636	$3,909	$5,484
Cost of product revenue.	551	1,196	1,168	1,221
Net income (loss)	(18,735)	(21,312)	(12,356)	5,543
Basic net income (loss) per share	(0.48)	(0.48)	(0.27)	0.11
Diluted net income (loss) per share	(0.48)	(0.48)	(0.27)	0.11

14. Subsequent Event—Agreement to Acquire Montigen Pharmaceuticals, Inc.

On January 27, 2006, we announced that we have entered into a definitive agreement to acquire Montigen Pharmaceuticals, Inc. (“Montigen”), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB™, and late-stage pre-clinical compounds targeting aurora-A kinase and members of the tyrosine kinase receptor family. One of the Montigen compounds is expected to be the subject of a pre-IND meeting with the FDA later this year.

Pursuant to the terms of the agreement, we will pay the Montigen stockholders a total of $18.0 million upon the closing of the transaction, consisting of $9.0 million in cash and $9.0 million in shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. Completion of the acquisition will be subject to approval by the Montigen stockholders, customary closing conditions, and the issuance of a permit from the Commissioner of Corporations for the State of California so that the issuance of the shares of SuperGen common stock will be exempt from registration under the Securities Act of 1933. The proposed transaction is expected to close in late March 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JAMES S.J. MANUSO	Chief Executive Officer, President and	March 16, 2006
(James S.J. Manuso)	Director (Principal Executive Officer)
/s/ MICHAEL MOLKENTIN	Chief Financial Officer (Principal Financial	March 16, 2006
(Michael Molkentin)	and Accounting Officer)
/s/ CHARLES CASAMENTO	Director	March 16, 2006
(Charles J. Casamento)
/s/ THOMAS V. GIRARDI	Director	March 16, 2006
(Thomas V. Girardi)
/s/ ALLAN R. GOLDBERG	Director	March 16, 2006
(Allan R. Goldberg)
/s/ WALTER J. LACK	Director	March 16, 2006
(Walter J. Lack)
/s/ MICHAEL D. YOUNG	Director	March 16, 2006
(Michael D. Young)

S-1