Form 10-Q
period 2006-03-31
SUPERGEN INC
filed 2006-05-10
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 5, 2006 was 53,461,170.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,422	$47,664
Accounts receivable, net	675	5,576
Development revenue receivable from MGI PHARMA, Inc	—	550
Inventories	1,320	1,439
Prepaid expenses and other current assets	1,796	1,407
Total current assets	52,213	56,636
Marketable securities, non-current	238	147
Investment in stock of related parties	880	673
Due from related parties, non-current	52	52
Property, plant and equipment, net	2,760	2,907
Goodwill	731	731
Other intangibles, net	194	290
Restricted cash and investments, non-current	20,455	11,805
Other assets	30	30
Total assets	$77,553	$73,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,532	$3,391
Derivative liability	8,143	1,817
Payable to AVI BioPharma, Inc.	565	565
Accrued payroll and employee benefits	2,421	2,269
Total current liabilities	13,661	8,042
Deferred rent	965	972
Total liabilities	14,626	9,014
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 51,825,544 and 51,710,912 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	52	52
Additional paid in capital	410,577	409,365
Accumulated other comprehensive gain	12,496	2,850
Accumulated deficit	(360,198)	(348,010)
Total stockholders’ equity	62,927	64,257
Total liabilities and stockholders’ equity	$77,553	$73,271

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Net product revenue	$2,884	$1,015
Development and license revenue from MGI PHARMA, Inc.	—	3,225
Distribution agreement revenue	—	167
Total revenues	2,884	4,407
Costs and operating expenses:
Cost of product revenue	548	300
Research and development	3,021	5,124
Selling, general, and administrative	6,493	6,258
Total costs and operating expenses	10,062	11,682
Loss from operations	(7,178)	(7,275)
Interest income	536	372
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	780	—
Change in valuation of derivatives	(6,326)	—
Net loss	$(12,188)	$(6,903)
Basic and diluted net loss per common share	$(0.24)	$(0.13)
Weighted average shares used in basic and diluted net loss per common share calculation	51,758	51,142

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(12,188)	$(6,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	156	218
Amortization of intangible assets	96	96
Amortization of deferred revenue	—	(2,476)
Change in valuation of derivatives	6,326	—
Stock compensation expense	671	298
Gain on disposition of investment in AVI BioPharma stock	(780)	—
Cash option paid in termination of distribution agreement	—	(1,500)
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	5,451	15,973
Inventories	119	27
Prepaid expenses and other assets	(389)	(670)
Due from related parties	—	4
Restricted cash and investments	(22)	(14)
Accounts payable and other liabilities	(714)	(1,020)
Deferred revenue	—	(167)
Net cash provided by (used in) operating activities	(1,274)	3,866
Investing activities:
Purchases of marketable securities	—	(10,290)
Sales or maturities of marketable securities	1,500	10,146
Purchases of property and equipment	(9)	(35)
Net cash provided by (used in) investing activities	1,491	(179)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	541	63
Net cash provided by financing activities	541	63
Net increase in cash and cash equivalents	758	3,750
Cash and cash equivalents at beginning of period	47,664	38,394
Cash and cash equivalents at end of period	$48,422	$42,144

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE 2.   STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

Stock Option Plans.   We have 12,263,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans, including our 2003 Stock Plan and 1996 Directors’ Stock Option Plan. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

Employee Stock Purchase Plan   We also have an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began November 15, 2005 and is scheduled to end on May 12, 2006. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), we were not required to recognize stock-based compensation expense for the cost of stock

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

options or shares issued under the Company’s ESPP. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

As a result of the January 1, 2006 adoption of SFAS 123R, we recognized $690,000 in stock based compensation expense for the three months ended March 31, 2006. Had we continued to account for share-based compensation under APB 25, our basic and diluted net loss per common share for the three months ended March 31, 2006 would have been $(0.22), compared to reported basic and diluted net loss per common share of $(0.24).

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.60%	4.18%
Dividend yield	—	—
Expected volatility	64.58%	82.40%
Expected life (in years)	5.18	5.00

Upon the adoption of SFAS 123R in 2006 we changed our method of computing expected volatility to include a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We could not rely exclusively on implied volatility because options on SuperGen stock with remaining terms of greater than one year are not regularly traded in the market. In prior years, we calculated the fair value of stock awards using only historical volatility dating back to 1996. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

A summary of the Company’s stock option activity as of March 31, 2006, and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	6,549,725	$9.07
Granted	447,500	$5.07
Exercised	(114,632)	$4.72
Forfeited	(514,938)	$6.48
Balance at March 31, 2006	6,367,655	$9.08	6.55	$3,347,000
Vested or expected to vest at March 31, 2006	6,193,139	$9.13	6.48	$3,280,000
Exercisable at March 31, 2006	4,491,751	$9.53	5.77	$2,772,000

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $3.02. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2006 was $45,000 and the total amount of cash received from exercise of these options was $541,000.

As of March 31, 2006, there was $5,982,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 2.47 years. The total fair value of shares vested during the three months ended March 31, 2006 was $504,000. We expect approximately 1,701,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS 123R in the first quarter of 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

Three months ended March 31, 2005
(Revised)
Net loss, as reported	$(6,903)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	268
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(3,244)
Pro forma net loss	$(9,879)
Basic and diluted net loss per common share:
As reported	$(0.13)
Pro forma	$(0.19)

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

During the preparation of the notes to the condensed consolidated financial statements for the quarter ended March 31, 2006, we determined that the calculation of our pro-forma net loss reported under SFAS 123 for the year ended December 31, 2005, as previously reported, was understated as a result of our having inadvertently excluded the fair value of (and, therefore, the amortization expense related to) options granted to members of our Board of Directors during 2002 through 2005. Accordingly, pro-forma expense for each of the 2005 quarterly periods ended March 31, June 30, September 30 and December 31 were understated by $76,000, $82,000, $120,000, and $120,000, respectively, or $398,000 for the year ended December 31, 2005. These revisions had no effect on our previously reported consolidated results of operations or financial condition.

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

The following is a summary of available-for-sale securities as of March 31, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$45,163	$9	$(1)	$45,171
Marketable equity securities	5,846	12,488	—	18,334
Total	$51,009	$12,497	$(1)	$63,505

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The available-for-sale securities are classified on the balance sheet as of March 31, 2006 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$45,163	$9	$(1)	$45,171
Amounts included in investment in stock of related parties	120	260	—	380
Amounts included in restricted cash and investments	5,602	12,114	—	17,716
Marketable securities, non-current	124	114	—	238
Total	$51,009	$12,497	$(1)	$63,505

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	March 31, 2006	December 31, 2005
Debt securities due in one year or less	$45,171	$44,690
Marketable equity securities	18,334	9,407
Total	$63,505	$54,097

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$67	$67
Work in process	463	197
Finished goods	790	1,175
	$1,320	$1,439

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase the 2,634,211 shares of AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the three months ended March 31, 2006, we recorded a change in the value of this derivative of $6,326,000. There was no change in the value of this derivative

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(Unaudited)

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL (Continued)

during the three months ended March 31, 2005. During the three months ended March 31, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received.

In connection with the issuance of the warrants to acquire the AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying balance sheet under non-current Restricted cash and investments. We also hold an additional 50,000 shares of AVI, which are included in the accompanying balance sheet in Investment in stock of related parties. We continue to hold the remaining 2,334,211 pledged and 50,000 unpledged AVI Shares and reflect temporary changes in those share values as part of accumulated other comprehensive gain or loss in stockholders’ equity.

NOTE 6.   STOCK PURCHASE AND LICENSE AGREEMENTS WITH MGI PHARMA, INC.

In August 2004, we entered into three agreements with MGI PHARMA, Inc., a Minnesota corporation (“MGI”): (1) a common stock purchase agreement, (2) a license agreement relating to Dacogen™ (decitabine), and (3) an investor rights agreement. The agreements became effective on September 21, 2004. Dacogen is our investigational anti-cancer therapeutic which was recently approved by the United States Food Drug Administration (“FDA”) for the treatment of patients with myelodysplastic syndrome (“MDS”). Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications.

In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant at $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue was amortized to license revenue over 15 months, which is the period of time in which our development obligations for Dacogen transferred to MGI. During the three months ended March 31, 2005, we recorded amortization of deferred revenue of $2,476,000. The deferred revenue was fully amortized at December 31, 2005, so we had no amortization during the three months ended March 31, 2006.

Under the terms of the license agreement, MGI was obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we received marketing authorization. In the three months ended March 31, 2005, we recognized $749,000 of development revenue relating to the

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(Unaudited)

NOTE 6.   STOCK PURCHASE AND LICENSE AGREEMENTS WITH MGI PHARMA, INC. (Continued)

reimbursement under this agreement. We had no similar revenue during the three months ended March 31, 2006.

NOTE 7.   ACQUISITION OF NIPENT EUROPEAN MARKETING RIGHTS

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent®, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $806,000 and $420,000 at March 31, 2006 and March 31, 2005, respectively.

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

In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for the right to terminate the Nipent distribution agreement at our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000 to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the three month period ending March 31, 2005. We had no similar revenue during the three month period ending March 31, 2006.

NOTE 9.   COMPREHENSIVE LOSS

For the three months ended March 31, 2006 and 2005, total comprehensive losses amounted to $2,542,000 and $6,470,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. We recorded unrealized gains on investments of $9,646,000 and $433,000 for the three months ended March 31, 2006 and 2005, respectively.

NOTE 10.   BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the quarter. As we have reported operating losses in each period, the

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2006
(Unaudited)

NOTE 10.   BASIC AND DILUTED NET LOSS PER SHARE (Continued)

effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

The computation of diluted net loss per share for the three months ended March 31, 2006 and 2005 excludes the impact of the following (in thousands):

	March 31,
	2006	2005
Options to purchase common stock	6,368	6,828
Warrants to purchase common stock	6,725	7,183

NOTE 11.   SUBSEQUENT EVENTS

Acquisition Of Montigen Pharmaceuticals, Inc.

On January 27, 2006, we announced that we had entered into a definitive agreement to acquire Montigen Pharmaceuticals, Inc. (“Montigen”), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB™, and late-stage pre-clinical compounds targeting aurora-A kinase and members of the tyrosine kinase receptor family. One of the Montigen compounds is expected to be the subject of a pre-IND meeting with the FDA later this year.

The transaction closed on April 4, 2006. Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $18.0 million upon the closing of the transaction, consisting of $9.0 million in cash and 1,625,626 shares of SuperGen common stock at an average price of $5.50 per share. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. We received a permit from the Commissioner of Corporations for the State of California so that the issuance of the shares of SuperGen common stock are exempt from registration under the Securities Act of 1933.

FDA Approval of Dacogen

On May 3, 2006, the FDA approved Dacogen for the treatment of patients with MDS. In accordance with our license agreement with MGI (see Note 6 above), MGI is obligated to pay us a milestone payment of $20.0 million upon first commercial sales of Dacogen in the United States.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about becoming profitable; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the “Risk Factors” section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section below as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

We are a pharmaceutical company dedicated to the discovery, acquisition, rapid development and commercialization of therapies for solid tumors, hematological malignancies and blood disorders. In addition, we have a number of aurora-A tyrosine kinase inhibitors and DNA methyltransferase preclinical products under development. Our strategy is to commercialize products by minimizing the time, expense and technical risk associated with drug research through identifying and acquiring pharmaceutical compounds. Our primary objective is to become a leading supplier of therapies for solid tumors, hematological malignancies, and blood disorders.

Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Currently we have three key compounds, Dacogen, Orathecin, and Nipent, that have been the focus of our efforts.

Dacogen.   Our original submission for Dacogen was accepted for filing by the United States Food and Drug Administration (“FDA”) on December 31, 2004. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provided that Dacogen was approvable pending the FDA’s review of a requested analysis of the transfusion requirements of patients enrolled in the completed Phase III trial, submission of certain other information, and completion of labeling discussions. We completed the collection and analysis of the data requested by the FDA and submitted our response to the Approvable Letter on November 15, 2005. On December 15, 2005, the FDA accepted our resubmission as a complete response to the Approvable Letter. The resubmission was classified by the FDA as a Class 2 response, and the FDA established a user fee goal date to review the response by May 15, 2006.   On May 3, 2006, the FDA approved Dacogen for the treatment of patients with myelodysplastic syndromes (“MDS”).

Our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted a Marketing Approval Authorization (“MAA”) for Dacogen to the European Medicines Agency (“EMEA”), which submission was accepted for review on October 25, 2004. Our partner MGI PHARMA, Inc. (“MGI”) and SuperGen determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we withdrew the MAA for Dacogen in November 2005. MGI is continuing to evaluate the registration strategy for Dacogen in Europe.

In September 2004, we executed a definitive agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $12.5 million of these milestones. Now that Dacogen is approved, we will receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. In accordance with our license agreement with MGI, they are obligated to pay us a milestone payment of $20.0 million upon first commercial sale of Dacogen in the U.S. MGI also committed to fund further development costs associated with Dacogen at a minimum of $15.0 million over a three year period.

Orathecin.   In January 2004 we submitted a new drug application (“NDA”) under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. After further discussions and feedback with both the FDA and consultants helping us dialog with the FDA, we determined the package for Orathecin was not sufficient to gain approval in the United States and we withdrew the NDA in January 2006. In April 2006, we concluded a Phase II clinical trial to study Orathecin plus gemcitabine as a first-line combination therapy for advanced pancreatic cancer patients who have not undergone chemotherapy. The protocol included a prospectively defined interim analysis to estimate median survival. The study did not meet the pre-specified threshold for median survival in order to proceed to a Phase III randomized study. We are working with clinical advisors, investigators, and potential partners to evaluate the best options for Orathecin that will maximize the product’s potential to help patients in need and realize its commercial value for our stockholders.

In July 2004, we submitted a MAA to the EMEA seeking approval of Orathecin. Based on extensive discussions with the EMEA, we withdrew the MAA in January 2006.

Nipent.   Nipent is approved by the FDA and EMEA for the treatment of hairy cell leukemia and is marketed by us in the United States and distributed in Europe. Nipent has also shown promise in other diseases and we are conducting a series of post-marketing Phase IV clinical trials for chronic lymphocytic leukemia (“CLL”), non-Hodgkin’s lymphoma (“NHL”), cutaneous and peripheral T-cell lymphomas and graft-versus-host disease (“GvHD”).

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

Montigen Acquisition.   On January 27, 2006, we announced that we had entered into a definitive agreement to acquire Montigen Pharmaceuticals, Inc. (“Montigen”), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB™, and late-stage pre-clinical compounds targeting aurora-A kinase and members of the tyrosine kinase receptor family. We expect one of the Montigen compounds to be the subject of a pre-IND meeting with the FDA later this year.

The transaction closed on April 4, 2006. Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $18.0 million upon the closing of the transaction, consisting of $9.0 million in cash and 1,625,626 shares of SuperGen common stock at an average price of $5.50 per share. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. We received a permit from the Commissioner of Corporations for the State of California so that the issuance of the shares of SuperGen common stock are exempt from registration under the Securities Act of 1933.

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

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $360.2 million through March 31, 2006, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2007.

Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI’s success in commercializing Dacogen, increases in sales and marketing expenses related to the launch of new products and our ability to control our ongoing costs and operating expenses. If the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Critical Accounting Policies

Our management discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, intangible assets, valuation of investments and derivative instruments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2005 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first three months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Expected volatility is now determined based on a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. The expected life of our stock options is based on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of March 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that

As of March 31, 2006, there was $5,982,000 of total unrecognized compensation cost related to unvested share based awards. This cost is expected to be recognized over a weighted average period of 2.47 years. We expect approximately 1,701,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. In January 2006, 300,000 of these warrants were exercised. As of March 31, 2006, we owned 2,334,211 shares of AVI to cover the remaining outstanding warrants. These warrants are considered to be a derivative and have been recorded on the balance sheet at estimated fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the estimated fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The estimated fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. These assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005:

	Three months ended
	March 31,		Change
Revenues	2006	2005	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$2,884	$1,015	$1,869	184.1%
Development and license revenue	—	3,225	(3,225)	(100.0)
Distribution agreement revenue	—	167	(167)	(100.0)

The increase in net product revenue for the period ended March 31, 2006 was due primarily to higher unit sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. Net Nipent sales increased to $2,483,000 in the three months ended March 31, 2006, compared to $838,000 in the three months ended March 31, 2005. Neither period included sales to Europe. Unlike our Nipent sales efforts in the U.S. market where we call on clinicians directly, our role in Europe has been limited to that of a supplier. As such, we have not had a direct influence on Nipent sales at the clinical level, making the timing and magnitude of European sales difficult to predict and dependent on the efforts of our European distributor.

Development and license revenue for the period ended March 31, 2005 relates to our license agreement entered into with MGI in September 2004. Development and license revenue included $2,476,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $749,000 related to reimbursement of Dacogen development and allocated overhead costs. We had no similar revenue during the period ended March 31, 2006.

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

	Three months ended
	March 31,		Change
Costs and operating expenses	2006	2005	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$548	$300	$248	82.7%
Research and development	3,021	5,124	(2,103)	(41.0)
Selling, general and administrative	6,493	6,258	235	3.8

Cost of product revenue as a percentage of net product revenue was 19% in the first quarter of 2006 compared to 30% in the same period in 2005. The decrease for the period ended March 31, 2006 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin, and an improvement of manufacturing yield, which resulted in lower per unit manufacturing costs. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

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

The increase in selling, general and administrative expenses for the period ended March 31, 2006 relates primarily to higher general and administrative expenses relating to the recording of stock compensation expense, offset by lower sales and marketing costs.

	Three months ended
	March 31,		Change
Other income (expense)	2006	2005	Dollar	Percent
	(Dollars in thousands)
Interest income	$536	$372	$164	44.1%
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	780	—	780	—
Change in valuation of derivatives	(6,326)	—	(6,326)	—

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the period ended March 31, 2006, compared to the same period in 2005.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. During the three months ended March 31, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price.

The warrants issued in the June 2003 convertible debt transaction represent a derivative instrument and are revalued each quarter using the Black-Scholes pricing model. During the first quarter of 2006, the value of this derivative had increased by $6,326,000, due to an increase in the market value of the underlying shares of AVI at March 31, 2006. In the first quarter of 2005, there was no change in the value of this derivative.

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $48,660,000 at March 31, 2006 compared to $47,811,000 at December 31, 2005. In addition, we held 2,384,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,334,211 AVI shares at $5.00 per share. The AVI shares had a market value of $18,096,000 at March 31, 2006, although if all the outstanding warrants to purchase AVI shares were exercised, we would only receive proceeds of $11,671,100 for the AVI shares we hold as security for these warrants, regardless of the market value of the AVI shares. The AVI shares are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

Net cash used in operating activities was $1,274,000 in the first quarter of 2006, and consisted primarily of the net loss of $12,188,000, offset by an increase in the valuation of derivatives of $6,326,000 and a decrease in accounts receivable of $5,451,000. Net cash provided by operating activities was $3,866,000 in the first quarter of 2005, consisting primarily of the net loss of $6,903,000, plus non-cash amortization of deferred revenue of $2,476,000 from the MGI payment received in September 2004, cash fee of $1,500,000 paid to Abbott to terminate our U.S. Nipent distribution agreement, an increase in accounts payable and other liabilities of $1,020,000, offset by a decrease in accounts receivable of $15,973,000, primarily due to the receipt of milestone and development funds from MGI during the quarter.

Net cash provided by investing activities was $1,491,000 in the first quarter of 2006, and related primarily to the proceeds of $1,500,000 from disposition of shares of AVI BioPharma as a result of the exercise of warrants. Net cash used in investing activities was $179,000 in the first quarter of 2005, and consisted of $10,146,000 in proceeds from the sale or maturity of marketable securities, offset by $10,290,000 from the purchase of marketable securities.

Net cash provided by financing activities was $541,000 in the first quarter of 2006, and consisted of proceeds from the exercise of stock options. Net cash provided by financing activities was $63,000 in the first quarter of 2005, and consisted of proceeds from exercises of stock options.

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

We believe that our need for additional funding will increase in the future and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through the end of 2006.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and are valued each period using the Black-Scholes method. On March 31, 2006, the value of the derivative had increased to $8.1 million, based on 2,334,211 warrants still outstanding. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

Risks Related to Dacogen and Nipent

Dacogen may not be commercially successful

Even though Dacogen has recently been approved in the United States and even if it receives regulatory approval in Europe at a future date, patients and physicians may not readily accept it, which would result in lower than projected sales and substantial harm to our business through the receipt of lower royalty revenue from MGI. In addition, pursuant to our license agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain commercialization milestones. If these commercialization milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

If we do not receive regulatory approval for Dacogen in Europe, our future revenues may be limited and our business would be harmed.

Our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an MAA for Dacogen to the EMEA, which submission was accepted for review on October 25, 2004. MGI and SuperGen determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we withdrew the MAA for Dacogen in November 2005.

MGI and SuperGen will continue to work with European regulatory authorities to determine the information required to support a resubmission of the application, and anticipate resubmitting the application at a later date. MGI anticipates that next steps in the European regulatory strategy may be finalized in collaboration with a partner, but if this collaboration does not happen and/or Dacogen is never approved in Europe, our business will be harmed.

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

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $360.2 million from inception through March 31, 2006, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2007 and may never achieve profitability.

Whether we achieve profitability depends primarily on the following factors:

•       our ability to obtain regulatory approval for Dacogen in Europe and the successful commercialization of Dacogen in the United States by MGI;

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

•       costs and expenses associated with entering into licensing and other collaborative agreements; and

•       delays in production of Dacogen or inadequate commercial sales of other products, after regulatory approvals have been received.

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

We will continue to spend substantial resources on expanding our product pipeline, strengthening our commercialization efforts for our existing products, developing new avenues of revenue for Nipent, scaling-up of European operations, selling and distributing our existing and future products, and conducting research and development, including clinical trials for other products and product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures through 2006. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

Our collaborative relationship with MGI may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

In addition to raising money by selling our equity securities to MGI in connection with the license agreement, we also expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because we are unable to secure regulatory approval of Dacogen in Europe or Asia or due to MGI’s inability to expend the resources to commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement contemplates that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will ever receive these payments, as MGI may choose not to sublicense Dacogen at all, nor can we be assured that MGI will expend the resources to sell Dacogen worldwide, or be successful in doing so.

Our equity investment in AVI exposes us to equity price risk and any impairment charge would affect our results of operations.

We are exposed to equity price risk on our equity investment in AVI. Currently we own 2,384,211 shares of AVI. During the year ended December 31, 2004, we recorded a write-down of $7.9 million related to an other than temporary decline in the value of our equity investment in AVI, resulting in a reduction of our cost basis in the AVI shares. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of June 30, 2004, the AVI shares had been trading below our original cost basis for more than six months. Since there was no compelling evidence to the contrary, we recorded the impairment charge of $7.9 million in our results of operations. The amount of the charge was based on the difference between the market price of the shares as of June 30, 2004 and our adjusted cost basis. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

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

We have a portfolio of cancer drugs in various stages of development, including Nipent (Phase IV for indications other than hairy cell leukemia), Partaject busulfan (Phase I/II), and we have been conducting pre-clinical studies for VEGF and Cremophor-free paclitaxel. In addition, we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

Our clinical trials must be conducted in accordance with the FDA’s regulations and are subject to continuous oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource certain aspects of our research and development activities to contract research organizations (“CROs”). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practices (“GCPs”), regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practices (“GMPs”), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

Physicians may prescribe drugs for uses that are not described in a product’s labeling that differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved drugs for off-label uses, but they may disseminate to physicians articles published in peer-reviewed journals. To the extent allowed by law, we intend to disseminate peer-reviewed articles on our products to our physician customers. If, however, our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to enforcement action by the FDA. For example, in June 2005 we received a Warning Letter from the FDA regarding certain promotional materials we disseminated for Nipent. The FDA asserted that these materials were false or misleading because they failed to present any risk information, contained an unsubstantiated claim regarding the mechanism of action, and overstated the safety and efficacy of the drug. In response, we recalled these materials from the field and commenced modifying our internal procedures to ensure that future Nipent marketing materials and promotional activities meet regulatory requirements. We sent a corrective communication to physicians who received the violative Nipent materials. The FDA has accepted our remedial actions, nonetheless, any further Warning Letters or enforcement actions by the FDA could harm our reputation in the market, result in significant fines or have other affects that could harm our business.

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

Additional Risks Associated with Our Business

We recently acquired Montigen Pharmaceuticals, Inc. This transaction could disrupt our business and harm our financial condition if we are not able to integrate Montigen’s business and technology into ours, and the expected benefits of the combination may not materialize.

We recently acquired Montigen Pharmaceuticals, Inc. for cash and shares of our common stock valued at approximately $40.0 million, including $22.0 million contingent upon the achievement of specific regulatory milestones. The Montigen acquisition involves numerous risks, including problems combining the purchased operations or technologies, unanticipated costs and diversion of management’s attention from our core business. In addition, we may have to restructure aspects of our business in order to achieve anticipated synergies. There can be no assurance that we will be able to successfully integrate Montigen and its technology and personnel into our business. The failure to effectively manage the acquisition and integration of Montigen could disrupt our business and harm our financial results. Further, the transaction has diluted our existing stockholders’ percentage ownership and decreased our cash position.

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

We rely on third-party suppliers to provide us with numerous components used in our products under development. Relying on third-party suppliers makes us vulnerable to component failures and interruptions in supply, either of which could impair our ability to conduct clinical trials or to ship our products to our customers on a timely basis. Using third-party suppliers makes it difficult and sometimes impossible for us to maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our need for manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it difficult for us to effectively and efficiently manufacture our products, and could adversely impact our clinical trials, product development and sales of our products.

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

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval for products, or are developing or testing product candidates that compete directly with, our product candidates. For example, Berlex Laboratories’ fludarabine competes with Nipent in the leukemia market, and Dacogen faces potential competition from Pharmion’s Vidaza, which was approved by the FDA in the first half of 2004.

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

We developed, or are in the process of developing, and are planning to market several generic and proprietary formulation products based on existing compounds. Specifically, with respect to our generic products, we received approval of abbreviated NDA’s for our generic mitomycin for solid tumors for our generic paclitaxel.

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

Although no funds were spent in 2005 or 2006, we have previously spent approximately $6.4 million on developing and marketing our generic and proprietary formulation products. We have completed our pre-commercial investment in developing Mitozytrex, and as of now we have not committed to an internal budget for additional proprietary formulation development programs. In addition, we have no further generic drug development commitments, as we are focusing on developing our proprietary drug candidates.

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

SUPERGEN, INC.
Date:	May 10, 2006	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer
(Principal Financial and Accounting Officer)