Form 10-Q
period 2006-06-30
SUPERGEN INC
filed 2006-08-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See  definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 4, 2006 was 53,483,108.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$50,421	$47,664
Accounts receivable, net	2,914	5,576
Development revenue receivable from MGI PHARMA, Inc.	—	550
Inventories	807	1,439
Prepaid distribution and marketing rights	1,987	—
Prepaid expenses and other current assets	1,799	1,407
Total current assets	57,928	56,636
Marketable securities, non-current	245	147
Investment in stock of related parties	688	673
Due from related parties, non-current	43	52
Property, plant and equipment, net	3,217	2,907
Goodwill	731	731
Other intangibles, net	1,171	290
Restricted cash and investments, non-current	11,514	11,805
Other assets	35	30
Total assets	$75,572	$73,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,433	$3,391
Derivative liability	1,144	1,817
Payable to AVI BioPharma, Inc.	565	565
Deferred revenue	504	—
Accrued payroll and employee benefits	1,960	2,269
Total current liabilities	6,606	8,042
Deferred rent.	958	972
Total liabilities	7,564	9,014
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 53,483,108 and 51,710,912 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	53	52
Additional paid in capital	420,461	409,365
Accumulated other comprehensive gain	3,349	2,850
Accumulated deficit	(355,855)	(348,010)
Total stockholders’ equity	68,008	64,257
Total liabilities and stockholders’ equity	$75,572	$73,271

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Net product revenue	$3,984	$3,625	$6,868	$4,640
Development and license revenue from MGI PHARMA, Inc.	—	3,716	—	6,941
Distribution agreement and other revenue	—	590	—	757
Milestone revenue	20,000	—	20,000	—
Total revenues	23,984	7,931	26,868	12,338
Costs and operating expenses:
Cost of product revenue	847	700	1,395	1,000
Research and development	3,837	2,891	6,858	8,015
Selling, general, and administrative	6,066	7,139	12,559	13,397
Acquired in-process research and development	16,318	—	16,318	—
Total costs and operating expenses	27,068	10,730	37,130	22,412
Loss from operations	(3,084)	(2,799)	(10,262)	(10,074)
Interest income	462	411	998	783
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	—	—	780	—
Change in valuation of derivatives	7,000	500	674	500
Income (loss) before income tax	4,378	(1,888)	(7,810)	(8,791)
Income tax provision	(35)	—	(35)	—
Net income (loss)	$4,343	$(1,888)	$(7,845)	$(8,791)
Net income (loss) per common share:
Basic	$0.08	$(0.04)	$(0.15)	$(0.17)
Diluted	$0.08	$(0.04)	$(0.15)	$(0.17)
Weighted average shares outstanding:
Basic	53,187	51,183	52,477	51,162
Diluted	53,671	51,183	52,477	51,162

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Operating activities:
Net loss	$(7,845)	$(8,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	368	425
Amortization of intangibles and distribution and marketing rights	509	193
Amortization of deferred revenue	—	(4,952)
Change in valuation of derivatives	(674)	(500)
Stock compensation expense	1,474	334
Gain on disposition of investment in AVI BioPharma stock	(780)	—
Cash paid for distribution and marketing rights	(2,100)	(1,500)
Acquired in-process research and development	16,318	—
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	3,212	14,527
Inventories	632	443
Prepaid expenses and other assets	(360)	(601)
Due from related parties	9	18
Restricted cash and investments	(44)	18
Accounts payable and other liabilities	(1,678)	(2,961)
Deferred revenue	504	(167)
Net cash provided by (used in) operating activities	9,545	(3,514)
Investing activities:
Purchases of marketable securities	—	(11,285)
Sales or maturities of marketable securities	1,500	17,035
Purchases of property and equipment	(272)	(71)
Acquisition of Montigen net assets, net of cash acquired	(8,693)	—
Net cash provided by (used in) investing activities	(7,465)	5,679
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	677	271
Net cash provided by financing activities	677	271
Net increase in cash and cash equivalents	2,757	2,436
Cash and cash equivalents at beginning of period	47,664	38,394
Cash and cash equivalents at end of period	$50,421	$40,830
Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$8,947	$—

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

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

NOTE 2.   STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

Employee Stock Purchase Plan.   We also have an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2006 and is scheduled to end on November 14, 2006. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), we were not required to recognize stock-based compensation expense for the cost of stock options or

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

shares issued under the Company’s ESPP. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

As a result of the January 1, 2006 adoption of SFAS 123R, we recognized $754,000 and $1,444,000, respectively in stock based compensation expense for the three and six months ended June 30, 2006. As a result of this adoption, our basic and diluted net income per common share for the three months ended June 30, 2006 are lower by $0.02, and our basic and diluted net loss per common share for the six months ended June 30, 2006 are higher by $0.03.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.95%	3.87%	4.74%	4.09%
Dividend yield	—	—	—	—
Expected volatility	68.26%	81.80%	66.0%	82.23%
Expected life (in years)	5.18	5.00	5.18	5.00

Upon the adoption of SFAS 123R in 2006, we changed our method of computing expected volatility to include a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We could not rely exclusively on implied volatility because options on SuperGen stock with remaining terms of greater than one year are not regularly traded in the market. In prior years, we calculated the fair value of stock awards using only historical volatility dating back to 1996. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

A summary of the Company’s stock option activity as of June 30, 2006, and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	6,549,725	$9.07
Granted	727,200	$5.00
Exercised	(124,632)	$4.74
Forfeited	(24,009)	$6.40
Expired	(513,938)	$6.48
Balance at June 30, 2006	6,614,346	$8.92	6.45	$517,800
Vested or expected to vest at June 30, 2006	6,303,592	$8.95	6.36	$517,300
Exercisable at June 30, 2006	4,939,253	$9.45	5.78	$500,900

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $2.96. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2006 was $49,000 and the total amount of cash received from exercise of these options was $591,000.

As of June 30, 2006, there was $4,568,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.40 years. We expect approximately 1,364,339 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS 123R in the three and six months ended June 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(Revised)
Net loss, as reported	$(1,888)	$(8,791)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	268
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(943)	(4,191)
Pro forma net loss	$(2,831)	$(12,714)
Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.17)
Pro forma	$(0.06)	$(0.25)

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
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

The following is a summary of available-for-sale securities as of June 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$44,078	$10	$—	$44,088
Marketable equity securities	5,846	3,340	(1)	9,185
Total	$49,924	$3,350	$(1)	$53,273

The available-for-sale securities are classified on the balance sheet as of June 30, 2006 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$44,078	$10	$—	$44,088
Amounts included in investment in stock of related parties	120	68	—	188
Amounts included in restricted cash and investments	5,602	3,150	—	8,752
Marketable securities, non-current	124	122	(1)	245
Total	$49,924	$3,350	$(1)	$53,273

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	June 30, 2006	December 31, 2005
Debt securities due in one year or less	$44,088	$44,690
Marketable equity securities	9,185	9,407
Total	$53,273	$54,097

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$67	$67
Work in process	431	197
Finished goods	309	1,175
Total	$807	$1,439

NOTE 5.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase the 2,634,211 shares of AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the three months ended June 30, 2006 and 2005, we recorded changes in the value of this derivative of $7,000,000 and $500,000, respectively. During the six months ended June 30, 2006 and 2005, we recorded changes in the value of this derivative of $674,000 and $500,000, respectively.

During the six months ended June 30, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received.

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

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 6.   LICENSE AND STOCK PURCHASE AGREEMENTS WITH MGI PHARMA, INC.

In August 2004, we entered into three agreements with MGI PHARMA, Inc., a Minnesota corporation (“MGI”): (1) a license agreement relating to Dacogen™ (decitabine), (2) a common stock purchase agreement, and (3) an investor rights agreement. The agreements became effective on September 21, 2004. Dacogen is an investigational anti-cancer therapeutic which was recently approved by the United States Food Drug Administration (“FDA”) for the treatment of patients with myelodysplastic syndrome (“MDS”).

Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We will receive 20% to 30% in royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI is acquired by an entity that is not deemed an “equivalent” pharmaceutical company or (ii) MGI becomes insolvent. None of the payments made pursuant to the agreement are refundable, except in the case of overpayment.

In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant at $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue was amortized to license revenue over 15 months, which was the period of time in which our development obligations for Dacogen transferred to MGI. During the three and six months ended June 30, 2005, we recorded amortization of deferred revenue of $2,476,000 and $4,952,000, respectively. The deferred revenue was fully amortized at December 31, 2005, so we had no amortization in 2006.

Under the terms of the license agreement, MGI was obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we received marketing authorization. In the three and six months ended June 30, 2005, we recognized $1,240,000 and $1,989,000, respectively of development revenue relating to the reimbursement under this agreement. We had no similar revenue during 2006.

In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In accordance with our license agreement

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 6.   LICENSE AND STOCK PURCHASE AGREEMENTS WITH MGI PHARMA, INC. (Continued)

with MGI, we received a milestone payment and recorded milestone revenue of $20.0 million in the three months ended June 30, 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We did not record any royalty revenue for the three and six month periods ended June 30, 2006 because we were unable to accurately estimate the amount of Dacogen sales by MGI. To the extent we do not have sufficient ability to accurately estimate Dacogen sales, we will recognize royalty revenue on a cash basis when we receive it from MGI.

Subsequent Event—European Sublicense

In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

NOTE 7.   ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

On April 4, 2006, we completed our acquisition of Montigen Pharmaceuticals, Inc. (“Montigen”), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB™, and late-stage pre-clinical compounds targeting aurora-A kinase and members of the tyrosine kinase receptor family.

Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. We received a permit from the Commissioner of Corporations for the State of California so that the issuance of the shares of SuperGen common stock are exempt from registration under the Securities Act of 1933.

The acquisition of Montigen has been accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in Emerging Issues Task Force 98-3. Montigen was a development stage company that was focused on developing a business and had not commenced its principal business operations. It also lacked the necessary elements of a business because it did not have completed products. The results of operations of Montigen since April 4, 2006 have been included in our consolidated financial statements and primarily consist of research and development expenses.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 7.   ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC. (Continued)

The aggregate purchase price of Montigen was $18,127,000, which included cash paid of $8,989,000, the issuance of 1,625,626 shares of SuperGen common stock valued at $8,947,000 in total, and $191,000 in direct transaction costs. The purchase price has been allocated on April 4, 2006 as follows:

Net tangible assets	$532,000
Assembled workforce	235,000
CLIMB Technology Platform	1,042,000
Acquired in-process research and development	16,318,000
Total	$18,127,000

The $532,000 of net tangible assets included $486,000 in cash, prepaids and other current assets of $37,000, $405,000 of fixed assets, and $396,000 of assumed liabilities. The values assigned to assembled workforce and CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $20,000 and $87,000, respectively at June 30, 2006.

The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these compounds is as follows:

Adjusted Fair Value
Compound 1 (MP 470)—Tyrosine kinase inhibitor	$1,091,000
Compound 2 (529/235)—Aurora-A kinase inhibitor	15,227,000
Total Acquired in-process research and development	$16,318,000

The value of the acquired in-process research and development was determined by estimating the future net cash flows for the two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. The $22.0 million in future contingent regulatory milestone payments due to the Montigen stockholders will be recorded as additional acquired in-process research and development expense when paid.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 8.   NIPENT EUROPEAN MARKETING AND DISTRIBUTION RIGHTS

Pfizer Marketing Rights

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent®, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Prepaid distribution and marketing rights in the accompanying balance sheet. This amount is being amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $903,000 and $516,000 at June 30, 2006 and June 30, 2005, respectively.

Wyeth Distribution Rights

On June 1, 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the amended agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. Distribution rights under the amended agreement are expected to transition no later than December 1, 2006. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007.

During the transition period, SuperGen will continue to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth will remit to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on Wyeth’s sales of Nipent. The net profit will be computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen may be adjusted by any Wyeth invoiced trade receivable that is overdue by 60 days or more. At the time distribution rights transfer, SuperGen will be required to repurchase any unsold inventory held by Wyeth with a shelf life greater than 12 months and limited amounts of packaging materials. All revenue related to shipments of product that may be subject to repurchase by SuperGen under the amended agreement have been deferred as of June 30, 2006.

We have accounted for the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, which will be amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $210,000 per month will be reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth will initially be deferred and recognized as revenue (as will related cost of revenue) when the product is delivered to the end customer by Wyeth, assuming that we have sufficient evidence to conclude that collectibility from the end customer is reasonably assured. At the time distribution rights are transferred, we expect that any remaining deferred revenue from distributor shipments will approximate SuperGen’s obligation to repurchase unsold inventory from Wyeth.

NOTE 9.   TERMINATION OF AGREEMENT WITH ABBOTT LABORATORIES

In December 1999, we entered into a Nipent distribution agreement with Abbott Laboratories. Beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

We retained U.S. marketing rights for Nipent. Under this agreement, Abbott made a $5 million cash payment to the Company in January 2000. This amount was included in deferred revenue and was being amortized to distribution revenue over 60 months.

In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for the right to terminate the Nipent distribution agreement at our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000 to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the six month period ending June 30, 2005. We had no similar revenue during the six month period ending June 30, 2006.

NOTE 10.   COMPREHENSIVE LOSS

For the three months ended June 30, 2006 and 2005, total comprehensive losses amounted to $4,804,000 and $2,441,000, respectively. Comprehensive losses consisted primarily of the net income or loss and changes in unrealized gains or losses on investments. We recorded unrealized losses on investments of $9,147,000 and $553,000 for the three months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006 and 2005, total comprehensive losses amounted to $7,346,000 and $8,911,000, respectively. Comprehensive losses consisted primarily of the net losses and changes in unrealized gains or losses on investments. We recorded unrealized gains on investments of $499,000 for the six months ended June 30, 2006 and unrealized losses on investments of $120,000 and for the six months ended June 30, 2005.

NOTE 11.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In periods in which we have reported operating losses, basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

The computation of diluted net loss per share for the six months ended June 30, 2006 and the three and six months ended June 30, 2005 excludes the impact of the following (in thousands):

	Six months ended June 30, 2006	Three and six months ended June 30, 2005
Options to purchase common stock	6,614	6,609
Warrants to purchase common stock	6,725	7,183

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2006
(Unaudited)

NOTE 11.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (Continued)

For the three months ended June 30, 2006, basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the weighted average number of common shares and dilutive potential common shares resulting from the assumed exercise of outstanding stock options and warrants using the treasury stock method. The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

Weighted-average common shares outstanding used in calculation of basic earnings per share	53,187
Dilutive stock options and warrants	484
Weighted-average common shares outstanding used in calculation of diluted earnings (loss) per share	53,671

NOTE 12.   INCOME TAXES

We recorded a tax provision of approximately $35,000 for the three and six months ended June 30, 2006, related to federal alternative minimum taxes. We recorded no tax provision for the six months ended June 30, 2005.

NOTE 13.   ASSET ACQUISITION AGREEMENT WITH MAYNE PHARMA

On June 21, 2006, we announced that we have entered into an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. (“Mayne”), pursuant to which Mayne will acquire the North American rights to Nipent and SurfaceSafe® cleaning system from SuperGen for a total maximum consideration of $34 million, including approximately $14 million upon the closing of the transaction. The remaining payments, other than the $1.0 million escrow, are contingent upon the occurrence of certain key events and achievement of specified revenue milestones. The transaction has been approved by both companies’ board of directors, and is subject to a number of closing conditions, including the execution of a Transition Services Agreement and a Supply Agreement. Subject to the satisfactory completion of all closing conditions, the transaction is anticipated to close in the third quarter of 2006.

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

Overview

We are a pharmaceutical company dedicated to the discovery, acquisition, rapid development and commercialization of therapies for solid tumors, hematological malignancies and blood disorders. In addition, we have a number of aurora-A and tyrosine kinase inhibitors and DNA methyltransferase preclinical products under development. Our strategy is to commercialize products by minimizing the time, expense and technical risk associated with drug research through identifying and acquiring pharmaceutical compounds. Our primary objective is to become a leading supplier of therapies for solid tumors, hematological malignancies, and blood disorders.

Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our recent development efforts have been focused on three key compounds: Dacogen, Orathecin, and Nipent.

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

In September 2004, we executed a definitive agreement granting MGI PHARMA Inc. (“MGI”) exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $32.5 million of these milestones, including $20.0 million upon first commercial sale of Dacogen in the U.S.

in May 2006. Now that Dacogen is approved, we will receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%.

In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

Orathecin.   In January 2004 we submitted a new drug application (“NDA”) under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. After further discussions and feedback with both the FDA and consultants helping us dialog with the FDA, we determined the package for Orathecin was not sufficient to gain approval in the United States and we withdrew the NDA in January 2006. In April 2006, we announced that we had completed the pre-specified interim analysis of the Orathecin Phase II clinical trial studying Orathecin plus gemcitabine as first-line combination therapy for advanced pancreatic cancer patients who have not undergone chemotherapy. The multi-center trial enrolled 39 patients with primary advanced pancreatic cancer. This protocol included a prospectively defined interim analysis to estimate median survival. The analysis resulted in an estimated median survival of 6.0 months, with a Kaplan-Meier one year survival to be 27%. Although the estimated one year survival is encouraging compared to similar studies in this indication, the study did not meet the pre-specified threshold for median survival in order to proceed to a phase III randomized study. The safety profile for this patient group was very similar to prior studies of Orathecin as a single agent or in combination with gemcitabine. The study will remain closed to enrollment, but open for patient follow-up. We are working with clinical advisors, investigators, and potential partners to evaluate the best options for Orathecin that will maximize the product’s potential to help patients in need and realize its commercial value for our stockholders.

In July 2004, we submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMEA”) seeking approval of Orathecin. Based on extensive discussions with the EMEA, we withdrew the MAA in January 2006.

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

On June 21, 2006, we announced that we have entered into an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. (“Mayne”), pursuant to which Mayne will acquire the North American rights to Nipent and SurfaceSafe® cleaning system from SuperGen for a total maximum consideration of $34 million, including approximately $14 million upon the closing of the transaction. The remaining payments, other than the $1.0 million escrow, are contingent upon the occurrence of certain key events and achievement of specified revenue milestones. The transaction has been approved by both companies’ board of directors, and is subject to a number of closing conditions, including the execution of a Transition Services Agreement and a Supply Agreement. The transaction is anticipated to close in the third quarter of 2006.

Other Products.   Our portfolio of other products includes Partaject-delivered busulfan. We also market Surface Safe. We have received regulatory approval to market Mitozytrex (mitomycin for injection) for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Moreover, we hold United States sales and marketing rights to the cancer vaccine Avicine. We are continually evaluating our product portfolio to determine whether it is appropriate for us to dedicate the resources needed to commercialize these products ourselves or whether we would be better served selling or licensing the rights to develop these products to third parties.

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

The transaction closed on April 4, 2006. Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction, consisting of $9.0 million in cash and 1,625,626 shares of SuperGen common stock at an average price of $5.50 per share. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. We received a permit from the Commissioner of Corporations for the State of California so that the issuance of the shares of SuperGen common stock are exempt from registration under the Securities Act of 1933.

The acquisition of Montigen has been accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in Emerging Issues Task Force 98-3. Montigen was a development stage company that was focused on developing a business and had not commenced its principal business operations. It also lacked the necessary elements of a business because it did not have completed products. The results of operations of Montigen since April 4, 2006 have been included in our consolidated financial statements and primarily consist of research and development expenses.

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

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $355.9 million through June 30, 2006, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2007.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first six months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Expected volatility is determined based on a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. The expected life of our stock options is based on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of June 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of June 30, 2006, there was $4,568,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.40 years.

We expect approximately 1,364,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Revenue Recognition

Our net product revenues relate principally to Nipent and, to a lesser extent, mitomycin. We recognize sales revenue upon shipment and related transfer of title to customers, and collectibility is reasonably assured. Our gross product revenues have been reduced as we establish allowances for early payment discounts, product returns, product exchanges, and chargebacks, which are described in more detail as follows:

Early Payment Discounts—The reserve represents an estimate for the portion of our accounts receivable trade customers that qualify for our early payment discounts program. For qualified customers we offer payment terms of 2%-45, net 46 days. In prior years, the early payment discounts taken were not material and were recorded upon receipt of customer payments. Due to increasing levels of product revenue and continued utilization of the early payment discounts program by our eligible accounts receivable trade customers during 2005, we determined the need to establish a reserve for the program to better match and record estimated early payment discounts that will be taken with the corresponding product revenue. The reserve for early payment discounts is charged to product revenue. The reserve is calculated by (i) analyzing historical customer payment discount activity and trends, (ii) consideration of payments terms for any existing contractual commitments, and (iii) other internal or external factors including (a) changes in buying patterns by customers and (b) changing conditions in the financial strength of our customers.

Product Returns—The reserve represents an estimate for the portion of product revenue that may be returned in the future for credit. Products can be returned for credit only under limited circumstances such as expiring product returned under backorder or out-of-stock circumstances. The reserve for product returns is charged to product revenue. The reserve is calculated by (i) analyzing historical product return activity and trends, (ii) consideration of product returns within the framework of any relevant contractual commitments, and (iii) other internal or external factors including (a) inventory held by wholesalers and distributors and the remaining shelf life of their inventory, (b) our ability to continue supplying product to our customers, (c) actual and anticipated sales activity based on our internal estimates and (d) independent product usage information.

Product Exchanges—The reserve represents an estimate for the portion of product shipments that may be exchanged in the future. Product exchanges generally consist of damaged product, shortages existing upon product receipt by the customer or product that is returned within three months after product expiration. The cost for product exchanges is included in cost of product revenue. The reserve is calculated by (i) analyzing historical product exchange activity and trends, (ii) consideration of product exchanges within the framework of any related contractual commitments, and (iii) other internal or external factors including (a) inventory held by wholesalers and distributors and the remaining shelf life of their inventory, (b) changes in actual and anticipated sales based on our internal estimates and (c) any independent product usage information.

Chargebacks—The reserve represents an estimate for the portion of product revenue that may be subject to our chargeback program. We market our products primarily to wholesalers and distributors. The wholesalers and distributors then sell to indirect customers, which include hospitals, clinics, government agencies, pharmacies, physician offices, managed care organizations, nursing homes, pharmacy benefit management companies, and group purchasing organizations. In addition to our existing chargeback programs which include rebates and governmental transactions, we expanded our chargeback program during 2004 and entered into agreements with certain indirect customers to establish contract pricing for our primary product, Nipent. When the product is purchased by a qualifying indirect customer from the wholesaler or distributor a chargeback is generated. Chargebacks are the mechanism for reimbursing the wholesaler or distributor for the difference between our retail price to the wholesaler or distributor and the indirect customer’s contract price. There may be a time lag of one to six months between the original sale to the wholesaler or distributor and the subsequent sale to the indirect customer generating the chargeback. In previous years, chargebacks were charged to revenue when issued. Nipent sales in the U.S. increased from $11.6 million in 2004 to $15.1 million in 2005, broadening product revenue subject to our expanded chargeback program. Due to the increase in product revenue subject to the expanded chargeback program, we determined the need to establish a reserve for chargebacks in order to better match and record our estimated financial exposure for chargebacks with the corresponding product revenue. The reserve for chargebacks is charged to product revenue. The reserve is calculated by (i) analyzing historical chargeback activity and trends, (ii) consideration of our obligations within the framework of existing, expiring and new contractual commitments, and (iii) other internal or external factors including (a) actual and anticipated purchasing trends by our wholesalers and distributors and qualifying indirect customers, (b) expectation and timing of product price increases and (c) anticipated changes in the industry, customer base or government regulation that may impact the use, structure or administration of chargeback programs.

A rollforward of each component of our reserve balances is noted below (in thousands):

Rollforward Activity	Early Payment Discounts	Product Returns	Product Exchanges	Chargebacks
Balances at December 31, 2005	$120	$150	$12	$500
Provision made in the current period	155	60	10	701
Actual returns or credits in current period	(201)	(47)	—	(749)
Balances at June 30, 2006	$74	$163	$22	$452

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

We have accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which will be amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $210,000 per month will be reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth will initially be deferred and recognized as revenue (as will related cost of revenue) when the product is delivered to the end customer by Wyeth, assuming that we have sufficient evidence to conclude that collectibility from the end customer is reasonably assured.

In accordance with our license agreement with MGI, we received a milestone payment and recorded milestone revenue of $20.0 million in the three months ended June 30, 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We did not record any royalty revenue for the three and six month periods ended June 30, 2006 because we were unable to accurately estimate the amount of Dacogen sales by MGI. To the extent we do not have sufficient ability to accurately estimate Dacogen sales, we will recognize royalty revenue on a cash basis when we receive it from MGI.

Intangible Assets

We have intangible assets related to goodwill and other acquired intangibles such as acquired workforce, CLIMB process technology, trademarks, covenants not to compete, and customer lists. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. In January 2006, 300,000 of these warrants were exercised. As of June 30, 2006, we owned 2,334,211 shares of AVI to cover the remaining outstanding warrants. These warrants are considered to be a derivative and have been recorded on the balance sheet at estimated fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the estimated fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The estimated fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. These assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

	Three months ended June 30,		Change
Revenues	2006	2005	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$3,984	$3,625	$359	9.9%
Development and license revenue	—	3,716	(3,716)	(100.0)
Distribution agreement and other revenue	—	590	(590)	(100.0)
Milestone revenue	20,000	—	20,000	100.0

The increase in net product revenue for the three months ended June 30, 2006 was due primarily to higher unit sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. Net Nipent sales increased to $3,515,000 in the three months ended June 30, 2006, compared to $3,374,000 in the three months ended June 30, 2005. Nipent sales for the three months ended June 30, 2005 included $504,000 in sales to Europe. We did not record European sales in the three months ended June 30, 2006.

Development and license revenue for the three months ended June 30, 2005 relates to our license agreement entered into with MGI in September 2004. Development and license revenue included $2,476,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $1,240,000 related to reimbursement of Dacogen development and allocated overhead costs. We had no similar revenue during the three months ended June 30, 2006.

Distribution agreement and other revenue of $590,000 relates to the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin. We had no similar revenue during the three months ended June 30, 2006.

Milestone revenue of $20,000,000 recognized in the three months ended June 30, 2006 relates to our license agreement with MGI and was earned upon first commercial sales of Dacogen by MGI in May 2006.

	Three months ended June 30,		Change
Costs and operating expenses	2006	2005	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$847	$700	$147	21.0%
Research and development	3,837	2,891	946	32.7
Selling, general and administrative	6,066	7,139	(1,073)	(15.0)
Acquired in-process research and development	16,318	—	16,318	100.0

Cost of product revenue as a percentage of net product revenue was 21% in the second quarter of 2006 compared to 19% in the same period in 2005. The increase for the three months ended June 30, 2006 primarily due to a write off of $164,000 to cost of product revenue for two failed manufacturing batches of mitomycin. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

The increase in research and development expenses was due to higher Phase IV clinical trial costs for Nipent, drug discovery research costs associated with the newly acquired Montigen facility in Salt Lake City, and employee stock compensation costs recorded as a result of the implementation of SFAS 123R. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2006 relates primarily to reduced expenses at EuroGen, our European subsidiary, lower costs associated with marketing speakers programs, offset by higher expenses relating to the recording of stock compensation expense as a result of the implementation of SFAS 123R.

Acquired in-process research and development expense recorded in the three months ended June 30, 2006 relates to the valuation of our acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the future net cash flows for the two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

	Three months ended June 30,		Change
Other income (expense)	2006	2005	Dollar	Percent
	(Dollars in thousands)
Interest income	$462	$411	$51	12.4%
Change in valuation of derivatives	7,000	500	6,500	1,300.0

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the three months ended June 30, 2006, compared to the same period in 2005.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. The warrants issued in the transaction represent a derivative instrument and are revalued each quarter using the Black-Scholes pricing model. During the three months ended June 30, 2006, the value of this derivative had declined by $7,000,000, due to a decline in the market value of the underlying shares of AVI at June 30, 2006, compared to a similar decline of only $500,000 during the three months ended June 30, 2005.

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

	Six months ended June 30,		Change
Revenues	2006	2005	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$6,868	$4,640	$2,228	48.0%
Development and license revenue	—	6,941	(6,941)	(100.0)
Distribution agreement and other revenue	—	757	(757)	(100.0)
Milestone revenue	20,000	—	20,000	100.0

The increase in net product revenue for the six months ended June 30, 2006 was due primarily to higher unit sales of Nipent, our drug currently approved for the treatment of hairy cell leukemia. Net Nipent sales increased to $6,029,000 in the six months ended June 30, 2006, compared to $4,213,000 in the six months ended June 30, 2005. Nipent sales for the six months ended June 30, 2005 included $504,000 in sales to Europe. We did not record European sales in the six months ended June 30, 2006.

Development and license revenue for the six months ended June 30, 2005 related to our license agreement entered into with MGI in September 2004. Development and license revenue included $4,952,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $1,989,000 related to reimbursement of Dacogen development and allocated overhead costs. We had no similar revenue during the six months ended June 30, 2006.

Distribution agreement and other revenue for the six months ended June 30, 2005 related to the termination of our Nipent distribution agreement with Abbott Laboratories. Upon signing this agreement in 1999, we received $5.0 million from Abbott, which was recorded as deferred revenue and was being amortized over a five-year period. In February 2005, we paid Abbott $1,500,000 to terminate this agreement, and this amount was charged against the unamortized balance of deferred revenue of $1,667,000. The remaining $167,000 was recorded as distribution agreement revenue in the six months ended June 30, 2005 as a result of the termination of the distribution agreement. The remaining $590,000 in revenue relates to the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin. We had no similar revenue during the six months ended June 30, 2006.

Milestone revenue of $20,000,000 recognized in the six months ended June 30, 2006 relates to our license agreement with MGI and was earned upon first commercial sales of Dacogen by MGI in May 2006.

	Six months ended June 30,		Change
Costs and operating expenses	2006	2005	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$1,395	$1,000	$395	39.5%
Research and development	6,858	8,015	(1,157)	(14.4)
Selling, general and administrative	12,559	13,397	(838)	(6.3)
Acquired in-process research and development	16,318	—	16,318	100.0

Cost of product revenue as a percentage of net product revenue was 20% in the first half of 2006 compared to 22% in the same period in 2005. The decrease for the six months ended June 30, 2006 is due to a variation in product mix, with a larger portion of our sales being related to domestic Nipent, which is sold at higher margins than mitomycin, and an improvement of manufacturing yield, which resulted in lower per unit manufacturing costs. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, and manufacturing costs.

The decrease in research and development expenses was due to lower clinical study and clinical supply costs for Orathecin and Dacogen, as those clinical studies have wound down after the completion of our FDA and European submissions during the latter half of 2004, offset by higher Phase IV clinical trial costs for Nipent, drug discovery research costs associated with the newly acquired Montigen facility in Salt Lake City, and employee stock compensation costs recorded as a result of the implementation of SFAS 123R. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2006 relates primarily to reduced expenses at EuroGen, our European subsidiary, lower costs associated with sales and marketing programs, offset by higher expenses relating to the recording of stock compensation expense as a result of the implementation of SFAS 123R.

Acquired in-process research and development expense recorded in the six months ended June 30, 2006 relates to the valuation of our acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the future net cash flows for the two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

	Six months ended June 30,		Change
Other income (expense)	2006	2005	Dollar	Percent
	(Dollars in thousands)
Interest income	$998	$783	$215	27.5%
Gain on disposition of investment in AVI BioPharmastock resulting from exercise of warrant	780	—	780	100.0
Change in valuation of derivatives	674	500	174	34.8

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the six months ended June 30, 2006, compared to the same period in 2005.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. During the six months ended June 30, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price.

The warrants issued in the June 2003 convertible debt transaction represent a derivative instrument and are revalued each quarter using the Black-Scholes pricing model. During the six months ended June 30, 2006, the value of this derivative had declined by $674,000, primarily due to the declining life of the derivative. In six months ended June 30, 2005, the derivative declined in value by $500,000.

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $50,666,000 at June 30, 2006 compared to $47,811,000 at December 31, 2005. In addition, we held 2,384,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,334,211 AVI shares at $5.00 per share. The AVI shares had a market value of $8,941,000 at June 30, 2006. The AVI shares are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

Net cash provided by operating activities was $9,545,000 in the six months ended June 30, 2006, and consisted primarily of the net loss of $7,845,000, a cash option of $2,100,000 paid to Wyeth for Nipent European distribution rights, and $1,678,000 decrease in accounts payable and accrued liabilities, offset by non-cash stock compensation expense of $1,474,000, acquired in-process research and development expense of $16,318,000, and a decrease in accounts receivable of $3,212,000. Net cash used in operating activities was $3,514,000 in the six months ended June 30, 2005, and consisted primarily of the net loss of $8,791,000, plus non-cash amortization of deferred revenue of $4,952,000 from the MGI payment received in September 2004, $1,500,000 paid to Abbott to terminate our U.S. Nipent distribution agreement, a decrease in accounts payable and other liabilities of $2,961,000, offset by a decrease in accounts receivable of $14,527,000, primarily due to the receipt of milestone and development funds from MGI.

Net cash used in investing activities was $7,465,000 in the six months ended June 30, 2006, which consisted of $8,693,000 related to the acquisition of the net assets of Montigen, offset by the proceeds of $1,500,000 from disposition of shares of AVI BioPharma as a result of the exercise of warrants. Net cash provided by investing activities was $5,679,000 in the six months ended June 30, 2005, and consisted of $17,035,000 in proceeds from the sale or maturity of marketable securities, offset by $11,285,000 from the purchase of marketable securities.

Net cash provided by financing activities was $677,000 in the six months ended June 30, 2006, and consisted of proceeds from the exercise of stock options. Net cash provided by financing activities was $271,000 in the six months ended June 30, 2005, and consisted of proceeds from exercises of stock options.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2007. However, it is our intention to pursue additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for Orathecin and Nipent.

In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2005, effective April 4, 2006, the Company has $22.0 million in future contingent regulatory milestone payments due to the Montigen stockholders, which would be payable in shares of SuperGen stock.

On June 21, 2006, we announced that we have entered into an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. (“Mayne”), pursuant to which Mayne will acquire the North American rights to Nipent and SurfaceSafe® cleaning system from SuperGen for a total maximum consideration of $34 million, including approximately $14 million upon the closing of the transaction. The remaining payments, other than the $1.0 million escrow, are contingent upon the occurrence of certain key events and achievement of specified revenue milestones. The transaction has been approved by both companies’ board of directors, and is subject to a number of closing conditions, including the execution of a Transition Services Agreement and a Supply Agreement. Subject to the satisfactory completion of all closing conditions, the transaction is anticipated to close in the third quarter of 2006.

We believe that our need for additional funding will increase in the future and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through the end of 2007.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and are valued each period using the Black-Scholes method. On June 30, 2006, the value of the derivative had decreased to $1.1 million, based on 2,334,211 warrants still outstanding. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

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

Risks Related to Dacogen and Nipent

Dacogen may not be commercially successful.

Even though Dacogen has recently been approved in the United States and even if it receives regulatory approval in Europe at a future date, patients and physicians may not readily accept it, which would result in lower than projected sales and cause substantial harm to our business through the receipt of lower royalty revenue from MGI. In addition, pursuant to our license agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain commercialization milestones. If these commercialization milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

If Dacogen does not receive regulatory approval in Europe, our future revenues may be limited and our business would be harmed.

Our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted an MAA for Dacogen to the EMEA, which submission was accepted for review on October 25, 2004. MGI and SuperGen determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we withdrew the MAA for Dacogen in November 2005.

In July 2006, MGI announced that it had sublicensed Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. However, if Dacogen is never approved in Europe, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and our business will be harmed.

If the proposed sale of Nipent and Surface Safe to Mayne Pharma is not consummated, our business may suffer.

We recently entered into an agreement to sell the North American rights to Nipent and Surface Safe to Mayne Pharma (USA) Inc. We have expended, and will continue to expend, significant efforts on closing this transaction. Such efforts are costly from both a personnel and financial perspective, distract key personnel from their ordinary responsibilities, and may or may not ultimately result in the consummation of the transaction. The closing of the transaction is subject to numerous variables, some of which are beyond our control. If the transaction is not consummated for any reason, our customers, suppliers and distributors may question our commitment to continue to develop and commercialize both products and cease doing business with us. Similarly, our employees may believe we are not committed to the two products and may seek employment elsewhere. Failure to close the transaction may negatively affect our financial results, investor confidence, and ultimately our stock price.

If EuroGen cannot set up the infrastructure to distribute and sell Nipent in Europe in a timely manner, our business will be harmed.

Effective June 1, 2006, we amended our supply and distribution agreement with Wyeth to provide for the termination of distribution of Nipent by Wyeth and transition the distribution to EuroGen. During the transition period, which is expected to be complete by December 1, 2006, EuroGen will work to set up the infrastructure necessary to sell and distribute Nipent throughout Europe. Wyeth will determine, in its sole discretion, whether and when the appropriate infrastructure is in place and the distribution can be fully transitioned. EuroGen may not complete the set up by December 1, 2006, and even if this timing is met, Wyeth may not approve of it. If the infrastructure is not complete and/or approved by December 1, 2006, we will have to negotiate with Wyeth to extend the transition period. If Wyeth agrees to extend, the distribution and transfer fees payable to Wyeth increase from 5% to 20%, which will have an adverse financial impact on us. If Wyeth does not extend the transition period, EuroGen will be unable to sell and distribute Nipent and our revenues with respect to sales in Europe will cease unless and until Wyeth approves of the distribution infrastructure.

If we are unable to expand our clinical support for use of Nipent to treat additional diseases our revenues will not expand as planned.

Historically, our strategy involved expanding the market opportunities for our approved drugs, including Nipent, by seeking clinical support of their use for treatment of patients with additional diseases. We are currently marketing Nipent for the treatment of patients with hairy cell leukemia, and revenues from selling Nipent has provided the majority of our annual product revenues over the past three years. We are currently conducting a series of clinical trials with Nipent, including Phase IV trials for CLL, NHL, cutaneous and peripheral T-cell lymphomas and Phase II/III studies for GvHD. If our Nipent clinical trials are not successful, we will not be able to increase our revenue from Nipent.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent, which is marketed in the United States for the treatment of patients with hairy cell leukemia. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $355.9 million from inception through June 30, 2006, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2007 and may never achieve profitability.

Whether we achieve profitability depends primarily on the following factors:

•       the successful commercialization of Dacogen in North America by MGI;

•       our ability to obtain regulatory approval in Europe and the successful commercialization of Dacogen outside of North America by the Janssen-Cilag companies;

•       our ability to develop and obtain regulatory approval of Nipent for indications other than hairy cell leukemia;

•       our ability to bring to market other proprietary products that are advancing through our internal clinical development infrastructure;

•       our ability to successfully expand our product pipeline through in-licensing and product acquisition;

•       our ability to sell and distribute Nipent in Europe;

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

We will continue to spend substantial resources on expanding our product pipeline, strengthening our commercialization efforts for our existing products, scaling-up of European operations, selling and distributing our existing and future products, and conducting research and development, including clinical trials for other products and product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures through 2007. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

Our collaborative relationship with MGI may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

In addition to raising money by selling our equity securities to MGI in connection with the license agreement, we also expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because we are unable to secure regulatory approval of Dacogen in Europe or Asia or due to MGI’s inability to expend the resources to commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will ever receive these payments, as we cannot be assured that MGI will expend the resources to sell Dacogen in North America, or that the Janssen-Cilag companies will expend the resources to sell it in Europe and elsewhere, or that either company be successful in doing so.

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

In addition, in connection with the restructuring of our February Notes and the issuance of the June Notes, we issued three-year warrants to the June Note holders exercisable into 2,634,211 of our AVI shares at an exercise price of $5.00 per share, and we pledged the AVI shares to secure our obligation under the June Notes. In January 2006, 300,000 of these warrants were exercised. The remaining warrants expire on December 31, 2006.

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

Additional Risks Associated with Our Business

We recently acquired Montigen Pharmaceuticals, Inc. The integration of Montigen’s business and technology into ours could disrupt our business and harm our financial condition, and the expected benefits of the combination may never materialize.

We recently acquired Montigen Pharmaceuticals, Inc. for cash and shares of our common stock valued at approximately $40.0 million, including $22.0 million contingent upon the achievement of specific regulatory milestones. The Montigen acquisition involves risks, including problems combining the purchased operations and technologies, unanticipated costs and diversion of management’s attention from our core business. In addition, we may have to restructure aspects of our business in order to achieve anticipated synergies.  There can be no assurance that we will be able to successfully integrate Montigen and its technology and personnel into our business. The failure to effectively manage the acquisition and integration of Montigen could disrupt our business and harm our financial results.

If the third party manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the delivery of, or be unable to meet demand for, our products.

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

We currently have limited sales and marketing resources. Although we have 33 sales, marketing and sales support personnel focusing on the sale of our products to hospitals and hospital buying groups, we must expand our sales and marketing organization to support commercialization of our new products. Building up our sales capabilities will require significant expenditures. We may not succeed in expanding and enhancing our sales and marketing capabilities or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded sales and marketing operations. We may not be able to upgrade our in-house sales expertise which may limit our ability to gain market acceptance for our products worldwide and generate revenues. If we fail to establish successful sales and marketing capabilities, we will not be able to market or sell our products effectively and our business, financial condition and results of operations will be materially and adversely affected.

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

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval for products, or are developing or testing product candidates that compete directly with, our product candidates. For example, Berlex Laboratories’ fludarabine competes with Nipent in the leukemia market, and Dacogen faces competition from Pharmion’s Vidaza.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 9, 2006. The results of the voting were as follows:

Proposal 1:                 Election of the Board of Directors of the Company.

		Votes
Nominee	Votes For	Withheld
James S.J. Manuso	37,974,938	4,349,667
Charles J. Casamento	32,844,866	9,479,919
Thomas V. Girardi	38,850,835	3,473,770
Allan R. Goldberg	38,837,407	3,487,198
Walter J. Lack	38,586,033	3,738,572
Michael D. Young	38,662,134	3,662,471

Proposal 2:                 Ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2006:

Votes For:	41,537,263
Votes Against:	700,539
Votes Abstaining:	86,803
Broker Non-Votes:	—

Item 5.                        Other Information

On May 31, 2006, we entered into an Amended and Restated Supply and Distribution Agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of this agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights.

Item 6.                        Exhibits

Exhibit No.	Description of Document
10.1	Amended and Restated Supply and Distribution Agreement between SuperGen, Inc. and Wyeth, effective June 1, 2006.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	August 9, 2006	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer
(Principal Financial and Accounting Officer)