Form 10-Q
period 2006-09-30
SUPERGEN INC
filed 2006-11-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of November 3, 2006 was 55,152,736.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$72,974	$47,664
Accounts receivable, net	1,267	5,576
Development revenue receivable from MGI PHARMA, Inc.	64	550
Accounts receivable, Mayne Pharma	658	—
Inventories	168	1,439
Prepaid distribution and marketing rights	1,260	—
Prepaid expenses and other current assets	1,589	1,407
Total current assets	77,980	56,636
Marketable securities, non-current	199	147
Investment in stock of related parties	682	673
Due from related parties, non-current	40	52
Property, plant and equipment, net	3,090	2,907
Goodwill	731	731
Other intangibles, net	1,064	290
Restricted cash and investments, non-current	11,085	11,805
Other assets	20	30
Total assets	$94,891	$73,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,477	$3,391
Derivative liability	490	1,817
Payable to AVI BioPharma, Inc.	565	565
Deferred gain on sale of products to Mayne Pharma	12,235	—
Deferred revenue	1,007	—
Accrued payroll and employee benefits	3,797	2,269
Total current liabilities	21,571	8,042
Deferred rent.	952	972
Total liabilities	22,523	9,014
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 55,151,416 and 51,710,912 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	55	52
Additional paid in capital	428,244	409,365
Accumulated other comprehensive gain	3,038	2,850
Accumulated deficit	(358,969)	(348,010)
Total stockholders’ equity	72,368	64,257
Total liabilities and stockholders’ equity	$94,891	$73,271

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Net product revenue	$2,228	$5,457	$9,096	$10,096
Development and license revenue from MGI PHARMA, Inc.	5,064	3,168	25,064	10,110
Royalty revenue	1,043	—	1,043	—
Distribution agreement and other revenue	—	—	—	757
Total revenues	8,335	8,625	35,203	20,963
Costs and operating expenses:
Cost of product revenue	482	736	1,877	1,736
Research and development	4,651	3,571	11,509	11,585
Selling, general, and administrative	6,753	6,761	19,312	20,159
Acquired in-process research and development	—	—	16,318	—
Total costs and operating expenses	11,886	11,068	49,016	33,480
Loss from operations	(3,551)	(2,443)	(13,813)	(12,517)
Interest income	796	444	1,794	1,227
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	—	—	780	—
Change in valuation of derivatives	654	(79)	1,327	421
Loss before income tax	(2,101)	(2,078)	(9,912)	(10,869)
Income tax provision	(217)	—	(252)	—
Net loss	$(2,318)	$(2,078)	$(10,164)	$(10,869)
Basic and diluted net loss per comon share	$(0.04)	$(0.04)	$(0.19)	$(0.21)
Weighted average shares used in basic and diluted net loss per common share calculation	53,607	51,320	52,858	51,215

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net loss	$(10,164)	$(10,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	587	629
Amortization of intangibles and distribution and marketing rights	1,343	290
Amortization of deferred revenue	—	(7,429)
Change in valuation of derivatives	(1,327)	(421)
Stock compensation expense	2,566	377
Gain on disposition of investment in AVI BioPharma stock	(780)	—
Cash paid for distribution and marketing rights	(2,100)	(1,500)
Acquired in-process research and development	16,318	—
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	4,137	13,099
Inventories	846	864
Prepaid expenses and other assets	(802)	(111)
Due from related parties	12	36
Restricted cash and investments	128	547
Accounts payable and other liabilities	334	(2,189)
Deferred revenue	1,007	(167)
Net cash provided by (used in) operating activities	12,105	(6,844)
Investing activities:
Purchases of marketable securities	—	(11,585)
Sales or maturities of marketable securities	1,500	28,136
Purchases of property and equipment	(365)	(101)
Proceeds from sale of products to Mayne Pharma	13,395	—
Acquisition of Montigen net assets, net of cash acquired	(8,693)	—
Net cash provided by investing activities	5,837	16,450
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,368	989
Net cash provided by financing activities	7,368	989
Net increase in cash and cash equivalents	25,310	10,595
Cash and cash equivalents at beginning of period	47,664	38,394
Cash and cash equivalents at end of period	$72,974	$48,989
Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$8,947	$—

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, other than the cumulative effect adjustment described below) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

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

Cumulative Effect Adjustment for UK Tax Liability Upon Adoption of SAB 108

During the third quarter of 2006 a previously unrecorded United Kingdom (“UK”) payroll related liability was identified. We estimate this liability aggregates $930,000 as of September 30, 2006, related to withholding and other personal income tax, penalties and interest involving a former SuperGen employee who was a United States citizen and worked in the UK. The liability originated during the years 2002—2006 and was identified as a result of recent disclosures made by a UK employee to our auditors. We determined that $795,000 of the liability relates to periods prior to 2006. The following table illustrates the amount of the error that originated in each of the years between 2002 and 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002
Net loss, as reported	$(14,482)	$(46,860)	$(53,470)	$(49,471)
Amount of understatement	(181)	(308)	(205)	(101)
Error as a percent of net loss	1.2%	0.7%	0.4%	0.2%

We adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Prior to the adoption of SAB 108, we quantified misstatements based on the amount of the error originating in the current year statement of operations (“rollover approach”). SAB 108 requires that in addition to considering the amount of the error originating in the current year statement of operations, the misstatement existing at each balance sheet date should also be considered, irrespective of the period of origin of the error (“iron curtain approach”). We do not believe that any of the amounts included in the table above are material to the periods in which they originated using the rollover approach. However, using the iron curtain method upon adoption of SAB 108, we have determined that the quantitative cumulative error aggregating approximately $795,000 that existed as of December 31, 2005 is material to

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION (Continued)

the 2005 financial statements. As permitted when first applying the guidance in SAB 108, prior periods were not restated. The cumulative effect of the initial application of SAB 108 for quantification and correction of the error is included in the carrying amounts of liabilities and accumulated deficit as of September 30, 2006 in the accompanying balance sheet. The impact of this cumulative effect adjustment is an increase to accrued payroll and employee benefits of $795,000 and an increase to accumulated deficit of $795,000 as of January 1, 2006. The following table illustrates the effect of the cumulative effect adjustment recorded as of January 1, 2006 (in thousands):

	Accrued payroll and employee benefits	Accumulated deficit
Balance as of December 31, 2005, as reported	$2,269	$(348,010)
Cumulative effect adjustment for adoption of SAB 108.	795	(795)
Balance as of January 1, 2006, as adjusted.	3,064	(348,805)

The $135,000 of the liability that originated during 2006 is included in selling, general and administrative expense for the three and nine-month periods ended September 30, 2006. $45,000 and $62,000 of the amount recorded during the quarter ended September 30, 2006 originated during the quarters ended June 30, 2006 and March 31, 2006, respectively. We do not believe that these amounts are material to the quarters in 2006 in which they originated and should have been reported, nor do we believe the prospective correction of such amounts during the quarter ended September 30, 2006 is material to our consolidated operating results for such quarter.

NOTE 2.   STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the three and nine months ended September 30, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

Employee Stock Purchase Plan.   We also have an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2006 and is scheduled to end on November 14, 2006. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), we were not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPP. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

As a result of the January 1, 2006 adoption of SFAS 123R, we recognized $1,093,000 and $2,537,000, respectively in stock based compensation expense for the three and nine months ended September 30, 2006. As a result of this adoption, our basic and diluted net income per common share for the three months ended September 30, 2006 are lower by $0.02, and our basic and diluted net loss per common share for the nine months ended September 30, 2006 are lower by $0.05.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.78%	4.02%	4.75%	4.09%
Dividend yield	—	—	—	—
Expected volatility	65.91%	81.30%	65.97%	82.18%
Expected life (in years)	5.18	5.00	5.18	5.00

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

We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of September 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

A summary of the Company’s stock option activity as of September 30, 2006, and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	6,549,725	$9.07
Granted	963,089	$4.92
Exercised	(126,940)	$4.72
Forfeited	(31,343)	$6.27
Expired	(590,306)	$7.25
Balance at September 30, 2006	6,764,225	$8.74	6.38	$1,491,619
Vested or expected to vest at September 30, 2006	6,449,658	$8.74	6.31	$1,477,111
Exercisable at September 30, 2006	5,241,565	$9.08	5.86	$1,379,484

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $2.94. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the nine months ended September 30, 2006 was $52,000 and the total amount of cash received from exercise of these options was $599,000.

As of September 30, 2006, there was $4,032,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.63 years. We expect approximately 1,208,093 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS 123R in the three and nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(Revised)
Net loss, as reported	$(2,078)	$(10,869)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	—	268
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(978)	(5,183)
Pro forma net loss	$(3,056)	$(15,784)
Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.21)
Pro forma	$(0.06)	$(0.31)

During the preparation of the notes to the condensed consolidated financial statements for the quarter ended March 31, 2006, we determined that the calculation of our pro-forma net loss reported under SFAS 123 for the year ended December 31, 2005, as previously reported, was understated as a result of our having inadvertently excluded the fair value of (and, therefore, the amortization expense related to) options granted to members of our Board of Directors during 2002 through 2005. Accordingly, pro-forma expense for each of the 2005 quarterly periods ended March 31, June 30, September 30 and December 31 was understated by $76,000, $82,000, $120,000, and $120,000, respectively, or $398,000 for the year ended December 31, 2005. These revisions had no effect on our previously reported consolidated results of operations or financial condition.

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

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

The following is a summary of available-for-sale securities as of September 30, 2006 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$63,190	$8	$(1)	$63,197
Marketable equity securities	5,846	3,031	—	8,877
Total	$69,036	$3,039	$(1)	$72,074

The available-for-sale securities are classified on the balance sheet as of September 30, 2006 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$63,190	$8	$(1)	$63,197
Amounts included in investment in stock of related parties	120	62	—	182
Amounts included in restricted cash and investments	5,602	2,894	—	8,496
Marketable securities, non-current	124	75	—	199
Total	$69,036	$3,039	$(1)	$72,074

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	September 30, 2006	December 31, 2005
Debt securities due in one year or less	$63,197	$44,690
Marketable equity securities	8,877	9,407
Total	$72,074	$54,097

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$—	$67
Work in process	152	197
Finished goods	16	1,175
Total	$168	$1,439

Inventories at September 30, 2006 consisted only of mitomycin. See Note 7 below relating to the sale of our other products.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 5.   LICENSE AND STOCK PURCHASE AGREEMENTS WITH MGI PHARMA, INC.

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

In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant at $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue was amortized to license revenue over 15 months, which was the period of time in which our development obligations for Dacogen transferred to MGI. During the three and nine months ended September 30, 2005, we recorded amortization of deferred revenue of $2,476,000 and $7,429,000, respectively. The deferred revenue was fully amortized at December 31, 2005, so we had no amortization in 2006.

Under the terms of the license agreement, MGI was obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we received marketing authorization. In the three and nine months ended September 30, 2005, we recognized $692,000 and $2,681,000, respectively of development revenue relating to the reimbursement under this agreement. During the three and nine months ended September 30, 2006, we recorded development revenue of $64,000.

In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In accordance with our license agreement with MGI, we received a milestone payment of $20.0 million in the second quarter of 2006. MGI is

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 5.   LICENSE AND STOCK PURCHASE AGREEMENTS WITH MGI PHARMA, INC. (Continued)

required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. During the three and nine month periods ended September 30, 2006, we recorded royalty revenue of $1,043,000. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales

In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen sales globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

NOTE 6.   ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

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

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 6.   ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC. (Continued)

The aggregate purchase price of Montigen was $18,127,000, which included cash paid of $8,989,000, the issuance of 1,625,626 shares of SuperGen common stock valued at $8,947,000 in total, and $191,000 in direct transaction costs. The purchase price has been allocated on April 4, 2006 as follows (in thousands):

Net tangible assets	$532
Assembled workforce	235
CLIMB Technology Platform	1,042
Acquired in-process research and development	16,318
Total	$18,127

The $532,000 of net tangible assets included $486,000 in cash, prepaids and other current assets of $37,000, $405,000 of fixed assets, and $396,000 of assumed liabilities. The values assigned to assembled workforce and CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $39,000 and $174,000, respectively at September 30, 2006.

The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. A summary of these compounds is as follows (in thousands):

Adjusted Fair Value
Compound 1 (MP 470)—Tyrosine kinase inhibitor	$1,091
Compound 2 (529/235)—Aurora-A kinase inhibitor	15,227
Total Acquired in-process research and development	$16,318

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

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 7.   ASSET ACQUISITION AGREEMENT WITH MAYNE PHARMA

On August 22, 2006, we executed an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. (“Mayne”), pursuant to which Mayne acquired the North American rights to Nipent® and SurfaceSafe® cleaning system. We received cash proceeds of $13,395,000 upon closing of the transaction, which represented the purchase price per the agreement, reduced by a number of adjustments and holdbacks, as follows (in thousands):

Purchase price per agreement	$21,095
Less: Mitomycin reduction	(1,140)
Supply holdback	(5,000)
Indemnification holdback	(1,000)
Net asset adjustment	(445)
Channel inventory adjustment	(115)
Initial cash proceeds	$13,395

The mitomycin reduction represents a reduction in the proposed purchase price for the mitomycin product line that was originally to be sold as part of the transaction but was removed during the final negotiations. The supply holdback is being held by Mayne until we complete the qualification and deliver an FDA approved manufacturer of Nipent. The indemnification holdback will be held by Mayne for 18 months to cover any potential claims. The net asset adjustment reflects the difference in value of the net assets acquired in the agreement from the initial negotiation date to the final closing date. The channel inventory adjustment represents the difference between the value of inventory in the supply chain at the negotiation date and the final closing date.

In addition to the initial payment and holdbacks, we may receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. These annual deferred payments may be accelerated under certain circumstances, including a change of control at Mayne.

In conjunction with the Asset Acquisition Agreement with Mayne, we also entered into certain related agreements including the following:

Transition Services Agreement—We have agreed to provide certain transition services to Mayne. This includes utilization of our sales and marketing personnel during a six month transition period, for which we are being reimbursed by Mayne. In addition, Mayne has agreed to provide certain transition services, without charge, related to supporting approval of a specified manufacturer of Nipent in Europe. During the three months ended September 30, 2006, we have billed $658,000 for services provided to Mayne, which has been recorded as a reduction of our selling, general and administrative operating expenses.

Supply Agreement—To support our European business, Mayne will provide us with a supply of Nipent indefinitely or until our potential sale of the European business to Mayne is finalized. During the three months ended September 30, 2006, we purchased $503,500 of Nipent from Mayne.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 7.   ASSET ACQUISITION AGREEMENT WITH MAYNE PHARMA (Continued)

We have a number of additional obligations under the Asset Acquisition Agreement, including the following:

Reimbursement of Costs for Alternate Supply—We are obligated to reimburse Mayne up to $1 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne’s specified facility. During the three months ended September 30, 2006, we recorded $49,000 for alternate supply cost reimbursements.

Development Plan Payments—We are obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision relates directly to the $5 million supply holdback noted above. During the three months ended September 30, 2006, we incurred $155,000 of costs related to this obligation.

Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the Supply Agreement noted above. Contract negotiations have not been completed on the new supply agreement and we believe there remains uncertainty around the amount of the price protection exposure. We expect that Mayne and the new supplier will have completed negotiations by the first quarter of 2007. Once the supply agreement is negotiated we anticipate that we will have an appropriate basis to assess whether, and to what extent, any price protection exposure exists, which will impact when we recognize the net gain on sale for this transaction.

Retention and Severance Costs—We are obligated to pay all retention and severance costs for employees that continue to perform services under the Transition Services Agreement. Since our employees are required to stay with the company and perform transition related services before they can collect their retention and severance, we will accrue the retention and severance costs as they are earned. As of September 30, 2006, we recorded $565,000 of earned and accrued retention and severance costs, which are included in accrued payroll and employee benefits and recorded in selling, general and administrative expenses. We expect total retention and severance costs to be approximately $2.0 million at the end of the transition services period.

From the initial cash proceeds from the agreement of $13,395,000, we have deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, and have computed a net gain of $12,235,000. However, due to the uncertainty regarding the price protection exposure noted above, we have deferred the entire net gain as of September 30, 2006.

Due to the Company’s continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, the Company has reflected activities related to the Nipent and Surface Safe businesses in operating activities for all periods presented.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 8.   NIPENT EUROPEAN MARKETING AND DISTRIBUTION RIGHTS

Pfizer Marketing Rights

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Prepaid distribution and marketing rights in the accompanying balance sheet. This amount has been amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $613,000 at September 30, 2005, and was fully amortized at September 30, 2006.

Wyeth Distribution Rights

On June 1, 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the amended agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. Distribution rights under the amended agreement are expected to transition for most countries no later than December 1, 2006. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007.

During the transition period, we are continuing to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth has remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on Wyeth’s sales of Nipent. The net profit has been computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen may be adjusted by any Wyeth invoiced trade receivable that is overdue by 60 days or more. At the time distribution rights transfer, we will be required to repurchase any unsold inventory held by Wyeth with a shelf life greater than 12 months and limited amounts of packaging materials.

We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and are amortizing it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007.  Accumulated amortization was $840,000 at September 30, 2006. Revenue related to our two product shipments in May and September 2006 to Wyeth totaling $1,007,000 has been deferred. We will recognize the revenue, and related cost of revenue, when these vials are delivered to the end customer by Wyeth. We have determined that Wyeth’s ability to collect from the end customer is reasonably assured. At the time distribution rights are transferred, we expect that any remaining deferred revenue from distributor shipments will approximate SuperGen’s obligation to repurchase unsold inventory from Wyeth. During the three months ended September 30, 2006, we received $446,000 of net profit from Wyeth, which was included in net product revenue.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 9.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase the 2,634,211 shares of AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represent a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During the three months ended September 30, 2006 and 2005, we recorded changes in the value of this derivative of $654,000 and $(79,000), respectively. During the nine months ended September 30, 2006 and 2005, we recorded changes in the value of this derivative of $1,327,000 and $421,000, respectively.

During the nine months ended September 30, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder.  We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received.

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

NOTE 10.   TERMINATION OF AGREEMENT WITH ABBOTT LABORATORIES

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

In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for the right to terminate the Nipent distribution agreement at our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights, and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000 to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the nine month period ended September 30, 2005. We had no similar revenue during the nine month period ended September 30, 2006.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2006
(Unaudited)

NOTE 11.   COMPREHENSIVE LOSS

Comprehensive losses consisted primarily of the net income or loss and changes in unrealized gains or losses on investments. For the three months ended September 30, 2006 and 2005, total comprehensive losses amounted to $2,629,000 and $1,202,000, respectively.   We recorded unrealized losses on investments of $311,000 for the three months ended September 30, 2006 and unrealized gains on investments of $876,000 for the three months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, total comprehensive losses amounted to $9,661,000 and $10,113,000, respectively.  We recorded unrealized gains on investments of $503,000 for the nine months ended September 30, 2006 and $756,000 and for the nine months ended September 30, 2005.

NOTE 12.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In periods in which we have reported operating losses, basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The effect of assuming the exercise of options and warrants would be anti-dilutive and, therefore, basic and diluted net loss per share are the same.

The computation of diluted net loss per share for the three and nine months ended September 30, 2006 and 2005 excludes the impact of the following (in thousands):

	September 30,
	2006	2005
Options to purchase common stock	6,764	6,336
Warrants to purchase common stock	5,059	7,183

NOTE 13.   INCOME TAXES

We have recorded tax provisions of approximately $217,000 and $252,000, respectively, for the three and nine months ended September 30, 2006, related to federal alternative minimum taxes and the tax effect of the net proceeds received on the sale of products to Mayne Pharma. We recorded no tax provision for the nine months ended September 30, 2005.

NOTE 14.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We are currently evaluating the impact of FIN 48 to our consolidated financial statements.

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

Dacogen.   Our original new drug application (“NDA”) for Dacogen was accepted for filing by the United States Food and Drug Administration (“FDA”) on December 31, 2004. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provided that Dacogen was approvable pending the FDA’s review of a requested analysis of the transfusion requirements of patients enrolled in the completed Phase III trial, submission of certain other information, and completion of labeling discussions. We completed the collection and analysis of the data requested by the FDA and submitted our response to the Approvable Letter on November 15, 2005. On December 15, 2005, the FDA accepted our resubmission as a complete response to the Approvable Letter. On May 3, 2006, the FDA approved Dacogen for the treatment of patients with myelodysplastic syndromes (“MDS”).

In September 2004, we executed a definitive agreement granting MGI PHARMA Inc. (“MGI”) exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $32.5 million of these milestones, including $20.0 million upon first commercial sale of Dacogen in the

U.S. in May 2006. In accordance with our agreement with MGI, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. During the three and nine month periods ended September 30, 2006, we recorded royalty revenue of $1.0 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

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

Nipent.   Nipent is approved by the FDA and EMEA for the treatment of hairy cell leukemia and was marketed by us in the United States and is being distributed in Europe.

On June 1, 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the amended agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007. Under the amended agreement, distribution rights are expected to transition for most countries no later than December 1, 2006.

During the transition period, we are continuing to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth has remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on

Wyeth’s sales of Nipent. The net profit has been computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen may be adjusted by any Wyeth invoiced trade receivable that is overdue by 60 days or more. Based on discussions with Wyeth, we believe that Wyeth’s ability to collect these amounts is reasonably assured. At the time distribution rights transfer, we will be required to repurchase any unsold inventory held by Wyeth with a shelf life greater than 12 months and limited amounts of packaging materials.

On August 22, 2006, we closed our transaction with Mayne Pharma (USA), Inc. (“Mayne”), whereby Mayne acquired the North American rights to Nipent and SurfaceSafe® cleaning system. Pursuant to the Asset Acquisition Agreement, we received cash proceeds of $13,395,000 upon closing of the transaction. In addition to the initial payment and holdbacks, we may receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific sales targets. These annual deferred payments may be accelerated under certain circumstances, including a change of control at Mayne.

Other Products.   Our portfolio of other products includes Partaject-delivered busulfan. We have received regulatory approval to market Mitozytrex (mitomycin for injection) for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. Moreover, we hold United States sales and marketing rights to the cancer vaccine Avicine. We are continually evaluating our product portfolio to determine whether it is appropriate for us to dedicate the resources needed to commercialize these products ourselves or whether we would be better served selling or licensing the rights to develop these products to third parties.

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

To date, our product revenues have been limited and are derived primarily from sales of Nipent, which was marketed in the United States and is being distributed in Europe for the treatment of hairy cell leukemia. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, regulatory and in sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $359.0 million through September 30, 2006, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2007.

Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI’s success in commercializing Dacogen, the launch of new products and our ability to control our ongoing costs and operating expenses. If the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Cumulative Effect Adjustment for UK Tax Liability Upon Adoption of SAB 108

During the third quarter of 2006 a previously unrecorded United Kingdom (“UK”) payroll related liability was identified. We estimate this liability aggregates $930,000 as of September 30, 2006, related to withholding and other personal income tax, penalties and interest involving a former SuperGen employee who was a United States citizen and worked in the UK. The liability originated during the years 2002—2006 and was identified as a result of  recent disclosures made by a UK employee to our auditors. We determined that $795,000 of the liability relates to periods prior to 2006. The following table illustrates the amount of the error that originated in each of the years between 2002 and 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002
Net loss, as reported	$(14,482)	$(46,860)	$(53,470)	$(49,471)
Amount of understatement	(181)	(308)	(205)	(101)
Error as a percent of net loss	1.2%	0.7%	0.4%	0.2%

We adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Prior to the adoption of SAB 108, we quantified misstatements based on the amount of the error originating in the current year statement of operations (“rollover approach”). SAB 108 requires that in addition to considering the amount of the error originating in the current year statement of operations, the misstatement existing at each balance sheet date should also be considered, irrespective of the period of origin of the error (“iron curtain approach”). We do not believe that any of the amounts included in the table above are material to the periods in which they originated using the rollover approach. However, using the iron curtain method upon adoption of SAB 108, we have determined that the quantitative cumulative error aggregating approximately $795,000 that existed as of December 31, 2005 is material to the 2005 financial statements. As permitted when first applying the guidance in SAB 108, prior periods were not restated. The cumulative effect of the initial application of SAB 108 for quantification and correction of the error is included in the carrying amounts of liabilities and accumulated deficit as of September 30, 2006 in the accompanying balance sheet. The impact of this cumulative effect adjustment is an increase to accrued payroll and employee benefits of $795,000 and an increase to accumulated deficit of $795,000 as of January 1, 2006. The following table illustrates the effect of the cumulative effect adjustment recorded as of January 1, 2006 (in thousands):

	Accrued payroll and employee benefits	Accumulated deficit
Balance as of December 31, 2005, as reported	$2,269	$(348,010)
Cumulative effect adjustment for adoption of SAB 108	795	(795)
Balance as of January 1, 2006, as adjusted	3,064	(348,805)

The $135,000 of the liability that originated during 2006 is included in selling, general and administrative expense for the three and nine-month periods ended September 30, 2006. $45,000 and $62,000 of the amount recorded during the quarter ended September 30, 2006 originated during the quarters ended June 30, 2006 and March 31, 2006, respectively. We do not believe that these amounts are material to the quarters in 2006 in which they originated and should have been reported, nor do we believe the prospective correction of such amounts during the quarter ended September 30, 2006 is material to our consolidated operating results for such quarter.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the first nine months of 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of September 30, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of September 30, 2006, there was $4,032,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.63 years. We expect approximately 1,208,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Revenue Recognition

Our net product revenues have related principally to Nipent and, to a lesser extent, mitomycin. We recognize sales revenue upon shipment and related transfer of title to customers, and when collectibility is reasonably assured. Our gross product revenues have been reduced as we establish allowances for early payment discounts, product returns, product exchanges, and chargebacks, which are described in more detail as follows:

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

A rollforward of each component of our reserve balances is noted below (in thousands):

Rollforward Activity	Early Payment Discounts	Product Returns	Product Exchanges	Chargebacks
Balances at December 31, 2005	$120	$150	$12	$500
Provision (credit) made in the current period	201	174	(7)	809
Actual returns or credits in current period	(299)	(252)	(3)	(1,064)
Balances at September 30, 2006	$22	$72	$2	$245

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

We have accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which is being amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007.  The amortization of $840,000 through the nine months ended September 30, 2006 has been reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth has been deferred and will be recognized as revenue (as will related cost of revenue) when the product is delivered to the end customer by Wyeth. Under the terms of our amended agreement with Wyeth, we receive an additional amount of net profit based on Wyeth’s sales of Nipent. During the three months ended September 30, 2006, we received $446,000 of net profit, which was included in net product revenue.

In accordance with our license agreement with MGI, we received a milestone payment and recorded milestone revenue of $20.0 million in the nine months ended September 30, 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. During the nine month period ended September 30, 2006, we recorded royalty revenue of $1.0 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and a sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally.

We received initial cash proceeds from the Asset Acquisition Agreement with Mayne Pharma of $13,395,000. From the initial proceeds we have deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, and have computed a net gain of $12,235,000. However, due to the uncertainty regarding the price protection exposure noted in Note 7, we have deferred the entire net gain as of September 30, 2006.

Goodwill and Intangible Assets

We have intangible assets related to goodwill and other acquired intangibles such as acquired workforce, CLIMB process technology, trademarks, covenants not to compete, and customer lists. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Additionally, we review goodwill for impairment annually in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. In January 2006, 300,000 of these warrants were exercised. As of September 30, 2006, we owned 2,334,211 shares of AVI to cover the remaining outstanding warrants. These warrants are considered to be a derivative and have been recorded on the balance sheet at estimated fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the estimated fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The estimated fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. These assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

	Three months ended September 30,		Change
Revenues	2006	2005	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$2,228	$5,457	$(3,229)	(59.2)%
Development and license revenue	5,064	3,168	1,896	59.9
Royalty revenue	1,043	—	1,043	100.0

The decrease in net product revenue for the three months ended September 30, 2006 was due primarily to the sale of our North American rights to Nipent and Surface Safe to Mayne Pharma effective on August 22, 2006.

Development and license revenue relates to our license agreement entered into with MGI in September 2004. For the three months ended September 30, 2006, we received $5,000,000 from MGI, which represented 50% of the amount MGI received as a result of sublicensing Dacogen in Europe, and $64,000 in reimbursable costs. Development and license revenue for the three months ended September 30, 2005 included $2,476,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $692,000 related to reimbursement of Dacogen development and allocated overhead costs.

During the three months ended September 30, 2006, we recorded royalty revenue of $1,043,000 on Dacogen sales for the second quarter of 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. Dacogen was approved for sale by the FDA in May 2006.

	Three months ended September 30,		Change
Costs and operating expenses	2006	2005	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$482	$736	$(254)	(34.5)%
Research and development	4,651	3,571	1,080	30.2
Selling, general and administrative	6,753	6,761	(8)	(0.1)

Cost of product revenue as a percentage of net product revenue was 22% in the third quarter of 2006 compared to 13% in the same period in 2005. The increase for the three months ended September 30, 2006 was primarily due to a write off of $75,000 to cost of product revenue for a failed manufacturing batch of mitomycin. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, manufacturing costs, and the sale of our Nipent and Surface Safe products to Mayne.

The increase in research and development expenses was due to higher drug discovery research costs associated with the newly acquired Montigen facility in Salt Lake City, Utah and employee stock compensation costs recorded as a result of the implementation of SFAS 123R, offset by lower clinical research and supply costs related to Orathecin, Dacogen, and Nipent.  We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

The decrease in selling, general and administrative expenses for the three months ended September 30, 2006 relates primarily to lower costs associated with sales and marketing programs due to the sale of Nipent and Surface Safe to Mayne in August 2006, offset by higher expenses relating to the recording of stock compensation expense as a result of the implementation of SFAS 123R, and higher legal and accounting consulting expenses.

	Three months ended September 30,		Change
Other income (expense)	2006	2005	Dollar	Percent
	(Dollars in thousands)
Interest income	$796	$444	$352	79.3%
Change in valuation of derivatives	654	(79)	733	927.8

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the three months ended September 30, 2006, compared to the same period in 2005.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. The warrants issued in the transaction represent a derivative instrument and are revalued each quarter using the Black-Scholes pricing model. During the three months ended September 30, 2006, the value of this derivative had declined by $654,000 primarily due to the declining life of the derivative, compared to an increase of $79,000 during the three months ended September 30, 2005.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005:

	Nine months ended September 30,		Change
Revenues	2006	2005	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$9,096	$10,096	$(1,000)	(9.9)%
Development and license revenue	25,064	10,110	14,954	147.9
Royalty revenue	1,043	—	1,043	100.0
Distribution agreement and other revenue	—	757	(757)	(100.0)

The decrease in net product revenue for the nine months ended September 30, 2006 was due primarily to the sale of our North American rights to Nipent and Surface Safe to Mayne Pharma effective on August 22, 2006.

Development and license revenue relates to our license agreement entered into with MGI in September 2004. For the nine months ended September 30, 2006, we recognized milestone revenue of $20,000,000 earned upon first commercial sales of Dacogen by MGI in May 2006, we received $5,000,000 from MGI representing 50% of the amount MGI received as a result of sublicensing Dacogen in Europe, and recorded $64,000 in reimbursable costs. For the nine months ended September 30, 2005, development and license revenue included $7,429,000 related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $2,681,000 related to reimbursement of Dacogen development and allocated overhead costs.

During the nine months ended September 30, 2006, we recorded royalty revenue of $1,043,000 representing royalties on Dacogen sales for the second quarter of 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

Distribution agreement and other revenue for the nine months ended September 30, 2005 related to the termination of our Nipent distribution agreement with Abbott Laboratories. Upon signing this agreement in 1999, we received $5.0 million from Abbott, which was recorded as deferred revenue and was being amortized over a five-year period. In February 2005, we paid Abbott $1,500,000 to terminate this agreement, and this amount was charged against the unamortized balance of deferred revenue of $1,667,000. The remaining $167,000 was recorded as distribution agreement revenue in the nine months ended September 30, 2005 as a result of the termination of the distribution agreement. The remaining $590,000 in revenue relates to the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the Abbreviated New Drug Application and all rights, title, and interest in our generic daunorubicin. We had no similar revenue during the nine months ended September 30, 2006.

	Nine months ended September 30,		Change
Costs and operating expenses	2006	2005	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$1,877	$1,736	$141	8.1%
Research and development	11,509	11,585	(76)	(0.7)
Selling, general and administrative	19,312	20,159	(847)	(4.2)
Acquired in-process research and development	16,318	—	16,318	100.0

Cost of product revenue as a percentage of net product revenue was 21% in the first half of 2006 compared to 17% in the same period in 2005. The increase for the nine months ended September 30, 2006 was primarily due to write offs of $239,000 to cost of product revenue for three failed manufacturing batches of mitomycin. Current margins may not be indicative of future margins due to possible variations in product mix, average selling prices, manufacturing costs, and the sale of our Nipent and Surface Safe products to Mayne.

The decrease in research and development expenses was due to lower clinical study and clinical supply costs for Orathecin and Dacogen, as those clinical studies have wound down after the completion of our FDA and European submissions during the latter half of 2004, offset by drug discovery research costs associated with the newly acquired Montigen facility in Salt Lake City, Utah and employee stock compensation costs recorded as a result of the implementation of SFAS 123R. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2006 relates primarily to reduced expenses at EuroGen, our European subsidiary, lower costs associated with sales and marketing programs due to the sale of Nipent and Surface Safe to Mayne in August 2006, offset by higher expenses relating to the recording of stock compensation expense as a result of the implementation of SFAS 123R.

Acquired in-process research and development expense recorded in the nine months ended September 30, 2006 relates to the valuation of our acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the future net cash flows for the two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

	Nine months ended September 30,		Change
Other income (expense)	2006	2005	Dollar	Percent
	(Dollars in thousands)
Interest income	$1,794	$1,227	$567	46.2%
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	780	—	780	100.0
Change in valuation of derivatives	1,327	421	906	215.2

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the nine months ended September 30, 2006, compared to the same period in 2005.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. During the nine months ended September 30, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder.  We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price.

The warrants issued in the June 2003 convertible debt transaction represent a derivative instrument and are revalued each quarter using the Black-Scholes pricing model. During the nine months ended September 30, 2006, the value of this derivative had declined by $1,327,000, primarily due to the declining life of the derivative. In nine months ended September 30, 2005, the derivative declined in value by $421,000.

Liquidity and Capital Resources

Our cash, cash equivalents, and both short and long-term marketable securities totaled $73,173,000 at September 30, 2006 compared to $47,811,000 at December 31, 2005. In addition, we held 2,384,211 shares of registered stock of AVI, most of which are held as security for the warrants we issued to convertible debt holders to purchase the 2,334,211 AVI shares at $5.00 per share. The AVI shares had a market value of $8,679,000 at September 30, 2006. The AVI shares are classified on the balance sheet under non-current Restricted cash and investments, as well as Investment in stock of related parties.

Net cash provided by operating activities was $12,105,000 in the nine months ended September 30, 2006, and consisted primarily of the net loss of $10,029,000, a cash option of $2,100,000 paid to Wyeth for Nipent European distribution rights, and non-cash change in valuation of derivatives of $1,327,000, offset by non-cash stock compensation expense of $2,566,000, amortization of intangibles of $1,343,000, payment for acquired in-process research and development expense of $16,318,000, a decrease in accounts receivable of $4,137,000, and an increase in deferred revenue of $1,007,000. Net cash used in operating activities was $6,844,000 in the nine months ended September 30, 2005, and consisted primarily of the net loss of $10,869,000, plus non-cash amortization of deferred revenue of $7,429,000 from the MGI payment received in September 2004, $1,500,000 paid to Abbott to terminate our U.S. Nipent distribution agreement, a decrease in accounts payable and other liabilities of $2,189,000, offset by a decrease in accounts receivable of $13,099,000, primarily due to the receipt of milestone and development funds from MGI.

Net cash provided by investing activities was $5,837,000 in the nine months ended September 30, 2006, which consisted of $13,395,000 in net proceeds from the sale of Nipent and Surface Safe to Mayne and proceeds of $1,500,000 from disposition of shares of AVI BioPharma as a result of the exercise of warrants, offset by $8,693,000 related to the acquisition of the net assets of Montigen. Net cash provided by investing activities was $16,450,000 in the nine months ended September 30, 2005, and consisted of $28,136,000 in proceeds from the sale or maturity of marketable securities, offset by $11,585,000 from the purchase of marketable securities.

Net cash provided by financing activities was $7,368,000 in the nine months ended September 30, 2006, and consisted of  proceeds from the exercise of stock options and warrants. Net cash provided by financing activities was $989,000 in the nine months ended September 30, 2005, and consisted of proceeds from exercises of stock options.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2007. However, it is our intention to pursue additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for Orathecin and development activities resulting from the acquired research operation based in Salt Lake City, Utah.

In addition to the contractual obligations disclosed in Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2005, effective April 4, 2006, the Company has $22.0 million in future contingent regulatory milestone payments due to the Montigen stockholders, which would be payable in shares of SuperGen stock.

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

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants are considered a derivative and are valued each period using the Black-Scholes method. On September 30, 2006, the value of the derivative had decreased to $490,000, based on 2,334,211 warrants still outstanding. As the fair value of the common stock of AVI has fluctuated significantly in the past two years, the valuation of the derivative may have a significant impact on our results of operations.

We operate primarily in the United States and all product sales are denominated in U.S. dollars. Accordingly, we do not have any significant exposure to foreign currency rate fluctuations.

Item 4.                        Controls And Procedures

As of September 30, 2006, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that due to the material weakness discussed below our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Our management’s assessment of our internal control over financial reporting performed during the preparation of our condensed consolidated financial statements for the period ending September 30, 2006 identified the following material weakness in our internal control over financial reporting:

We have determined that a material weakness exists in the Company’s system of internal control over financial reporting related to the monitoring of our foreign locations’ process for identifying and timely addressing potential tax compliance issues that may result in a financial statement impact. In October 2006, an adjustment was identified for an unpaid payroll and national insurance tax obligation, including estimated interest and penalties, related to our 95% owned UK subsidiary, EuroGen Pharmaceuticals. The adjustment was identified as a result of recent disclosures made by a UK employee to our auditors. The adjustment emanated from work performed in the UK by a U.S. employee, who was President and CEO of EuroGen. This employee’s work in the UK triggered UK residency requirements over a number of years from 2002 through 2006 by exceeding permissible thresholds and subjecting the employee and EuroGen to certain payroll and national insurance tax obligations. There have not been nor are there currently any other U.S. national employees of the Company working in the UK.

Subsequent to September 30, 2006, in response to the material weakness in internal controls described above, we took measures to establish additional policies and procedures to monitor our European locations to evaluate and determine that similar obligations are properly identified, communicated and recorded. These measures include expanding oversight of our European operations impacting cash, legal, human resources, and regulatory activities; augmenting our staff in Europe to oversee business operations; re-issuance of the Company’s Code of Business Conduct and Ethics to all U.S. and UK employees.

(b)         Changes in internal control over financial reporting.

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SUPERGEN, INC.

PART II - OTHER INFORMATION

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

In July 2006, MGI announced that it had sublicensed Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen sales globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. However, if Dacogen is never approved in Europe, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and our business will be harmed.

If the proposed sale of Nipent to Mayne Pharma is not consummated, our business may suffer.

We are currently negotiating an agreement to sell the worldwide rights (excluding North America) to Nipent to Mayne Pharma (USA) Inc. We will expend significant efforts on signing and closing this transaction. Such efforts are costly from both a personnel and financial perspective, distract key personnel from their ordinary responsibilities, and may or may not ultimately result in the consummation of the transaction. The signing and closing of the transaction is subject to numerous variables, some of which are beyond our control. If the transaction is not consummated for any reason, our customers and suppliers may question our commitment to continue to develop and commercialize the product and cease doing business with us. Failure to sign, and ultimately close, the transaction may negatively affect our financial results, investor confidence, and ultimately our stock price.

If EuroGen cannot set up the infrastructure to distribute and sell Nipent in Europe in a timely manner, our business will be harmed.

Effective June 1, 2006, we amended our supply and distribution agreement with Wyeth to provide for the termination of distribution of Nipent by Wyeth and transition the distribution to EuroGen. During the transition period, which is expected to be completed by December 1, 2006, EuroGen will work to set up the infrastructure necessary to sell and distribute Nipent throughout Europe. Wyeth will determine, in its sole discretion, whether and when the appropriate infrastructure is in place and the distribution can be fully transitioned. EuroGen may not complete the set up by December 1, 2006, and even if this timing is met, Wyeth may not approve of it. If the infrastructure is not complete and/or approved by December 1, 2006, we will have to negotiate with Wyeth to extend the transition period. If Wyeth agrees to extend, the distribution and transfer fees payable to Wyeth increase from 5% to 20%, which will have an adverse financial impact on us. If Wyeth does not extend the transition period, EuroGen will be unable to sell and distribute Nipent and our revenues with respect to sales in Europe will cease unless and until Wyeth approves of the distribution infrastructure.

Our right to receive a significant portion of the consideration in the transaction with Mayne Pharma is subject to contingencies beyond our control.

In August 2006 we sold the North American rights to Nipent and Surface Safe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34.0 million. $5.0 million of that aggregate amount is a supply holdback, and Mayne is not obligated to release this holdback to us until our Nipent manufacturer has been qualified and approved by the FDA. We cannot control or influence this approval process. In addition, over $14.0 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next five years. Achievement of these sales targets are beyond our control. If the conditions for the release of the supply holdback are not met, and/or we are not entitled to the $14.0 million of deferred payments, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent. The North American rights to Nipent were recently sold to Mayne Pharma, and we have just entered into an agreement with Mayne to sell the rights to Nipent in the rest of the world. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $359.0 million from inception through September 30, 2006, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2007 and may never achieve profitability.

Whether we achieve profitability depends primarily on the following factors:

•       the successful commercialization of Dacogen in North America by MGI;

•       obtaining regulatory approval in Europe and the successful commercialization of Dacogen outside of North America by the Janssen-Cilag companies;

•       our ability to bring to market other proprietary products that are advancing through our internal clinical development infrastructure;

•       our ability to successfully expand our product pipeline through in-licensing and product acquisition;

•       our ability to sell and distribute Nipent in Europe until the transfer to Mayne;

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

In addition to raising money by selling our equity securities to MGI in connection with the license agreement, we also expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because we are unable to secure regulatory approval of Dacogen in Europe or Asia or due to MGI’s inability to expend the resources to commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will continue to receive these payments, and we cannot be assured that MGI will expend the resources to expand sales of Dacogen in North America, or that the Janssen-Cilag companies will expend the resources to sell it in Europe and elsewhere, or that either company be successful in doing so.

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

We have a portfolio of cancer drugs in various stages of development, including Partaject busulfan (Phase I/II), and we have been conducting pre-clinical studies for VEGF and Cremophor-free paclitaxel. In addition, we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

Our failure to obtain regulatory approvals to market our product candidates in foreign countries and delays caused by government regulation would adversely affect our anticipated revenues.

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

We acquired Montigen Pharmaceuticals, Inc. in April 2006 for cash and shares of our common stock valued at approximately $40.0 million, including $22.0 million contingent upon the achievement of specific regulatory milestones.  The Montigen acquisition involves risks, including problems combining the purchased operations and technologies, unanticipated costs and diversion of management’s attention from our core business.  In addition, we may have to restructure aspects of our business in order to achieve anticipated synergies.   There can be no assurance that we will be able to successfully integrate Montigen and its technology and personnel into our business.  The failure to effectively manage the acquisition and integration of Montigen could disrupt our business and harm our financial results.

If the third-party manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the delivery of, or be unable to meet demand for, our products.

Because we have no manufacturing facilities, we rely on third parties for manufacturing activities related to all of our products. As we develop new products and increase sales of our existing products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products.  Reliance on third party manufacturing presents the following risks:

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

We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for reorganization under Chapter 11 and ceased operations in late 2004. We contracted with another manufacturer for the purification of Nipent, but this manufacturer has not yet been qualified by the FDA .  If the new manufacturer fails to get FDA qualification or goes out of business, we will be unable to satisfy the conditions necessary to receive from Mayne Pharma the $5.0 million held back from us  pursuant to the terms of that transaction.

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

The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. Our competitors and probable competitors include companies such as Aventis SG, Bristol-Myers Squibb Company, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, Pharmion Corp. and others.

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval for products, or are developing or testing product candidates that compete directly with, our product candidates. For example, Dacogen faces competition from Pharmion’s Vidaza.

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

SUPERGEN, INC.
Date:	November 9, 2006	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer
(Principal Financial and Accounting
Officer)