Form 10-K
period 2006-12-31
SUPERGEN INC
filed 2007-03-16
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 0-27628

SuperGen, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1841574
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)
4140 Dublin Blvd., Suite 200, Dublin, CA	94568
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (925) 560-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $191,175,298. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 6, 2007 was 55,644,086.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders to be held on June 14, 2007.

SUPERGEN, INC.
2006  ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In particular, these statements include statements such as: our estimates about becoming profitable; our forecasts regarding our research and development expenses; our statements regarding the sufficiency of our cash to meet our operating needs, and any expectations that EuroGen will generate revenue during 2007. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements.

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

PART I

ITEM 1. BUSINESS.

We incorporated in March 1991 as a California corporation and changed our state of incorporation to Delaware in May 1997. Our executive offices are located at 4140 Dublin Blvd., Suite 200, Dublin, CA, 94568 and our telephone number at that address is (925) 560-0100. We maintain a website on the internet at www.supergen.com. This is a textual reference only. We do not incorporate the information on our website into this annual report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this annual report on Form 10-K.

Overview

We are a pharmaceutical company dedicated to the discovery, development and commercialization of therapies to treat patients with cancer. Historically we have acquired products that were approved for market or for clinical investigation and applied additional developmental effort to expand sales or advance these products clinically towards potential approval for marketing. Three compounds have been the primary focus of our efforts:  Dacogen® (decitabine) for injection, Orathecin™ (rubitecan) capsules and Nipent® (pentostatin for injection). In 2006, Dacogen received approval for marketing in the United States, Orathecin was withdrawn from the regulatory review process, Nipent and our commercial infrastructure was sold, and we acquired a discovery and development company to complement our ongoing licensing efforts. These changes have been implemented to mitigate the ongoing risk of competitive in-licensing and maximize the return on both existing resources and our incoming royalty and milestone revenue.

Our new drug application (“NDA”) for Dacogen was approved  by the United States Food and Drug Administration (“FDA”) on May 3, 2006 for the treatment of patients with myelodysplastic syndromes (“MDS”). In September 2004, we executed an agreement granting MGI PHARMA Inc. (“MGI”) exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. MGI has also committed to fund further development costs associated with Dacogen on their own at a minimum of $15.0 million over a three year period. In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

Nipent is a product that we acquired in 1996 from Warner-Lambert. Nipent is approved in the U.S. and several European countries for the treatment of hairy cell leukemia and was marketed by us in the United States and Europe. We had commercialization rights for Nipent, which we marketed directly in the United States through our sales force and either directly or indirectly in international markets. On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc. (“Mayne”), whereby Mayne acquired the North American rights to Nipent and SurfaceSafe® cleaning system. On November 25, 2006, we entered into another Asset Acquisition Agreement with Mayne, pursuant to which Mayne will acquire the remaining worldwide rights to Nipent. The transaction is expected to close in the first quarter of 2007.

In January 2004 we submitted an NDA under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. Based on further discussions and feedback with both the FDA and consultants, we determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we withdrew the NDA in January 2005. In July 2004, we submitted a marketing authorization to the European regulatory authorities seeking approval of Orathecin. Based on extensive discussions with the European regulatory authorities, we withdrew the application in January 2006. An additional Phase II clinical trial of Orathecin in combination with gemcitabine in first-line patients with advanced pancreatic cancer was completed and interim results were reported. The results of the trial were not robust enough to advance this protocol to a Phase III study. We are currently exploring alternative development opportunities for Orathecin.

Our current developmental efforts revolve around the products progressing out of the acquisition of Montigen Pharmaceuticals, Inc. (“Montigen”), a small-molecule drug discovery company, in April 2006. Specifically, two late-stage pre-clinical products, MP-470, a multi-targeted Tyrosine Kinase inhibitor (“TKI”) that may have Rad 51 activity and MP-529, an Aurora-A Kinase inhibitor, are both targeted for clinical testing in 2007.

Strategy

We are a pharmaceutical company dedicated to the discovery, development and commercialization of therapies to treat patients with cancer. Our founding strategy was to acquire rights to late stage clinical products and commercialize these products by executing selective developmental and commercialization strategies that might allow these products to come into the market and be utilized by the widest possible patient populations. The competition for late-stage compounds that can be obtained through licensure or acquisition, that have shown initial efficacy in humans, has increased significantly with most major pharmaceutical companies taking positions in this market. The acquisition of Montigen mitigates the competitive risk of in-licensure and potentially may allow us to out-license selective product to our licensing competitors. Our primary objective is to become a leading developer and seller of therapies for patients suffering from cancer. Key elements of our strategy include the following:

Target, discover and advance into clinical trials one to two products per year.   Our drug discovery group has optimized a process called CLIMB™ that allows our developmental chemists and biologists to model previously unknown cancer targets. These targets become templates for computerized drug creation and development. The flexibility and relatively low cost of both human and developmental capital for this type of discovery and development has allowed us to transition from just a licensee to a potential licensor.

Maintain our global  commercial presence.   We believe that the global market opportunity for our products is meaningfully greater than the market opportunity in the United States alone. Therefore, as our products are ready for clinical development we may parallel trials in multiple continents. Our European subsidiary, EuroGen Pharmaceuticals Ltd. (“EuroGen”) is a business development, registration and marketing research organization. EuroGen will continue to establish our market presence through development of clinical and scientific key opinion leaders as well as the identification of regional developmental partners that might develop secondary markets for our products.

Capitalize on our existing clinical expertise and regulatory development to maximize the commercial value of our products.   We have acquired significant expertise at planning, executing and filing clinical data in both the United States and Europe. The large number of  products in research and development should increase in value to us or to a potential licensee as they proceed through the clinic. Historically, products that are in Phase II trials command a higher selling price than products that are still in Phase I.

Products in Development

MP-470

MP-470 is a multi-targeted TKI that was designed to be effective in patients that are resistant to Gleevec® (imatinib mesylate). Tyrosine Kinase can modify proteins through the process of adding a phosphate group at the amino acid residue tyrosine. This can induce a cascade of signaling events allowing the cancer cell to accelerate growth. A TKI could shut down this accelerated growth. Additionally, MP-470 has demonstrated the ability to inhibit Rad 51. This protein is very important in a cell’s ability to repair specific breaks in DNA. Inhibition of Rad 51 will be explored in the clinic to improve radio-therapy treatments and combination treatments with established chemotherapeutics.

We have met with the FDA in a pre-investigational new drug meeting and plan to submit an Investigational New Drug Application (“IND”) and start clinical trials in the first half of 2007.

MP-529

MP-529 is also a signal transduction inhibitor, but of Aurora-A Kinase. This kinase is known to play a major role in cell division instability. Aurora-A has been shown to be a specific oncogene. As an oncogene, its presence can increase the likelihood that the cell will become cancerous.

This product is scheduled for an IND submission in the second half of 2007 and the subsequent initiation of clinical trials.

Summary of Product Candidates in Development

A variety of additional projects will progress to products and may lead to two clinical trial positions per year. The chart below lists the current projects of developmental interest:

Summary of Past Products in Development

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

Dacogen received orphan drug designation in the United States and Europe, which should provide seven years of marketing exclusivity in the United States from the May 2, 2006 approval date, and ten years marketing exclusivity in Europe from the date of approval in the EU, if Dacogen is approved by the European regulatory authorities for MDS.

We submitted a marketing application for Dacogen to the European regulatory authorities that was accepted for review on October 25, 2004. We, along with MGI, determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we withdrew the application for Dacogen in November 2005.

During September 2004, we executed a definitive agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $32.5 million of these milestones. The Dacogen license has created a royalty income stream on worldwide net sales starting at 20% and escalating to a maximum of 30%.

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

Orathecin

Orathecin is an oral chemotherapy compound in the camptothecin class, licensed from the Stehlin Foundation for Cancer Research (“Stehlin”) in 1997. Orathecin is a second-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. Based on our developmental program and clinical trial results, we believe that Orathecin may have significant advantages over many existing anti-cancer drugs, including efficacy, side effect profile and oral dosing. Orathecin has been tested in 46 clinical trials in 17 tumor types and 7 hematologic malignancies in over 2,800 patients. Orathecin received orphan drug designation for pancreatic cancer in both the United States and Europe. Similar marketing exclusivity is available in Japan.

An additional Phase II clinical trial of Orathecin in combination with gemcitabine in first-line patients with advanced pancreatic cancer was completed and interim results reported. The results of the trial were not robust enough to advance this protocol to a Phase III study. We are currently exploring alternative development opportunities for Orathecin.

Nipent

Nipent inhibits a key enzyme in the DNA synthesis process and results in cytotoxicity, primarily in lymphocytes, with little other known effect on normal tissue. Nipent has been sold in the United States for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia. We acquired Nipent from the Parke-Davis division of the Warner-Lambert Company (Pfizer) in 1996 and the remaining European rights in February 2004. We believe that Nipent’s most unique feature is its selectivity for lymphocytes, which has created an interest in this product for the treatment of cancers of the lymphoid system and other hematologic malignancies. Nipent has been our principal source of revenue since 2000. We sold Nipent rights in North America to Mayne Pharma in August 2006. We signed a definitive agreement to sell the remaining worldwide rights to Nipent to Mayne in November 2006. This transaction is scheduled to close in early 2007.

Other Products and Product Candidates

The following products, technology and developmental opportunities have been identified and valued as not critical to the future success of the company. We are working to further define and realize the value of each. We have the following products and product candidates:

Product Category	Compound	Indication or Intended Use	Therapeutic Category	Regulatory Status
Generic Anti-Cancer	Mitomycin	Solid tumors	Cancer	Approved
Products	Paclitaxel	Solid tumors	Cancer	Approved
Formulation Products	Mitozytrex™	Solid tumors	Cancer	Approved
	Partaject busulfan	Neoplastic meningitis/ bone marrow transplant	Cancer	Phase I/II
	Partaject Orathecin	Solid tumors	Cancer	Pre-clinical
	CZ 112	Solid tumors	Cancer	Phase I
	Cremophor-free paclitaxel	Solid tumors	Cancer	Pre-clinical
Product Candidates	Avicine	Therapeutic Vaccine	Cancer	Phase II
	VEGF	Anti-angiogenesis	Cancer	Pre-clinical

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

Mitomycin.   We received approval of an ANDA for our generic mitomycin in 1998 for the treatment of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. We had been selling mitomycin in the United States until 2006, and we also acted as a contract supplier for another distributor in the United States. Due to our sale of Nipent, which represented 88% of our net product revenues in 2006, to Mayne and the corresponding elimination of our commercial organization, we are no longer selling mitomycin.

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

Mitozytrex.   Our first product utilizing our formulation technology, Mitozytrex (mitomycin for injection), which is a formulation of generic mitomycin, was approved by the FDA in November 2002 for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. We cannot promote Mitozytrex as providing any injection site ulceration protection, nor can we promote any commercially viable increased stability, solubility or shelf life extension, as compared to generic mitomycin. We must develop and submit additional data to the FDA in NDA supplements and receive FDA approval for additional claims. We are currently exploring marketing opportunities and/or marketing partners for Mitozytrex.

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

VEGF (Anti-Angiogenesis).   In February 2001, we licensed from Peregrine Pharmaceuticals (formerly known as Techniclone Corp.) a platform drug-targeting technology known as Vascular Targeting Agent (“VTA”). The licensed technology is related to Vascular Endothelial Growth Factor (“VEGF”). The VTA technology is a proprietary platform designed to specifically target a tumor’s blood supply and subsequently destroy the tumor with various attached therapeutic agents. We sublicensed this technology to Targa Therapeutics Corp. (“Targa”) in 2006.

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

On April 4, 2006, we completed our acquisition of Montigen, a privately held, oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets included its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family. Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction, consisting of $9.0 million in cash and $8.9 million in shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. The acquisition of Montigen has strengthened our pre-clinical development efforts while we continue to focus on later-stage opportunities as well.

Research and Development

Because of the stage of our development and the nature of our business, we expend significant resources on research and development activities. We expended $16.5 million in 2006, $15.1 million in 2005, and $24.0 million in 2004 on research and development. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our major research and development projects have included Dacogen, Orathecin, and studies on additional uses for Nipent.

Dacogen

From 1999 through 2006, we spent approximately $12.8 million on the pre-clinical and clinical development of Dacogen. Dacogen was approved by the FDA in May 2006 as an anticancer therapeutic for the treatment of patients with MDS.

In September 2004, we licensed to MGI the exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We pursued regulatory approvals of Dacogen for the treatment of MDS in the United States and Europe, with assistance from MGI, and by contract all development of Dacogen was transitioned to MGI by the end of 2005. MGI assumed full development responsibilities following the transition to them. MGI is required to fund further development costs associated with Dacogen on their own at a minimum of $15 million over a three-year period.

Orathecin

From 1998 through 2006 we have spent approximately $72.5 million on the Orathecin program. In January 2004 we submitted an NDA under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients, who have failed one or more therapies. Based on further discussions and feedback with both the FDA and consultants, we determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we withdrew the NDA in January 2005. In July 2004, we submitted a marketing authorization to the European regulatory authorities seeking approval of Orathecin. Based on extensive discussions with the European regulatory authorities, we withdrew the application in January 2006. An additional Phase II clinical trial of Orathecin in combination with gemcitabine in first-line patients with advanced pancreatic cancer was completed and interim results were reported. The results of the trial were not robust enough to advance this protocol to a Phase III study.

We are currently exploring placing Orathecin and a few additional products into a new company that would raise independent capital to explore alternative development options.

Nipent

Through December 31, 2005, we spent approximately $18.2 million on Phase I, II, and Phase IV programs related to different potential indications for Nipent. We believe that Nipent has a unique mechanism of action and Phase IV trials indicate that it may have activity in a variety of other hematologic cancers. We conducted Phase IV studies for treatment of hematological malignancies and disorders.  All clinical studies relating to Nipent were transitioned to Mayne in 2006.

Sales and Marketing

We currently have no employees in the U.S. focused on sales, marketing, and sales support. Our marketing efforts are now within the Corporate Communications and Business Development group. At our European subsidiary, EuroGen Pharmaceuticals, we have two employees focused on the sale and distribution of Nipent throughout Europe.

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

Business Relationships and Material Contracts

Strategic, Collaborative and Licensing Relationships and Related Agreements

Our strategy had been to identify and license or buy rights to products or compounds that were typically in human clinical development. We then sought to enhance and complete the product development to bring the products to market internally or through collaborations. We have entered into a variety of strategic and collaborative relationships and licensing agreements in pursuing our business. Some of our more significant relationships are as follows:

1.     Dacogen—Pharmachemie and MGI PHARMA, Inc.

In September 1999, we entered into a Know-How Transfer and Cooperation Agreement with Pharmachemie. Under the agreement, Pharmachemie sold and transferred to us its know-how related to a pharmaceutical product approach for the treatment of leukemia and other hematologic malignancies, called the “Decitabine Project.”  Under the agreement, we obtained all rights and title with respect to the know-how related to the Decitabine Project, including the related intellectual property rights, and the exclusive world-wide right to use the know-how for any purpose whatsoever, including the filing of applications for marketing approval of the products. Upon execution of the agreement, we delivered to Pharmachemie shares of our common stock equal to $3.4 million. Decitabine was subsequently trademarked as Dacogen.

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

Under the terms of the License Agreement, MGI is obligated to pay us milestone payments for achievement of certain regulatory and commercialization goals, as well as reimburse us for certain development and allocated overhead costs of Dacogen until we receive marketing authorization. During the years ended December 31, 2006, 2005 and 2004, we recorded development revenue of $93,000, $3.4 million and $3.6 million, respectively, relating to the reimbursements under this agreement. During the year ended December 31, 2004, we recognized development revenue of $12.5 million for milestone achievement. In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In accordance with our license agreement with MGI, we received a milestone payment of $20.0 million in the second quarter of 2006. During the year ended December 31, 2006, we also recorded royalty revenue of $3.4 million, based on 20% of MGI’s sales of Dacogen.

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

2.     Orathecin—The Stehlin Foundation for Cancer Research

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

We have paid Stehlin approximately $9.6 million through December 31, 2006 for research under this agreement. Our agreement with Stehlin also calls for additional payments in our common stock upon the achievement of specified milestones and royalties on any product sales. We must make milestone payments under the agreement upon (a) notification by the FDA of the acceptance for filing of the first NDA submitted for Orathecin and (b) our receipt of the FDA notice that it has approved Orathecin for marketing. Each of such payments will be made in restricted shares of our common stock at a per share purchase price equal to the average trading price of the shares over a 30-day trading period. During the year ended December 31, 2004, the FDA accepted for filing our NDA submission for Orathecin. This triggered a required milestone payment to Stehlin of $500,000. We made the milestone payment through the issuance of 63,969 shares of unregistered common stock, which was calculated based on the average trading price of our stock during the 30-day period preceding the payment date.

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

3.     Nipent—Warner-Lambert Company (Pfizer)

In September 1996, we entered into a Purchase and Sale Agreement with the Warner-Lambert Company (Pfizer), pursuant to which we obtained the exclusive rights to the anti-cancer drug Nipent from Warner-Lambert for the United States, Canada and Mexico. The assets we acquired included all of Warner-Lambert’s unpurified crude concentrate form of pentostatin, from which Nipent is made, and related inventory, NDA for the United States, Canadian new drug submission and certain intellectual property.

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

4.     VTA/VEGF—Peregrine Pharmaceuticals

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

The agreement required an up-front payment of $600,000, which included the acquisition of 150,000 shares of Peregrine common stock valued at $253,000. The remaining $347,000 of the payment was recorded as research and development expense. We are also required to pay Peregrine an annual license fee of $200,000 per year in cash or our common stock until the first filing of an IND in the United States utilizing the licensed patents. In addition, the terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VTA technology. The milestone payments could ultimately total approximately $8.25 million, plus additional royalty payments as required under the agreement. We are required to make milestone payments to Peregrine upon (a) commencement by us of the first Phase III trial in the United States, Europe or Japan for the first therapeutic clinical candidate covered under the licensed patents; (b) commencement by us of Phase III trial in the United States, Europe or Japan for subsequent therapeutic clinical candidates covered under the licensed patents; (c) commencement by us of a Phase II/III trial, if any; (d) receipt of regulatory approval in the United States for the first therapeutic clinical candidate covered under the licensed patents; (e) receipt of regulatory approval in a European nation for the first therapeutic clinical candidate covered under the licensed patents; and (f) receipt of regulatory approval in Japan for the first therapeutic clinical candidate covered under the licensed patents.

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

In August 2006, we sublicensed the VEGF technology to Targa. In connection with this sublicense, Targa has agreed to develop and commercialize the VEGF technology and will pay us an annual payment equal to the annual license fee due to Peregrine under our original license agreement. In addition, upon the achievement of milestones under the original license agreement, Targa has agreed to pay us an amount equal to such milestone payments. Targa has also agreed to reimburse us for royalties due to Peregrine on licensed product sales, provided that Peregrine reduced the royalty rates in writing. In February 2007, we amended our license agreement with Peregrine to reduce these royalty rates.

5.     Avicine—AVI  BioPharma, Inc.

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

In consideration of past research and development performed by AVI, we made an additional equity investment in AVI totaling $22.0 million in exchange for 1,684,211 shares of AVI common stock, paid in a combination of $5.0 million cash and the issuance of 347,826 shares of our common stock. As part of the agreement, we have a warrant to acquire up to 1,665,478 shares of AVI’s common stock, subject to anti-dilution provisions, at an aggregate exercise price equal to $60.0 million, or $35.625 per share. This warrant is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine, or the date on which the closing price of AVI’s common stock exceeds the warrant exercise price. Neither event had occurred as of December 31, 2006.

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

6.     MP-470—University of Arizona

As part of the Montigen acquisition, we acquired the license agreement with the University of Arizona. This license grants us an exclusive, worldwide license, with right to sublicense, to make, have made, use, import, market, sell and distribute MP-470 for all diagnostic, prophylactic or therapeutic applications. The license agreement is effective until the expiration, revocation or invalidation of the last-to-expire patent or the abandonment of the last patent application, whichever comes later.

Under the license agreement, we are required to pay a non-refundable, non-cancelable license maintenance fee of $6,250 per year and non-refundable, non-cancelable, non-creditable milestone fees, ranging from $25,000 to $150,000, based on filing of an IND, completion of Phase III clinical trials, and marketing approval in the US and other major market countries. In addition, we will be required to pay royalties of up to 1% of net sales, and 5% of any sublicense revenues received up to a maximum of $250,000 per sublicense with payments not to exceed $1.5 million during the term of the agreement.

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

2.     Sigma-Aldrich Fine Chemicals (Tetrionics)—Nipent

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

Under the agreement, we and SAFC agreed to enter into a commercial manufacture and supply agreement pursuant to which SAFC would manufacture and supply to us quantities of Nipent we order from time to time using pentostatin crude concentrate supplied by us or parties authorized by us. Subject to other conditions of the commercial manufacture and supply agreement we will agree to purchase up to 50% of our commercial requirements for Nipent. The commercial manufacture and supply agreement will include other standard and customary terms and conditions which have been agreed to by us and SAFC and set forth in the Drug Substance Validation and Supply Agreement, including price, forecasting requirements, product warranties and delivery terms. The commercial manufacture and supply agreement will initially be for a five year term and thereafter extendable by mutual agreement of SAFC and us.

The commercial manufacture and supply agreement with SAFC is being transitioned to Mayne Pharma in early 2007 as part of their acquisition of Nipent.

Government Regulation: New Drug Development and Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our drug products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical testing, clinical trials, and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or have an impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and inspections which could reveal previously unknown problems with such products, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

The process for new drug approval has many steps, including:

Drug discovery.   In the initial stages of drug discovery, large numbers of potential compounds are screened for activity. This drug discovery process can take several years. Once a company defines a lead compound, the next steps are to conduct further preliminary studies on the mechanism of action, in vitro (test tube) screening against particular disease targets and some in vivo (animal) screening. If the compound passes these hurdles, animal toxicology studies are initiated. If the results demonstrate acceptable levels of toxicity, the compound emerges from the basic research mode and moves into the pre-clinical phase.

Pre-clinical testing.   During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the disease target and the compound is evaluated for safety. These tests can take several years to complete and must be conducted in compliance with Good Laboratory Practice (“GLP”) regulations, which are practices expected by the European, Japanese and US health authorities.

Investigational new drug application.   After appropriate animal testing is evaluated and the candidate molecule is found to have an acceptable safety profile, the Company may decide to expand the development programs to a clinical setting. To accomplish this in the U.S. an IND, sometimes called a “clinical trial application,” is submitted to the FDA to begin human testing of the drug. Health Authorities in Europe require similar applications to initiate human testing in countries governed by EU regulations. The IND submitted in the U.S. includes the known chemistry of the compound, how the compound is manufactured, the results of animal studies and other previous experiments, the method by which the drug is expected to work in the human body, a proposed clinical development plan and how, where and by whom the proposed new clinical studies will be conducted. All clinical trials must be conducted in accordance with good clinical practices (“GCPs”). This means that the Company has specific obligations to monitor the study, collect the data and report it at least annually.

Independent of the Company, clinical protocols are reviewed by independent Institutional Review Boards (“IRB”) in the US and Ethical Committees in Europe at the hospital or clinic where the proposed studies will be conducted. The IRB is charged with providing an independent assessment of the appropriateness of the study, particularly focusing on the safety of the subjects/patients that might enroll in the study. The IRB’s responsibilities continue while the study is ongoing, focusing on protecting the rights and safety of those enrolled in the study.

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

Phase I clinical trials.   After an IND becomes effective, Phase I human clinical trials can begin. These trials generally involve 20 to 80 healthy subjects or patients and typically take approximately one year to complete. These trials are designed to evaluate a drug’s safety profile and may include studies to assess the optimal safe dosage range. Phase I clinical studies may evaluate how a drug is absorbed, distributed, metabolized and excreted from the body.

Phase II clinical trials.   In Phase II clinical trials, studies are conducted in patients who have the targeted disease. The primary purpose of these trials is to evaluate the safety of the drug in the target patient population but often preliminary efficacy data is also obtained. These studies typically take a few years to complete. For anti-cancer drugs, the first human studies are referred to as Phase I/II studies because they evaluate safety and preliminary efficacy directly in the target patient population. This is done because most anti-cancer drugs are very toxic and cannot be administered to healthy subjects, as is typical in Phase I studies in other therapeutic areas such as cardiovascular, central nervous system and infectious diseases.

Phase III clinical trials.   These trials are typically large, involving several hundred or even thousands of patients. Phase III trials typically compare an investigational agent against a control product which could be a product already approved for use in that disease or a placebo. During these trials, physicians record observations as defined in the sponsor’s protocol onto Case Report forms. The data generated in these studies are monitored regularly by company clinical monitors as well as the participating physician. There are specific requirements for the physician to report any adverse reactions that may result from the use of the drug. Company clinical monitors visit the sites regularly and transmit the data back to the company for analysis and ultimately for presentation to the FDA.

Marketing application.   Companies have the opportunity to interact with health authorities in the US and EU during the course of a drug development program. Most companies take advantage of this access to gain further insights about the kinds of data that will be expected in their marketing application. After completion of the clinical trial phase, a company must compile all of the chemistry, manufacturing, pre-clinical and clinical data into a marketing application. In the United States, this is called a New Drug Application; in the EU it is called a Marketing Application Authorization (“MAA”). This is a significant amount of information, often in excess of 100,000 pages, and it will be independently reviewed by these health authorities.

Both the FDA and the European Medicines Agency (“EMEA”) review these submissions for overall content and completeness before accepting them for review and may request additional information. Once an application is accepted for filing, each agency independently begins its in-depth review. In both the United States and Europe, there are specified timeframes for the completion of review. This process may be extended if an agency requests additional information or clarification regarding the data provided in the submission.

In the United States, the FDA may refer the application to an appropriate advisory committee for a recommendation as to whether the application should be approved, but the FDA is not bound by this recommendation. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The latter typically contains a number of conditions that must be met in order to secure final approval. When and if those conditions are met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercialization of the drug for specific indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may reject the application by issuing a non-approvable letter. The review and approval process in Europe has substantial similarities to that outlined for the United States.

Marketing approval.   When a health authority grants marketing approval to a drug, it can now be made available for physicians in that country or region to prescribe for their patients. Periodic safety reports must be submitted to health authorities as a way to monitor the use of new drugs introduced to the market. Regulatory agencies around the world place great emphasis on pharmacovigilance, a term that describes the need to monitor the safety of a drug when it is released for general use, as this is a real world setting, which is very different from the controlled environment of clinical trials.

Phase IV clinical trials and post marketing studies.   In addition to studies that might have been requested by health authorities as a condition of approval, clinical trials may be conducted to generate more information about the drug after marketing approval, including the use of new dosage forms or new dosing regimens. These studies may generate publications that provide further information to patients and the medical community.

Fast Track.   The FDA Modernization Act of 1997 specifies that the FDA can assign a fast track designation to a new drug or biologic product that is intended for the treatment of a serious or life-threatening condition and has the potential to address unmet medical needs for such a condition. Under this program, the sponsor may request this designation at any time during the development of the product. The FDA must determine whether the product qualifies within 60 days of receipt of the sponsor’s request. For a product designated as fast track, the FDA has the ability to define a faster review, including allowing the sponsor to provide the NDA in discrete sections. This process is called a “rolling” NDA and is intended to accelerate the review and approval process.

SuperGen obtained fast track designations for Orathecin for the treatment of patients with locally advanced or metastatic pancreatic cancer and for Dacogen for the treatment of patients with MDS and intends to seek such designation for other products, where appropriate. We cannot predict the ultimate impact, if any, of the fast track process on the timing or likelihood of FDA approval of any of our future products.

Approvals in the European Union.   In 1993, the EU established a system for the registration of medicinal products in the EU whereby marketing authorization may be submitted at either a centralized or decentralized level. The centralized procedure is administered by the EMEA and is mandatory for the approval of biotechnology products and is available, at the applicant’s option, for other innovative products. The centralized procedure provides for the granting of a single marketing authorization that is valid in all EU member states. A mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the mandatory centralized procedure, under a decentralized procedure.

Approvals outside of the United States and EU.   Applications to market a new drug product must be made to virtually all countries prior to marketing. The approval procedure and the time required for approval vary from country to country and may involve additional testing and cost. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, pricing approval is required in many countries and there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on investment.

Off-Label Use.   Physicians may prescribe drugs for uses that are not approved in the product’s labeling. Such “off-label” prescription may be used by physicians across medical specialties. The FDA does not regulate the behavior of physicians in their choice of treatments but it does limit a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA approved drugs for off-label uses.

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

Other Government Regulations

As a US-based company, in addition to laws and regulations enforced by the FDA, we are also subject to regulation by other agencies under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. These agencies have specialized responsibilities to monitor the controlled use of hazardous materials such as chemicals, viruses and various radioactive compounds.

Market Exclusivity

The commercial success of a product, once it is approved for marketing, will primarily depend on a company’s ability to create and sustain market share and exclusivity. Market exclusivity can be gained and maintained by a number of methods, including, but not limited to: patents, trade secrets, know-how, trademarks, branding and special market exclusivity provisions.

Orphan Drug Designation

The United States, EU, Japan and Australia have all enacted regulations to encourage the development of drugs intended to treat rare diseases. Orphan drug designation must be requested before submitting an application for marketing approval. After the granting of an orphan drug designation, the chemical identity of the therapeutic agent and its potential treatment use are disclosed publicly. If and when a product with orphan drug status receives marketing approval for the orphan indication, the product is entitled to marketing exclusivity, which means the regulatory authority may not approve any other applications to market the same drug for the same indication for seven years in the United States, ten years in Europe and Japan and four years in Australia.

Orathecin has received orphan drug designation from the FDA and the EMEA for treatment of patients with refractory pancreatic cancer. Dacogen also received orphan drug designation from the FDA and EMEA for the treatment of patients with MDS and sickle cell anemia.

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

We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have filed approximately 24 United States and foreign patent applications related to our novel CLIMB drug discovery program. We have acquired licenses to or assignments of over 65 United States patents covering various aspects of our proprietary drugs and technologies, including 41 patents for various aspects of Orathecin and related products, seven patents for our paclitaxel related products, six patents for various aspects of Dacogen and related products. We have been granted patents and have received patent licenses relating to our proprietary formulation technology, non-oncology and non-core technologies, among which at least 10 patents are issued or licensed to us. In addition, we are prosecuting a number of patent applications for drug candidates that we are not actively developing at this time.

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

We also have patents, licenses to patents and pending patent applications outside of the United States, including Europe, Australia, Japan, Canada, Mexico, China, Israel and India. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in these countries outside the United States, may limit the protection we have on patents issued or licensed to us outside the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the EU, Canada, Australia and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

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

Registrations and applications for registration of our trademarks and service marks are as follows:

•       Ascend has pending applications in Australia, Canada, China, the EU, India, Japan, Mexico, Norway, Switzerland and the United States;

•       CLIMB has pending applications in Australia, Canada, China, the EU, India, Japan, Mexico, Norway, Switzerland and the United States;

•       SuperGen is registered in Australia, Canada, the EU, Hong Kong, Japan, South Korea, and Taiwan for use in pharmaceutical sales, and in the United States for use in pharmaceutical sales and for manufacturing services, and is the subject of pending applications for those goods in Brazil and Vietnam, for use in pharmaceutical sales;

•       Orathecin is registered in Australia, Japan and the EU; pending applications in Canada and the United States;

•       Dacogen is registered in the United States, Australia, the EU, Iceland, Norway, Switzerland, Turkey, Mexico and Japan; pending applications in Canada, Brazil, India, the Philippines, South Korea and Russia;

•       Mitozytrex is registered in Japan and the EU; pending applications in Canada and the United States;

•       Partaject is registered in the EU; pending applications in Canada and the United States;

•       EuroGen is registered in Australia, the EU, Hong Kong, and Japan; pending applications in Canada, and the United States; and

•       “Green bubbles” logo is registered in Canada, the EU, and the United States.

Competition

The pharmaceutical industry in general and oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the development and sale of pharmaceutical products for some of the applications that we are pursuing. Our competitors and probable competitors include Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, Pharmion Corp., and others.

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do and represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, while we received orphan drug status for Orathecin and there is currently no competitor in the oral delivery market for the treatment of pancreatic cancer, there are approved drugs for the treatment of pancreatic cancer, including gemcitabine by Eli Lilly. In addition, Dacogen faces competition from Pharmion’s Vidaza and Celgene’s Revlimid.

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

Employees

As of December 31, 2006, we had 89 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we consider our relations with employees to be good. As noted previously, in August 2006 we sold the North American rights to Nipent and Surface Safe to Mayne Pharma. In February 2007, we completed the final transition services in connection with this transaction, and the remaining 19 employees in our sales and marketing group were terminated.

Geographic Area Financial Information

We operate in one business segment—human therapeutics. In 2006 and 2005, 94% of our sales were made in the United States and 6% in the EU. In 2004, 89% of our sales were made in the United States and 11% were made in the EU.

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

Even though Dacogen has recently been approved in the United States and even if it receives regulatory approval in Europe at a future date, patients and physicians may not readily accept it, which would result in lower than projected sales and cause substantial harm to our business through the receipt of lower royalty revenue from MGI. In addition, pursuant to our license agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain commercial¬ization milestones. If these commercialization milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

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

If the proposed sale of Nipent worldwide rights to Mayne Pharma is not consummated, our business may suffer.

We have signed a definitive agreement to sell the worldwide rights (excluding North America) to Nipent to Mayne Pharma. We have expended, and will continue to expend significant efforts on closing this transaction. Such efforts are costly from both a personnel and financial perspective, distract key personnel from their ordinary responsibilities, and may or may not ultimately result in the consummation of the transaction. The closing of the transaction is subject to numerous variables, some of which are beyond our control. If the transaction is not consummated for any reason, our customers and suppliers may question our commitment to continue to develop and commercialize the product and cease doing business with us. Failure to close the transaction may negatively affect our financial results, investor confidence, and ultimately our stock price.

Our right to receive a significant portion of the consideration in the transaction with Mayne Pharma is subject to contingencies beyond our control.

In August 2006 we sold the North American rights to Nipent and Surface Safe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34.0 million. $5.0 million of that aggregate amount is a supply holdback, and Mayne is not obligated to release this holdback to us until our Nipent manufacturer has been qualified and approved by the FDA and Mayne has successfully negotiated a commercial supply agreement with the product manufacturer. We cannot control or influence this approval process. In addition, over $3.8 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next five years. Achievement of these sales targets are beyond our control. If the conditions for the release of the supply holdback are not met, and/or we are not entitled to the approximately $3.8 million of deferred payments, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent. The North American rights to Nipent were recently sold to Mayne Pharma, and we have entered into an agreement with Mayne to sell the rights to Nipent in the rest of the world. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $365.3 million from inception through December 31, 2006, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2007 and may never achieve profitability.

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

We will require additional funding to expand our product pipeline and commercialize new drugs, and if we are unable to raise the necessary capital or to do so on acceptable terms, our planned expansion and continued chances of survival could be harmed.

We will continue to spend substantial resources on expanding our product pipeline, selling and distributing our existing and future products, and conducting research and development, including clinical trials for our product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2007. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

Our collaborative relationship with MGI may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

In addition to raising money by selling our equity securities to MGI in connection with the license agreement, we also expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because we are unable to secure regulatory approval of Dacogen in Europe or

Asia or due to MGI’s or Janssen-Cilag’s inability to expend the resources to commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will continue to receive these payments, and we cannot be assured that MGI will expend the resources to expand sales of Dacogen in North America, or that the Janssen-Cilag companies will expend the resources to sell it in Europe and elsewhere, or that either company be successful in doing so.

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

We have a portfolio of cancer drugs in various stages of development. In addition, we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, pre-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

Our clinical trials must be conducted in accordance with the FDA’s regulations and are subject to continuous oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource certain aspects of our research and development activities to contract research organizations (“CROs”). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with GCP regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current GMP’s, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

Because we have no manufacturing facilities, we rely on third parties for manufacturing activities related to all of our products. As we develop new products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products. Reliance on third party manufacturing presents the following risks:

•       delays in scale-up to quantities needed for multiple clinical trials, or failure to (a) manufacture such quantities to our specifications or (b) deliver such quantities on the dates we require, which could cause delay or suspension of clinical trials, regulatory submissions and commercialization of our products;

•       inability to fulfill our future commercial needs if market demand for our products increases suddenly, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand;

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

We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for reorganization under Chapter 11 and ceased operations in late 2004. We contracted with another manufacturer for the purification of Nipent, but this manufacturer has not yet received qualification by the FDA. If the new manufacturer fails to get final FDA qualification or goes out of business, we will be unable to satisfy the conditions necessary to receive from Mayne Pharma the $5.0 million held back from us pursuant to the terms of that transaction.

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

We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have acquired licenses to or assignments of over 65 U.S. patents covering various aspects of our proprietary drugs and technologies, including 41 patents for various aspects of Orathecin and related products, seven patents for our paclitaxel related products, six patents for various aspects of Dacogen and related products. We have been granted patents and have received patent licenses relating to our proprietary formulation technology, non-oncology and non-core technologies, among which at least 10 patents are issued or licensed to us. In addition, we are prosecuting a number of patent applications for drug candidates that we are not actively developing at this time.

We also have patents, licenses to patents and pending patent applications in Europe, Australia, Japan, Canada, Mexico, China, Israel and India among other countries. Limitations on patent protection, and the differences in what constitutes patentable subject matter, may limit the protection we have on patents issued or licensed to us in these countries. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the European Union, Canada, Australia and Japan. In determining whether or not to seek patent protection or to license any patent in a foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

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

The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. Our competitors and probable competitors include companies such as Aventis SG, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, Pharmion Corp. and others.

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval for products, or are developing or testing product candidates that compete directly with, our product candidates. For example, Dacogen faces competition from Pharmion’s Vidaza, and Celgene’s Revlimid.

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

We are developing proprietary formulations to improve the profile of our products

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

Further, our success is dependent on key personnel, including members of our senior management and scientific staff. If any of our executive officers decides to leave and we cannot locate a qualified replacement in time to allow a smooth transition, our business operation may be adversely affected. To successfully expand our operations, we will need to attract and retain additional highly skilled individuals, particularly in the areas of clinical administration, pre-clinical and development research, manufacturing and finance. We compete with other companies for the services of existing and potential employees, however to the extent these employees favor larger, more established employers, we may be at a disadvantage.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our principal administrative facility is currently located in leased general office space, containing approximately 50,000 square feet, in Dublin, California, under a lease that expires in November 2010. Our drug formulation laboratory operations are located in a 10,000 square foot industrial building that we own in Pleasanton, California. We believe the above properties are adequate and suitable for our operations in the foreseeable future. We are currently leasing 4,300 square feet of space for our drug discovery laboratory operations in Salt Lake City, Utah. The lease on this space expires in August 2007, and we are actively searching for a larger facility to house these operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently subject to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “SUPG.”  The following table sets forth the high and low sales information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq Global Market:

	High	Low
2006
Quarter ended March 31, 2006	$5.97	$4.80
Quarter ended June 30, 2006	5.82	3.18
Quarter ended September 30, 2006	5.01	3.01
Quarter ended December 31, 2006	5.78	4.51
2005
Quarter ended March 31, 2005	$6.31	$4.29
Quarter ended June 30, 2005	5.20	4.00
Quarter ended September 30, 2005	7.24	4.80
Quarter ended December 31, 2005	6.48	4.93

Holders of Record

As of March 6, 2007, there were 571 holders of record of the common stock and approximately 19,700 beneficial stockholders.

Dividends

We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer

None.

Company Stock Price Performance Graph

The performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or the Securities Exchange Act except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such Acts.

The graph compares our cumulative total stockholder return with those of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes that $100 was invested on December 31, 2001 in the Company’s common stock and in the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index, including reinvestment of dividends. Note that historic stock price performance should not be considered indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 15 of Part IV of this report.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenue	$38,083	$30,169	$31,993	$11,494	$15,269
Cost of product revenue	2,003	3,051	4,135	3,865	4,491
Research and development	16,544	15,059	23,978	26,312	29,895
Selling, general and administrative	24,714	28,046	28,800	24,436	23,525
Acquisition of in-process research and development	16,318	—	—	—	—
Loss from operations	(21,496)	(15,987)	(24,920)	(43,119)	(42,642)
Other income (expense)	5,009	1,505	(21,940)	(10,351)	(6,829)
Net loss	$(16,487)	$(14,482)	$(46,860)	$(53,470)	$(49,471)
Basic and diluted net loss per common share	$(0.31)	$(0.28)	$(1.04)	$(1.56)	$(1.52)
Shares used to compute basic and diluted net loss per common share	53,439	51,309	44,953	34,276	32,542

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities, investments, and restricted cash and investments	$78,585	$60,289	$67,047	$39,926	$39,982
Other current assets	3,984	8,972	22,444	9,035	9,744
Property, plant and equipment, net	3,752	2,907	3,635	4,420	5,443
Other assets	1,725	1,103	1,531	1,355	2,164
Total assets	$88,046	$73,271	$94,657	$54,736	$57,333
Convertible debt, net of discounts	$—	$—	$—	$13,593	$—
Other current liabilities	21,276	8,042	20,517	11,821	7,548
Non-current liabilities	938	972	927	2,475	1,783
Stockholders’ equity	65,832	64,257	73,213	26,847	48,002
Total liabilities and stockholders’ equity	$88,046	$73,271	$94,657	$54,736	$57,333

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about becoming profitable; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the “Risk Factors” section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

We are a pharmaceutical company dedicated to the discovery, development and commercialization of therapies to treat patients with cancer. In addition, we have a number of Aurora-A and Tyrosine Kinase inhibitors and DNA methyltransferase pre-clinical products under development. In 2006, Dacogen received approval for marketing in the United States, Orathecin was withdrawn from the regulatory review process, Nipent and our commercial infrastructure was sold to Mayne Pharma, and we acquired a drug discovery and development company to complement our ongoing licensing efforts. These changes have been implemented to mitigate the ongoing risk of competitive in-licensing and maximize the return on both existing resources and our incoming royalty and milestone revenue.

Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our past development efforts have been focused on three key compounds:  Dacogen, Nipent, and Orathecin.

Dacogen.   Our original NDA for Dacogen was accepted for filing by the FDA on December 31, 2004. On September 1, 2005, we received an Approvable Letter for Dacogen from the FDA, which provided that Dacogen was approvable pending the FDA’s review of additional data. We completed the collection and analysis of the data requested by the FDA and submitted our response to the Approvable Letter on November 15, 2005. On May 3, 2006, the FDA approved Dacogen for the treatment of patients with MDS.

In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and will pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $32.5 million of these milestones, including $20.0 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. During the year ended December 31, 2006, we recorded royalty revenue of $3.4 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

Nipent.   Nipent is approved by the FDA and EMEA for the treatment of hairy cell leukemia. Nipent was marketed by us in the United States until August 2006 and is currently being distributed in Europe.

On June 1, 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the amended agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007. Under the amended agreement, distribution rights transitioned for most countries, except Spain and France, on December 1, 2006.

During the transition period, we shipped vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on Wyeth’s sales of Nipent. The net profit has been computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee (based on product cost) and less 5% distribution fee (based on net revenue). Recurring remittances to SuperGen may be adjusted by any Wyeth invoiced trade receivable that is overdue by 60 days or more. Based on discussions with Wyeth, we believe that Wyeth’s ability to collect these amounts is reasonably assured. On December 1, 2006, we repurchased most of the unsold European inventory held by Wyeth with a shelf life greater than 12 months, with the exception of vials packaged for Spain and France, which transitioned in early 2007.

On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and SurfaceSafe cleaning system. Pursuant to the Asset Acquisition Agreement, we received cash proceeds of $13.4 million upon closing of the transaction. In addition to the initial payment and holdbacks, we had the right to receive annual deferred payments totaling $14.1 million over the next five years based on achievement of specific sales targets. These annual deferred payments may be accelerated under certain circumstances, including a change of control at Mayne. Such a change of control occurred in February 2007 when Mayne was acquired by Hospira, and we received $10.3 million of the deferred payments. We continued to maintain our commercial operations organization to support the sales and marketing of Nipent during the six-month transition period, which ended on February 21, 2007. We have been reimbursed by Mayne for all Nipent sales and marketing costs during the transition period, including employee salaries and overhead.

On November 25, 2006, we entered into another Asset Acquisition Agreement with Mayne, pursuant to which Mayne will acquire the remaining worldwide rights to Nipent from SuperGen for a total consideration of $8 million, including approximately $3.75 million upon the closing of the transaction. The balance of the purchase price includes $1.25 million of payments contingent on key events and the remaining $3 million is payable over a five-year period on the anniversary of the closing date. The transaction has been approved by both companies’ board of directors, and is subject to customary closing conditions and regulatory approval. This transaction is expected to close in the first quarter of 2007.

Orathecin.   In January 2004 we submitted an NDA under accelerated approval procedures to the FDA for Orathecin for the treatment of pancreatic cancer patients that have failed one or more therapies. Based on further discussions and feedback with both the FDA and consultants, we determined the current package for Orathecin was not sufficient to gain approval at this time in the United States and we withdrew the NDA in January 2005. In July 2004, we submitted a marketing authorization to the European regulatory authorities seeking approval of Orathecin. Based on extensive discussions with the European regulatory authorities, we withdrew the application in January 2006. An additional Phase II clinical trial of Orathecin in combination with gemcitabine in first-line patients with advanced pancreatic cancer was completed and interim results were reported. The results of the trial were not robust enough to advance this protocol to a Phase III study. We are currently exploring placing Orathecin and a few additional products into a new company that would raise independent capital to explore alternative development options.

Montigen Acquisition.   In April 2006, we completed our acquisition of Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family. We expect one of the Montigen compounds to begin Phase I clinical trials in 2007.

Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones.

To date, our product revenues have been limited and were derived primarily from sales of Nipent for the treatment of hairy cell leukemia, which was marketed in the United States until August 2006 and is still being sold in Europe. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, regulatory and in sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $365.3 million through December 31, 2006, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2007.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of December 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of December 31, 2006, there was $3,260,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.69 years. We expect approximately 932,000 in unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Revenue Recognition

Our net product revenues have related principally to Nipent and, to a lesser extent, mitomycin. We recognize sales revenue upon shipment and related transfer of title to customers, and when collectibility is reasonably assured. Our gross product revenues are reduced by allowances for early payment discounts, product returns, product exchanges, and chargebacks, which are described in more detail as follows:

Early Payment Discounts—The reserve represents an estimate for the portion of our accounts receivable trade customers that qualified for our early payment discounts program. For qualified customers we offered payment terms of 2%-45, net 46 days. In prior years, the early payment discounts taken were not material and were recorded upon receipt of customer payments. Due to increasing levels of product revenue and continued utilization of the early payment discounts program by our eligible accounts receivable trade customers during 2005, we determined the need to establish a reserve for the program to better match and record estimated early payment discounts that will be taken with the corresponding product revenue. The reserve for early payment discounts has been charged to product revenue. The reserve has been calculated by (i) analyzing historical customer payment discount activity and trends, (ii) consideration of payments terms for any existing contractual commitments, and (iii) other internal or external factors including (a) changes in buying patterns by customers and (b) changing conditions in the financial strength of our customers.

Product Returns—The reserve represents an estimate for the portion of product revenue that may be returned in the future for credit. Products can be returned for credit only under limited circumstances such as expiring product returned under backorder or out-of-stock circumstances. The reserve for product returns has been charged to product revenue. The reserve has been calculated by (i) analyzing historical product return activity and trends, (ii) consideration of product returns within the framework of any relevant contractual commitments, and (iii) other internal or external factors including (a) inventory held by wholesalers and distributors and the remaining shelf life of their inventory, (b) our inability to continue supplying product to our customers, and (c) independent product usage information. We continue to process credits for returns of expired product after our sale of the Nipent business to Mayne in August 2006. The returns reserve includes amounts to cover the return of product that would otherwise have been exchanged, since we no longer have any inventory to use in exchange. The balance of the returns reserve at December 31, 2006 exceeded our accounts receivable balance, and has been reclassified to accounts payable and accrued liabilities.

Product Exchanges—The reserve represented an estimate for the portion of product shipments that may be exchanged in the future. Product exchanges generally consisted of damaged product, shortages existing upon product receipt by the customer or product that is returned within three months after product expiration. The cost for product exchanges has been included in cost of product revenue. The reserve was calculated by (i) analyzing historical product exchange activity and trends, (ii) consideration of product exchanges within the framework of any related contractual commitments, and (iii) other internal or external factors including (a) inventory held by wholesalers and distributors and the remaining shelf life of their inventory, (b) changes in actual and anticipated sales based on our internal estimates and (c) any independent product usage information. Due to the sale of Nipent to Mayne in August 2006, we no longer had any inventory to provide in exchange. Therefore, the reserve for product exchanges was eliminated by December 31, 2006. Also see comment above relating to the returns reserve needed to cover product that would have been provided in exchange.

Chargebacks—The reserve represented an estimate for the portion of product revenue that was subject to our chargeback program. We marketed our products primarily to wholesalers and distributors. The wholesalers and distributors then sold to indirect customers, which included hospitals, clinics, government agencies, pharmacies, physician offices, managed care organizations, nursing homes, pharmacy benefit management companies, and group purchasing organizations. In addition to our existing chargeback programs which included rebates and governmental transactions, we expanded our chargeback program during 2004 and entered into agreements with certain indirect customers to establish contract pricing for our primary product, Nipent. When the product was purchased by a qualifying indirect customer from the wholesaler or distributor a chargeback was generated. Chargebacks were the mechanism for reimbursing the wholesaler or distributor for the difference between our retail price to the wholesaler or distributor and the indirect customer’s contract price. There could be a time lag of one to six months between the original sale to the wholesaler or distributor and the subsequent sale to the indirect customer generating the chargeback. In previous years, chargebacks were charged to revenue when issued. Nipent sales in the U.S. increased from $11.6 million in 2004 to $15.1 million in 2005, broadening product revenue subject to our expanded chargeback program. Due to the increase in product revenue subject to the expanded chargeback program, we determined the need to establish a reserve for chargebacks in order to better match and record our estimated financial exposure for chargebacks with the corresponding product revenue. The reserve for chargebacks has been charged to product revenue. The reserve was calculated by (i) analyzing historical chargeback activity and trends, (ii) consideration of our obligations within the framework of existing, expiring and new contractual commitments, and (iii) other internal or external factors including (a) actual and anticipated purchasing trends by our wholesalers and distributors and qualifying indirect customers, (b) expectation and timing of product price increases and (c) anticipated changes in the industry, customer base or government regulation that may impact the use, structure or administration of chargeback programs. Due to the sale of Nipent to Mayne in August 2006, all chargebacks originating after the date of the sale became the responsibility of Mayne. We processed all chargebacks that originated prior to the date of the sale and have no further chargeback liability. Therefore, the reserve for chargebacks was zero at December 31, 2006.

A rollforward of each component of our reserve balances is noted below (in thousands):

Rollforward Activity	Early Payment Discounts	Product Returns	Product Exchanges	Chargebacks
Balances at December 31, 2005	$120	$150	$12	$500
Provision (credit) made in the current period	203	705	(9)	944
Actual returns or credits in current period	(321)	(549)	(3)	(1,444)
Balances at December 31, 2006	$2	$306	$—	$—

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

We have accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which is being amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007.  The amortization of $1.47 million through December 31, 2006 has been reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth have been deferred and have been recognized as revenue, along with the related cost of revenue, when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we receive an additional amount of net profit based on Wyeth’s sales of Nipent. During the year ended December 31, 2006, we received $1.5 million of net profit, which was included in net product revenue.

In accordance with our license agreement with MGI, we received a milestone payment and recorded milestone revenue of $20.0 million in the year ended December 31, 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. During the year ended December 31, 2006, we recorded royalty revenue of $3.4 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and a sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally.

We received initial cash proceeds from the Asset Acquisition Agreement with Mayne Pharma of $13.4 million. From the initial proceeds we have deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, as well as the costs related to the alternative supply reimbursements and the gross margin on vials repurchased from Mayne for supply to Europe, and have computed a net remaining net gain of $11.8 million. However, due to the uncertainty regarding the price protection exposure noted in Note 7 to our financial statements, we have deferred the entire net gain as of December 31, 2006.

In Process Research and Development

The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the future net cash flows for two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

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

Derivative Instruments

In connection with our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. In January 2006, 300,000 of these warrants were exercised, and the remaining warrants expired on December 31, 2006 unexercised. These warrants were considered to be a derivative and were recorded on the balance sheet at estimated fair value. The accounting for derivatives is complex, and requires significant judgments and estimates involved in determining the estimated fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. The estimated fair value of the warrants is based on various assumptions input into the Black-Scholes pricing model. These assumptions include the estimated market volatility and interest rates used in the determination of fair value. The use of different assumptions may have a material effect on the estimated fair value amount and the results of operations.

Cumulative Effect Adjustment for UK Tax Liability Upon Adoption of SAB 108

During the third quarter of 2006 a previously unrecorded United Kingdom (“UK”) payroll related liability was identified. We estimated this liability aggregates $966,000, related to withholding and other personal income tax, penalties and interest involving a former SuperGen employee who was a United States citizen and worked in the UK. The liability originated during the years 2002—2006 and was identified as a result of disclosures made by a UK employee to our auditors. We determined that $795,000 of the liability related to periods prior to 2006. The following table illustrates the amount of the error that originated in each of the years between 2002 and 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002
Net loss, as reported	$(14,482)	$(46,860)	$(53,470)	$(49,471)
Amount of understatement	(181)	(308)	(205)	(101)
Error as a percent of net loss	1.2%	0.7%	0.4%	0.2%

We adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). Prior to the adoption of SAB 108, we quantified misstatements based on the amount of the error originating in the current year statement of operations (“rollover approach”). SAB 108 requires that in addition to considering the amount of the error originating in the current year statement of operations, the misstatement existing at each balance sheet date should also be considered, irrespective of the period of origin of the error (“iron curtain approach”). We do not believe that any of the amounts included in the table above are material to the periods in which they originated using the rollover approach. However, using the iron curtain method upon adoption of SAB 108, we have determined that the quantitative cumulative error aggregating approximately $795,000 that existed as of December 31, 2005 is material to the 2005 financial statements. As permitted when first applying the guidance in SAB 108, prior periods were not restated. The cumulative effect of the initial application of SAB 108 for quantification and correction of the error is included in the accumulated deficit as of December 31, 2006 in the accompanying balance sheet. The impact of this cumulative effect adjustment is an increase to accrued payroll and employee benefits of $795,000 and an increase to accumulated deficit of $795,000 as of January 1, 2006. The following table illustrates the effect of the cumulative effect adjustment recorded as of January 1, 2006 (in thousands):

	Accrued payroll and employee benefits	Accumulated deficit
Balance as of December 31, 2005, as reported	$2,269	$(348,010)
Cumulative effect adjustment for adoption of SAB 108	795	(795)
Balance as of January 1, 2006, as adjusted	$3,064	$(348,805)

Of the $171,000 expense that originated during 2006, $135,000 is included in selling, general and administrative expense and $36,000 is included in the foreign currency transaction adjustment for year ended December 31, 2006.

Results of Operations

Year ended December 31, 2006 compared with year ended December 31, 2005:

			Change
Revenues	2006	2005	Dollar	Percent
	(dollars in thousands)
Net product revenue	$9,563	$16,059	$(6,496)	(40.5)%
Development and license revenue	25,093	13,353	11,740	87.9
Royalty revenue	3,427	—	3,427	—
Distribution agreement and other revenue	—	757	(757)	(100.0)

The decrease in net product revenues in 2006 was due primarily to the sale of the U.S. Nipent and Surface Safe products to Mayne effective August 21, 2006. Net sales of Nipent were approximately $8.4 million in 2006, compared to $15.0 million in 2005. Nipent sales in 2006 included approximately $509,000 in sales to Europe, compared to $1.0 million in 2005.

The increase in development and license revenue relates to our license agreement entered into with MGI in September 2004. Development and license revenue consisted of $20.0 million in milestone revenue relating to the approval of Dacogen by the FDA, and $5 million associated with the sublicense of Dacogen in all territories outside North America from MGI to Janssen-Cilag. Development and license revenue for 2005 included $9.9 million related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $3.4 million related to reimbursement of Dacogen development and allocated overhead costs.

The $3.4 million of royalty revenue we recognized in 2006 reflects royalties from MGI’s Dacogen sales for the second and third quarters of 2006. Revenue is received and recorded 45 days after the end of each quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

Distribution agreement and other revenue for 2005 included $167,000 relating to the termination of our Nipent distribution agreement with Abbott Laboratories, and $590,000 relating to the proceeds received from the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin. There were no similar transactions in 2006.

			Change
Costs and operating expenses	2006	2005	Dollar	Percent
	(dollars in thousands)
Cost of product revenue	$2,003	$3,051	$(1,048)	(34.4)%
Research and development	16,544	15,059	1,485	9.9
Selling, general and administrative	24,714	28,046	(3,332)	(11.9)
Acquired in-process research and development	16,318	—	16,318	—

The decrease in cost of product revenue was due primarily to the sale of Nipent and Surface Safe products to Mayne Pharma. This was offset by increased cost of product revenue for Mitomycin due to two failed manufacturing batches.

The increase in research and development expenses was due to higher drug discovery research costs associated with the newly acquired Montigen facility in Salt Lake City, Utah and employee stock compensation costs recorded as a result of the implementation of SFAS 123R, offset by lower clinical research and supply costs related to Orathecin of $921,000, Dacogen of $1.3 million, and Nipent of $772,000. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

The decrease in selling, general and administrative expenses for 2006 relates primarily to lower costs associated with sales and marketing programs due to the sale of Nipent and Surface Safe to Mayne in August 2006, offset by higher expenses relating to the recording of stock compensation expense as a result of the implementation of SFAS 123R, and higher legal and accounting consulting expenses.

Acquired in-process research and development expense recorded in 2006 relates to the valuation of our acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the future net cash flows for two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets.

			Change
Other income (expense)	2006	2005	Dollar	Percent
	(dollars in thousands)
Interest income	$2,746	$1,727	$1,019	59.0%
Gain on disposition of investment in AVI	780	—	780	—
Foreign currency transaction gain	241	—	241	—
Other than temporary decline in investments	—	(11)	11	(100.0)
Change in valuation of derivatives	1,817	(211)	2,028	961.1

The increase in interest income is due to higher available cash balances due to $13.4 million proceeds from Mayne transaction, receipt of $25.0 million in milestone and sublicense revenue from MGI, and the exercise of warrants of approximately $6.7 million in the third quarter of 2006.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. In January 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1.5 million in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price.

During 2006, we recorded transaction gains on foreign currency exchange relating to activities of our subsidiary EuroGen, reflecting increased activity at EuroGen that began selling and distributing Nipent in 2006. Prior year transaction gains or losses were not material and were included in operating expenses.

The warrants issued in the June 2003 convertible debt transaction represented a derivative instrument and were revalued each quarter using the Black-Scholes pricing model. At December 31, 2006, the warrants had expired and the value of this derivative was zero.

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

Development and license revenue relates to our license agreement entered into with MGI in September 2004. Development and license revenue for 2005 included $9.9 million related to the amortization of deferred revenue in connection with the upfront payment received from MGI, and $3.4 million related to reimbursement of Dacogen development and allocated overhead costs. In 2004, we recorded $2.7 million related to the amortization of deferred revenue, $3.6 million related to the reimbursement of Dacogen development costs, and $12.5 million related to achievement of certain regulatory milestones.

Distribution agreement and other revenue for 2005 includes revenue from the termination of our Nipent distribution agreement with Abbott Laboratories. Upon signing this agreement in 1999, we received $5.0 million from Abbott, which was recorded as deferred revenue and was being amortized over a five-year period. In February 2005, we paid Abbott $1.5 million to terminate this agreement, and this amount was charged against the unamortized balance of deferred revenue of $1.7 million. The remaining $167,000 was recorded as distribution agreement revenue in the first quarter of 2005 as a result of the termination of the distribution agreement. The remaining $590,000 in revenue relates to the proceeds received from the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin. There were no similar transactions in 2004.

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

We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Our major research and development projects have included Orathecin, Dacogen, and studies for other indications of Nipent. We have focused much of our attention and resources on developing Orathecin, and from 1998 through 2005, we have spent approximately $71.5 million on the Orathecin program. From 2000 through 2005, we have spent approximately $12.7 million on the development of and clinical studies related to Dacogen, and from 1998 through 2005, we have spent approximately $17.0 million on Phase I, II, and Phase IV programs related to different indications of Nipent. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

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

The change in derivative valuation of $282,000 in 2004 represented the change in the valuation of two derivatives. As part of the June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. These warrants represent a derivative instrument and are valued each quarter using the Black-Scholes pricing model. During 2004, the value of this derivative had decreased by $3.9 million, which was recorded as other income. We also recorded an expense of $3.6 million related to the derivative accounting treatment of initially unregistered warrants issued in connection with the private placement of shares of our common stock completed in March 2004, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In 2005, we recorded a change in value of the derivative associated with the warrants to purchase the AVI shares of $211,000.

Liquidity and Capital Resources

Our cash, cash equivalents, and marketable securities totaled $67.9 million at December 31, 2006, compared to $47.8 million at December 31, 2005. In addition, we held 2,384,211 shares of registered stock of AVI, most of which were held as security for the warrants we issued to convertible debt holders to purchase 2,334,211 AVI shares at $5.00 per share. The AVI shares had a market value of $7.6 million at December 31, 2006, and are classified on the balance sheet under non-current Investment in stock of related parties and Restricted cash and investments. The warrants to purchase the AVI shares at $5.00 per share expired on December 31, 2006, and the AVI shares held as security became unrestricted as of January 1, 2007.

Net cash provided by operating activities was $7.2 million in 2006, and consisted primarily of the net loss of $16.5 million, change in valuation of derivatives of $1.8 million, cash payment of $2.1 million to Wyeth to acquire European distribution rights, offset by amortization of intangibles and distribution and marketing rights of $2.1 million, non-cash stock compensation expense of $3.4 million, acquired in-process research and development of $16.3 million relating to the acquisition of Montigen, decrease in accounts receivable of $4.1 million due to the sale of Nipent and Surface Safe to Mayne, and an increase in accounts payable and other liabilities of $1.1 million. Our increase in cash reflects $25.0 million in milestone payments received from MGI. Net cash used in operating activities was $11.7 million in 2005, and consisted primarily of the net loss of $14.5 million, amortization of deferred revenue of $9.9 million from the MGI license agreement, payment of $1.5 million to Abbott terminating our Nipent distribution agreement, and a $1.1 million reduction in accounts payable and other liabilities primarily due to lower research and development related activities as discussed above, offset by decreases in accounts receivable of $11.6 million, due primarily to the receipt of $12.5 million in milestone related payments from MGI in 2005, and inventories of $1.9 million. The net cash used in operating activities in 2004 was $24.5 million, which consisted primarily of the net loss of $46.9 million, plus $2.7 million in amortization of deferred revenue and an increase of accounts receivable of $17.2 million, less depreciation of $1.1 million, amortization of prepaid financing costs of $1.8 million, amortization of deemed discount on convertible debt of $12.7 million, an other than temporary decline in the value of investments of $7.9 million, and increases in prepaid expenses of $1.0 million, accounts payable of $1.1 million, and deferred revenue of $13.1 million.

Net cash provided by investing activities in 2006 was $5.3 million, and consisted primarily of $1.5 million in proceeds from the sale of marketable securities and $13.4 million received from Mayne for the sale of the Nipent and Surface Safe product lines, offset by $0.9 million relating to purchases of property and equipment and $8.7 million relating to the acquisition of Montigen. Net cash provided by investing activities was $18.8 million in 2005, and consisted of $29.8 million in proceeds from the sale or maturities of marketable securities offset by $11.6 million in purchases of marketable securities. Net cash provided by investing activities was $131,000 in 2004, which consisted primarily of $28.3 million in proceeds from the sales or maturities of marketable securities and $10.7 million cash released from the collateral account, less $37.6 million used in the purchases of marketable securities and $1.0 million for the purchase of intangible assets.

Net cash provided by financing activities in 2006 was $7.5 million and consisted of proceeds from the issuance of common stock upon exercise of stock options and warrants. Net cash provided by financing activities in 2005 was $2.2 million and consisted of proceeds from the issuance of common stock upon exercise of stock options and warrants. Net cash provided by financing activities was $57.7 million in 2004, which consisted primarily of proceeds from the issuance of common stock in a private placement, net of issuance costs, and stock issued to MGI upon the sale of Dacogen.

Our contractual obligations as of December 31, 2006 are as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years
Operating leases, net	$9,084	$2,266	$6,818	$—	$—
Long term obligations—contractually obligated research funding	100	100	—	—	—
Total contractual cash obligations	$9,184	$2,366	$6,818	$—	$—

The contractually obligated research funding noted above consists primarily of required payments to Skye Pharma. We are also obligated to potentially spend up to $80.0 million in milestone and development related payments to AVI for development of Avicine. We are unable to determine precisely when and if our payment obligations under our agreement with AVI will become due as these obligations are based on milestone events the achievement of which is subject to a significant number of risks and uncertainties. Because some of the milestone events are revenue-related and payment obligation would not be triggered absent our receipt of revenues from the relationship, we may be able to use funds generated from these relationships to make the milestone payments.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through at least December 31, 2007. We may pursue additional financing options, including the selling of additional shares of stock in public or private offerings.

We believe that our need for additional funding will increase in the future, especially if we acquire new product technologies for development and sale, and our ability to continue raising funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through December 31, 2007.

Related Party Transactions

EuroGen Pharmaceuticals Ltd.

In September 2001, we entered into a Supply and Distribution Agreement with EuroGen, a company incorporated and registered in England and Wales. Under the agreement, we granted EuroGen the exclusive European and South African rights to promote and sell certain of our existing generic and other products or compounds. The agreement also establishes a process for granting EuroGen rights to sell additional products in Europe and South Africa, subject to our compliance with our other existing licensing and distribution arrangements. After complying with these existing obligations, we will be required to offer EuroGen the option to obtain European and South African rights to our future products. EuroGen will seek and pay for all necessary regulatory approvals and authorizations necessary for the commercial sale of the products in the territories where they market and sell the products. In December 2002, we became 95% owners of EuroGen. The remaining 5% is owned by the former President and CEO of EuroGen. The results of EuroGen are included in our consolidated operations.

KineMed, Inc.

In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc. (“KineMed”), a start-up biotech company. In March 2003, we made an additional equity investment of $30,000 to acquire an additional 15,000 shares. The president and chief executive officer of KineMed is a former director of SuperGen. Our current president and chief executive officer is a member of the board of directors of KineMed. We accounted for this investment under the cost method as our ownership was less than 20% of KineMed’s outstanding shares. During 2005, we determined that the value of this investment was impaired due to the uncertain viability of KineMed as a going concern. As a result, the entire cost of the investment of $180,000 was charged to Selling, general, and administrative expense in 2005.

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

AVI BioPharma, Inc.

In December 1999, we entered into an agreement with AVI BioPharma, Inc. At the time, the chief executive officer of AVI was a member of our board of directors. He later resigned from our board in May 2002. The former president and chief executive officer of SuperGen was a member of the board of directors of AVI through March 2004. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately 7.5% of AVI’s outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. We also acquired exclusive negotiating rights for the United States market for Avicine, AVI’s proprietary cancer vaccine that was in late-stage clinical testing against a variety of solid tumors. Avicine is a non-toxic immunotherapy that neutralizes the effect of a tumor-associated antigen on cancer cells, while stimulating the body’s immune system to react against the foreign tumor.

In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI’s oncology compounds and an option to acquire an additional 10% of AVI’s common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI’s common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI’s outstanding shares and is classified as available-for-sale. No value has been ascribed to the option as neither of the measurements have been achieved as of December 31, 2006.

Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. In 2003 and 2002, we recorded $144,000 and $421,000, respectively, in research and development expenses for Avicine. At December 31, 2006 and 2005, the sum of these expenses, or $565,000, was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

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

Other

At December 31, 2006, we owned 10% of a privately-held company performing research and development work almost exclusively for SuperGen as well as selling SuperGen certain research supplies. The president of this company and our former president and chief executive officer and board member through 2004 are currently partners in a new business enterprise. We paid this company $150,000 in 2004 for services and supplies. There were no payments to this company in 2005 or 2006. We carry our investment in this company at no value.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We are currently evaluating the impact of FIN 48 to our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

Income Taxes

Although we recorded a net loss for accounting purposes during 2006, we had taxable income and recorded a federal and state tax provision of $575,000, primarily due to book/tax differences relating to the write-off of in process research and development of $16.3 million, the expiration of the warrants to issue shares of AVI initially valued at $10.1 million, and $3.4 million of stock compensation expense, offset by the application of net operating loss carryforwards. As of December 31, 2006, we have net operating loss carryforwards for federal income tax purposes of approximately $289 million which expire in the years 2011 through 2026, and federal research and development credit carryforwards of approximately $8 million, which expire in the years 2008 through 2026.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

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

Warrants Considered Derivatives

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of common stock of AVI at $5.00 per share. These warrants were considered a derivative and were valued on the balance sheet at $10.1 million using the Black-Scholes method on June 24, 2003. As of December 31, 2005, the value of the derivative was $1.8 million, but the value was zero at December 31, 2006 because the warrants had expired on that date.

Foreign Currency Risk

We currently sell our product primarily in Europe. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will assess our need to utilize financial instruments to hedge currency exposures on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All information required by this item is included on pages F-1 to F-31 in Item 15 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2006, our chief executive officer and chief financial officer have concluded that due to the material weakness discussed below our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective to ensure the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“the COSO Framework”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Our management’s assessment of our internal control over financial reporting performed during the preparation of our consolidated financial statements as of December 31, 2006 identified the following material weakness (as defined by the Public Company Accounting Oversight Board) in our internal control over financial reporting:

The Company has determined that a material weakness exists in the Company’s ability to maintain effective internal controls over the application of generally accepted accounting principles (“GAAP”) to non-routine and complex transactions due to insufficient GAAP expertise commensurate with the Company’s financial reporting requirements. As a result of this material weakness, errors were identified during the audit process in the following two areas. First, in connection with its periodic assessment of goodwill for impairment the Company inappropriately evaluated goodwill for impairment below the reporting unit level. Second, the Company did not determine whether the computations in the reports used to record compensation cost for share based payments appropriately applied the estimated forfeiture rate such that compensation cost recognized for the year ended December 31, 2006 was at least equal to the portion of the grant-date value of the awards that were vested at that date. As a result, adjustments to correct the identified errors were recorded in the consolidated financial statements for the year ended December 31, 2006 related to goodwill, additional paid in capital, and costs and operating expenses.

Accordingly, management has determined that, because of this material weakness, the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria specified in the COSO Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Dated: March 16, 2007	By:	/s/ JAMES S.J. MANUSO
	Name:	James S.J. Manuso
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ MICHAEL MOLKENTIN
	Name:	Michael Molkentin
	Title:	Chief Financial Officer
(Principal Financial Officer)

Remediation Efforts Related to Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness in internal controls described above, we plan to improve our ability to maintain effective internal controls over the application of GAAP to non-routine and complex transactions to meet our financial reporting requirements. Specific measures we plan to adopt include:

•       Assessing and enhancing the experience and knowledge of personnel used in applying GAAP and determining when it is appropriate to consult with third party specialists on non-routine and complex accounting transactions.

•       Providing additional training to all personnel in the application of GAAP to reduce the likelihood of a material misstatement of our annual or interim financial statements.

Remediation of Prior Material Weakness

Management’s assessment of our internal control over financial reporting performed during the preparation of our condensed consolidated financial statements for the period ending September 30, 2006 identified the following material weakness in our internal control over financial reporting:

It was determined that a material weakness existed in the Company’s system of internal control over financial reporting related to the monitoring of our foreign locations’ process for identifying and timely addressing potential tax compliance issues that may result in a financial statement impact. In October

2006, an adjustment was identified for an unpaid payroll and national insurance tax obligation, including estimated interest and penalties, related to our 95% owned UK subsidiary, EuroGen Pharmaceuticals Ltd. The adjustment was identified as a result of disclosures made by a UK employee to our auditors. The adjustment emanated from work performed in the UK by a U.S. employee, who was President and CEO of EuroGen. This employee’s work in the UK triggered UK residency requirements over a number of years from 2002 through 2006 by exceeding permissible thresholds and subjecting the employee and EuroGen to certain payroll and national insurance tax obligations. The employee resigned from SuperGen during 2006. There have not been nor are there currently any other U.S. national employees of the Company working in the UK.

Subsequent to September 30, 2006, in response to the material weakness in internal controls described above, we took measures and established additional policies and procedures to monitor our European locations to evaluate and determine that similar obligations are properly identified, communicated and recorded. These measures included expanding oversight of our European operations impacting cash, legal, human resources, and regulatory activities; augmenting the staff in Europe to oversee business operations; and re-issued the Company’s Code of Business Conduct and Ethics to all U.S. and UK employees. Based on the measures taken and implemented, management has determined that our system of internal controls over financial reporting related to the monitoring of EuroGen and its subsidiaries for identifying and timely addressing potential tax compliance issues that may result in a financial statement impact have been successfully remediated as of December 31, 2006.

Changes in Internal Control over Financial Reporting

Except as discussed above in this Item 9A under “Remediation of Material Weakness in Internal Control Over Financial Reporting,” there have been no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SuperGen, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SuperGen, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperGen, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2006. The Company has determined that a material weakness exists in the Company’s ability to maintain effective internal controls over the application of generally accepted accounting principles (“GAAP”) to non-routine and complex transactions due to insufficient GAAP expertise commensurate with the Company’s financial reporting requirements. As a result of this material weakness, errors were identified during the audit process in the following two areas. First, in connection with its periodic assessment of goodwill for impairment the Company inappropriately evaluated goodwill for impairment below the reporting unit level. Second, the Company did not determine whether the computations in the reports used to record compensation cost for share based payments appropriately applied the estimated forfeiture rate such that compensation cost recognized for the year ended December 31, 2006 was at least equal to the portion of the grant-date value of the awards that were vested at that date. As a result, adjustments to correct the identified errors were recorded in the consolidated financial statements for the year ended December 31, 2006 related to goodwill, additional paid in capital, and costs and operating expenses.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.

In our opinion, management’s assessment that SuperGen, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SuperGen, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

/s/ Ernst & Young LLP
Palo Alto, California
March 15, 2007

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our Board of Directors is incorporated by reference to the section entitled “Election of Directors” appearing in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year pursuant to Regulation 14A (the “Proxy Statement”).

The names of our executive officers and their ages, titles and biographies as of March 7, 2007 are set forth below.

Executive Officers

Name	Age	Position
James S. J. Manuso, Ph.D.	58	President, Chief Executive Officer and Director
Audrey Jakubowski, Ph.D.	64	Chief Regulatory and Quality Officer
Michael Molkentin	52	Chief Financial Officer

James S.J. Manuso, Ph.D., has served as our president and chief executive officer since January 1, 2004, as our chief executive officer-elect from September 2003 to December 2003 and as a director since February 2001. Dr. Manuso is co-founder and immediate past president and chief executive officer of Galenica Pharmaceuticals, Inc. Dr. Manuso co-founded and was general partner of PrimeTech Partners, a biotechnology venture management partnership, from 1998 to 2002, and Managing General Partner of The Channel Group LLC, an international life sciences corporate advisory firm. He was also president of Manuso, Alexander & Associates, Inc., management consultants and financial advisors to pharmaceutical and biotechnology companies. Dr. Manuso was a vice president and Director of Health Care Planning and Development for The Equitable Companies (now Group Axa), where he also served as Acting Medical Director. He currently serves on the board of privately-held KineMed, Inc. and Merrion Pharmaceuticals Ltd. (Dublin, Ireland). Previously, he served on the boards of Inflazyme Pharmaceuticals, Inc., Symbiontics, Inc., Quark Biotech, Inc., Galenica Pharmaceuticals, Inc., and Supratek Pharma, Inc. Dr. Manuso earned a B.A. with Honors in Economics and Chemistry from New York University, a Ph.D. in Experimental Psychophysiology from the Graduate Faculty of The New School University, a Certificate in Health Systems Management from Harvard Business School, and an Executive M.B.A. from Columbia Business School. Dr. Manuso is the author of over 30 chapters, articles and books on topics including health care cost containment and biotechnology company management. He has taught and lectured at Columbia, New York University, Georgetown, Polytechnic University, and Waseda University (Japan). He has delivered invited addresses at meetings of the American Management Association, the American Medical Association, the Securities Industry Association, the Biotechnology Industry Organization, and many other professional associations. Dr Manuso is also a member of the Board of Trustees of the Greater San Francisco Bay Area Leukemia & Lymphoma Society.

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

Edward Jacobs served as chief operating officer during 2006. He left the Company on December 31, 2006.

Audit Committee Financial Expert

Information regarding the financial expert(s) on the Audit Committee is incorporated by reference to the Proxy Statement.

Audit Committee

Information regarding the Audit Committee is incorporated by reference to the Proxy Statement.

Code of Ethics

Information regarding the Code of Ethics is incorporated by reference to the Proxy Statement.

Corporate Governance

Information regarding Corporate Governance is incorporated by reference to the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Voting Securities of Principal Stockholders and Management” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation of Directors and Executive Officers,” including Compensation Committee Interlocks and Insider Participation, in the Proxy Statement. The information included under the heading “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Voting Securities of Principal Stockholders and Management” in the Proxy Statement. Information regarding our Equity Compensation Plans is incorporated by reference in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in the Proxy Statement. Certain of our relationships and related transactions are addressed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. The information regarding director independence is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal auditor fees and services is set forth under “Principal Accounting Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3.     Exhibits:

Exhibit Number	Description of Document
(f)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(ff)3.2	Bylaws of the Registrant, as amended and restated through May 30, 2001.
(m)4.1	Specimen Common Stock Certificate.
(l)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(**)(cc)10.2	1993 Stock Option Plan (as amended through July 11, 2000).
(**) (i)10.3	Forms of stock option agreements under the 1993 Stock Option Plan.
(**)(n)10.4	1996 Directors’ Stock Option Plan, as amended effective February 7, 2001.
(**)(t)10.5	2003 Stock Plan, as amended effective March 10, 2005.
(**)(s)10.6	1998 Employee Stock Purchase Plan, as amended effective March 1, 2004.
(*)(b)10.7	Patent License and Royalty Agreement dated August 30, 1993 between the Registrant and The Jackson Laboratory.
(*)(b)10.8	Worldwide License Agreement dated March 1, 1994 between the Registrant and Janssen Biotech, N.V.
(*)(b)10.9	Patent License Agreement dated March 1, 1994 between the Registrant and Cyclex Inc.
(*)(b)10.10	Patent License and Royalty Agreement dated November 15, 1993 between the Registrant and The Long Island Jewish Medical Center.
(*)(b)10.11	License Agreement dated February 1, 1995 between the Registrant and Pharmos Corporation.
(*)(u)10.12	Know-How Transfer and Cooperation Agreement dated September 10, 1999 between the Registrant and Pharmachemie B.V.
(**)(a)10.13	Executive Employment and Confidential Information and Invention Assignment Agreement dated January 1, 2004 between Registrant and James Manuso.
(**)(d)10.14	Executive Employment and Confidential Information and Invention Assignment Agreement effective January 1, 2007 between Registrant and James Manuso.

(f)10.15	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P.
(*)(e)10.16	Asset Purchase Agreement dated January 15, 1997 between the Registrant and Immunex Corporation, a Washington corporation.
(*)(x)10.17	Drug Substance Validation and Supply Agreement dated July 2, 2003.
(*)(g)10.18	License Agreement between Inflazyme Pharmaceuticals Ltd. and the Registrant dated April 11, 1997.
(*)(g)10.19	Nonexclusive Supply Agreement between the Registrant and Yunnan Hande Technological Development Co. Ltd. dated May 7, 1997.
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
(kk)10.70

Amended and Restated Agreement and Plan of Merger and Reorganization, dated March 30, 2006, by and among SuperGen, Inc., King’s Peak Acquisition Corporation, Montigen Pharmaceuticals, Inc., James Clarke, as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.

(kk)10.71	Form of Volume Restriction Agreement between SuperGen and each stockholder of Montigen.
(ll)10.72	Asset Acquisition Agreement, dated June 21, 2006, between SuperGen, Inc and Mayne Pharma (USA), Inc.
(mm)10.73	Asset Acquisition Agreement Amendment dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(mm)10.74	Transition Services Agreement dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(mm)10.75	Supply Agreement dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(nn)10.76	Amended and Restated Supply and Distribution Agreement between SuperGen, Inc. and Wyeth, effective June 1, 2006.
(oo)10.77	Asset Acquisition Agreement, dated November 25, 2006, between SuperGen, Inc. and Mayne Pharma plc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(c)                 Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2004.

(d)                Incorporated by reference from the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2006.

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

(kk)         Incorporated by reference from the Registrant’s Report on Form 8-K dated April 4, 2006 filed with the Securities and Exchange Commission on April 7, 2006.

(ll)               Incorporated by reference from the Registrant’s Report on Form 8-K dated June 21, 2006 filed with the Securities and Exchange Commission on June 27, 2006.

(mm)                     Incorporated by reference from the Registrant’s Report on Form 8-K dated August 22, 2006 filed with the Securities and Exchange Commission on August 28, 2006.

(nn)         Incorporated by reference from the Registrant’s Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

(oo)         Incorporated by reference from the Registrant’s Report on Form 8-K dated November 25, 2006 filed with the Securities and Exchange Commission on November 28, 2006.

(b)   Exhibits. See Item 15(a) above.

(c)    Financial Statement Schedules. See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SuperGen, Inc.

We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SuperGen, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/ ERNST & YOUNG LLP
Palo Alto, California
March 15, 2007

SUPERGEN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$67,704	$47,664
Accounts receivable, net	489	5,576
Development revenue receivable from MGI PHARMA, Inc.	29	550
Accounts receivable, Mayne Pharma	1,502	—
Inventories, net	223	1,439
Prepaid distribution and marketing rights	630	—
Prepaid expenses and other current assets	1,111	1,407
Total current assets	71,688	56,636
Marketable securities, non-current	179	147
Investment in stock of related parties	659	673
Due from related parties, non-current	31	52
Property, plant and equipment, net	3,752	2,907
Goodwill	731	731
Other intangibles, net	958	290
Restricted cash and investments, non-current	10,043	11,805
Other assets	5	30
Total assets	$88,046	$73,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,202	$3,391
Derivative liability	—	1,817
Payable to AVI BioPharma, Inc.	565	565
Deferred gain on sale of products to Mayne Pharma	11,754	—
Deferred revenue	459	—
Accrued payroll and employee benefits	3,296	2,269
Total current liabilities	21,276	8,042
Deferred rent	938	972
Total liabilities	22,214	9,014
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 55,177,377 and 51,710,912 shares issued and outstanding at December 31, 2006 and 2005, respectively	55	52
Additional paid in capital	429,147	409,365
Accumulated other comprehensive gain	1,922	2,850
Accumulated deficit	(365,292)	(348,010)
Total stockholders’ equity	65,832	64,257
Total liabilities and stockholders’ equity	$88,046	$73,271

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Net product revenue	$9,563	$16,059	$13,127
Development and license revenue from MGI PHARMA, Inc.	25,093	13,353	18,866
Royalty revenue	3,427	—	—
Distribution agreement and other revenue	—	757	—
Total revenues	38,083	30,169	31,993
Costs and operating expenses:
Cost of product revenue	2,003	3,051	4,135
Research and development	16,544	15,059	23,978
Selling, general, and administrative	24,714	28,046	28,800
Acquired in-process research and development	16,318	—	—
Total costs and operating expenses	59,579	46,156	56,913
Loss from operations	(21,496)	(15,987)	(24,920)
Interest income	2,746	1,727	624
Interest expense	—	—	(2,338)
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	780	—	—
Amortization of deemed discount on convertible debt	—	—	(12,657)
Foreign currency transaction gain	241	—	—
Other than temporary decline in value of investments	—	(11)	(7,851)
Change in valuation of derivatives	1,817	(211)	282
Loss before income tax	(15,912)	(14,482)	(46,860)
Income tax provision	(575)	—	—
Net loss	$(16,487)	$(14,482)	$(46,860)
Net loss per common share:
Basic and diluted net loss per comon share	$(0.31)	$(0.28)	$(1.04)
Weighted average shares used in basic and diluted net loss per common share calculation	53,439	51,309	44,953

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid in	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain (Loss)	Deficit	Total
Balances at January 1, 2004	37,022	$37	$316,578	$(3,100)	$(286,668)	$26,847
Comprehensive loss:
Net loss	—	—	—	—	(46,860)	(46,860)
Other than temporary decline in value of investments	—	—	—	7,851	—	7,851
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	(4,850)	—	(4,850)
Comprehensive loss						(43,859)
Issuance of common stock upon conversion of senior convertible notes and payment of related interest	4,750	5	26,788	—	—	26,793
Issuance of common stock to MGI Pharma, net of offering costs of $2,058	4,000	4	23,658	—	—	23,662
Issuance of common stock and warrants in private placement, net of offering costs of $1,775	4,900	5	32,520	—	—	32,525
Issuance of common stock to Peregrine Pharmaceuticals in connection with license agreement	19	—	200	—	—	200
Issuance of common stock to Stehlin Foundation for milestone payment in connection with license agreement	64	—	500	—	—	500
Issuance of common stock upon exercise of stock options, net of 14 shares surrendered as proceeds	311	—	1,220	—	—	1,220
Issuance of common stock in connection with employee stock purchase plan	61	—	342	—	—	342
Compensation expense from stock option and warrant grants to consultants and vendors	—	—	200	—	—	200
Net change in valuation of warrants issued in connection with private placement	—	—	3,616	—	—	3,616
Compensation expense from issuance of warrants to placement agent of MGI Pharma stock issuance	—	—	513	—	—	513
Compensation expense related to acceleration of stock option grants	—	—	654	—	—	654
Balances at December 31, 2004	51,127	51	406,789	(99)	(333,528)	73,213
Comprehensive loss:
Net loss	—	—	—	—	(14,482)	(14,482)
Other than temporary decline in value of investments	—	—	—	11	—	11
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	2,938	—	2,938
Comprehensive loss						(11,533)
Issuance of common stock upon exercise of stock options	273	1	924	—	—	925
Issuance of common stock in connection with employee stock purchase plan	52	—	205	—	—	205
Issuance of common stock upon exercise of warrants	259		1,047	—	—	1,047
Compensation expense from stock option grants to consultants	—	—	132	—	—	132
Compensation expense related to acceleration of stock option grants	—	—	268	—	—	268
Balances at December 31, 2005	51,711	52	409,365	2,850	(348,010)	64,257
Comprehensive loss:
Net loss	—	—	—	—	(16,487)	(16,487)
Other comprehensive loss—Change in unrealized gain (loss) on investments	—	—	—	(613)	—	(613)
Comprehensive loss						(17,100)
Reclassification adjustment for gains included in net loss				(315)		(315)
Cumulative effect adjustment for adoption of SAB 108					(795)	(795)
Issuance of common stock to acquire Montigen Pharmaceuticals	1,625	1	8,947	—	—	8,948
Issuance of common stock upon exercise of stock options	130	—	608	—	—	608
Issuance of common stock in connection with employee stock purchase plan	45	—	173	—	—	173
Issuance of common stock upon exercise of warrants	1,666	2	6,682	—	—	6,684
Compensation expense from stock option grants to employees and consultants	—	—	3,372	—	—	3,372
Balances at December 31, 2006	55,177	$55	$429,147	$1,922	$(365,292)	$65,832

See accompanying notes to consolidated financial statements

SUPERGEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(16,487)	$(14,482)	$(46,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	851	834	1,058
Amortization of intangibles and distribution and marketing rights	2,079	387	799
Amortization of deferred revenue	—	(9,905)	(2,720)
Amortization of prepaid financing costs	—	—	1,811
Amortization of deemed discount on convertible debt	—	—	12,657
Interest on convertible debt paid in common stock	—	—	543
Change in valuation of derivatives	(1,817)	211	(282)
Other than temporary decline in value of investments	—	11	7,851
Stock compensation expense	3,373	400	854
Gain on disposition of investment in AVI BioPharma stock	(780)	—	—
Cash paid for distribution and marketing rights	(2,100)	—	—
Milestone, license, and research payments made in common stock	—	—	700
Acquired in-process research and development	16,318	—	—
Write-off of investment in private company	—	180	—
Cash option paid in termination of distribution agreement	—	(1,500)	—
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	4,106	11,609	(17,228)
Inventories	791	1,867	659
Prepaid expenses and other assets	(309)	(4)	1,030
Due from related parties	21	41	344
Restricted cash and investments	97	(73)	(36)
Accounts payable and other liabilities	1,112	(1,068)	1,141
Deferred gain on sale of products to Mayne Pharma	(481)	—	—
Deferred revenue	459	(167)	13,138
Net cash provided by (used in) operating activities	7,233	(11,659)	(24,541)
Investing activities:
Purchases of marketable securities	—	(11,585)	(37,612)
Sales or maturities of marketable securities	1,500	29,845	28,336
Purchases of property and equipment	(860)	(106)	(273)
Release of restricted cash from collateral account	—	598	10,680
Purchase of intangible assets	—	—	(1,000)
Proceeds from sale of products to Mayne Pharma	13,395	—	—
Acquisition of Montigen net assets, net of cash acquired	(8,693)	—	—
Net cash provided by investing activities	5,342	18,752	131
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	7,465	2,177	57,749
Net cash provided by financing activities	7,465	2,177	57,749
Net increase in cash and cash equivalents	20,040	9,270	33,339
Cash and cash equivalents at beginning of period	47,664	38,394	5,055
Cash and cash equivalents at end of period	$67,704	$47,664	$38,394
Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$8,947	$—	$—
Conversion of convertible notes into common stock	$—	$—	$26,250
Valuation of warrants issued to placement agent in connection with license agreement	$—	$—	$513
Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the year	$450	$—	$—

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

Principles of Consolidation

Our consolidated financial statements include the accounts of EuroGen Pharmaceuticals Ltd. (“EuroGen”), Sparta Pharmaceuticals, Inc. (“Sparta”) and seven wholly-owned subsidiaries, which are immaterial. Intercompany accounts and transactions are eliminated in consolidation. We consolidate all of our wholly-owned and majority-owned subsidiaries.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Foreign currency assets and liabilities are remeasured into U.S. dollars at the current exchange rates as of the applicable balance sheet date, except for nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rate prevailing during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains and losses resulting from foreign currency remeasurement are included in net foreign currency transaction gain or loss in the accompanying consolidated statements of operations. During 2006, we recorded transaction gains on foreign currency exchange relating to activities of our subsidiary EuroGen, reflecting increased activity at EuroGen that began selling and distributing Nipent in 2006. Prior year transaction gains or losses were not material and were included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Fair Value of Financial Instruments

The fair values of our cash equivalents and marketable securities are based on quoted market prices. The carrying values of accounts receivable and accounts payable are considered to be representative of their respective fair values at December 31, 2006 and 2005.

Revenue Recognition

Our net product revenues relate principally to two pharmaceutical products, with Nipent® sales representing 88% in 2006, 93% in 2005, and 87% in 2004. We recognize sales revenue upon shipment, provided that title to the products has been transferred at the point of shipment; if title of product transfers at point of receipt by the customer, revenue is recognized upon customer receipt of the shipment, and collectibility is reasonably assured, with allowances provided for bad debt and estimated returns.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Beginning in 2005, we also provided allowances for estimated cash discounts and chargebacks. We record estimated allowances for sales reserves against product revenues for returns, payment discounts, and chargebacks based on historical return patterns for returns, contractual terms for discounts and chargebacks, and expectations regarding utilization rates for these programs. Actual amounts for returns and allowances, cash discounts, and chargebacks may differ from our estimates and such differences could be material to the consolidated financial statements. The allowance for bad debt was $53,000 and $10,000 at December 31, 2006 and 2005, respectively. The allowance for sales returns was $306,000 and $150,000 at December 31, 2006 and 2005, respectively. At December 31, 2006, the allowance for sales returns exceed our accounts receivable balance, and is included in accounts payable and accrued liabilities. The allowance for cash discounts was $1,500 and $120,000 at December 31, 2006 and 2005, respectively. The allowance for chargebacks was zero at December 31, 2006, and $500,000 at December 31, 2005. The provision for returns and allowances was $418,000 in 2006, $52,000 in 2005, and $63,000 in 2004. We recorded provisions for chargebacks of $910,000 in 2006 and $525,000 in 2005, and zero in 2004.

Cash advance payments received in connection with distribution agreements, license agreements, or research grants are deferred and recognized ratably over the period of the respective agreements or until services are performed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. Deferred revenue represents the portion of product shipments to Wyeth that have not been delivered to the end customer.

Our principal customers are clinics, hospitals and hospital buying groups in the United States and drug distributors and wholesalers in the United States and Europe. We do not require collateral from our customers. We operate in one business segment—human therapeutics. In 2006 and 2005, 94% of our net product revenues were made in the United States and 6% in the European Union (“EU”). In 2004, 89% of our net product revenues were made in the United States and 11% were made in the EU.

Advertising Expense

Advertising costs are expensed as incurred. We incurred advertising costs of $19,000 in 2006, $326,000 in 2005, and $424,000 in 2004.

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

During the year ended December 31, 2005, we recorded a write-down of $11,000 related to the other than temporary decline in the value of our equity investment in Inflazyme Pharmaceuticals. During the year ended December 31, 2004, we recorded a write-down of $7,851,000 related to the other than temporary decline in the value of our equity investment in AVI BioPharma, Inc. (“AVI”). We had no such write-downs in 2006.

Equity Investments

Equity investments in securities without readily determinable fair value, primarily related to investments in privately held companies, are carried at cost. These investments are included in marketable securities and investment in stock of related parties on the balance sheet. We periodically review those carried at cost and evaluate whether an impairment has occurred. During 2005, we determined that the value of investments in stock of a related party made in 2001 and 2003 were impaired due to the uncertain viability of the company as a going concern. As a result, the entire cost of the investment of $180,000 was charged to selling, general, and administrative expense in 2005. We had no such write-offs in 2006 or 2004. We believe the remaining equity investments and investments in related parties continue to be realizable. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income or loss into earnings is based on the specific identification method.

Restricted Cash and Investments

Under one of our operating lease agreements and in connection with certain outstanding warrants as noted in Note 10 below, we are required to set aside cash and/or investments as collateral. At December 31, 2006 and 2005, we had $10,043,000 and $11,805,000, respectively, of restricted cash and investments related to such agreements.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

	2006	2005
Raw materials	$—	$67
Work in process	126	197
Finished goods	97	1,175
	$223	$1,439

At December 31, 2005, we established a reserve for product obsolescence of $400,000, relating to the potential expiration of finished goods inventory. At December 31, 2006, the reserve for product obsolescence was $58,000, relating to the potential expiration of work in process inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of building, office and manufacturing equipment and furniture and fixtures is provided on a straight-line basis over the estimated original useful lives of the respective assets, as noted below. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful lives using the straight-line method.

Property, plant and equipment consist of the following at December 31 (in thousands):

	2006	2005	Estimated Useful Lives
Land and building	$2,433	$2,433	31 years
Leasehold improvements	2,642	2,611	5-10 years
Equipment	1,270	1,008	5 years
Furniture and fixtures	4,161	3,674	3-5 years
Construction in process	488	—	N/A
Total property and equipment	10,994	9,726
Less accumulated depreciation and amortization	(7,242)	(6,819)
Property, plant and equipment, net	$3,752	$2,907

Goodwill

Goodwill and indefinite lived intangible assets are reviewed annually, or more frequently if impairment indicators arise, for impairment. Intangible assets with finite useful lives are amortized over their respective lives, and are also reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill no longer subject to amortization amounted to $731,000 at December 31, 2006 and 2005.

Intangible Assets

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug that is currently approved for marketing in the

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Other intangibles in the accompanying balance sheet. This amount was amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $710,000 at December 31, 2005, and was fully amortized at December 31, 2006.

In April 2006, we acquired certain intangible assets relating to our acquisition of Montigen Pharmaceuticals, Inc. (“Montigen”) (see Note 6 below). We assigned values of $235,000 to assembled workforce and $1,042,000 to CLIMB™ technology platform, which are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $59,000 and $260,000, respectively at December 31, 2006. We expect to record amortization of the assembled workforce of $78,000, $78,000, and  $20,000 in 2007, 2008, and 2009, respectively. We expect to record amortization of the CLIMB technology of $347,000, $347,000, and $88,000 in 2007, 2008, and 2009, respectively.

In June 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen (see Note 8 below). We paid Wyeth $2.1 million, which was recorded as Prepaid distribution and marketing rights, and are amortizing it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007.  Accumulated amortization was $1,470,000 at December 31, 2006. We expect to record amortization of $630,000 in 2007.

The carrying amount of intangible assets that are not considered to have an indefinite useful life is reviewed whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Derivative Financial Instruments

We have issued warrants for common stock of another entity in connection with issuances of convertible debt. These warrants are considered to be a derivative financial instrument in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments,” and are recorded at fair value. The changes in the fair value of the derivative financial instruments are recognized in current earnings in each reporting period. The value of the derivative was zero at December 31, 2006, because the warrants associated with the derivative expired on that date.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Major Customers

Our major customers include a number of buying groups. Some of these customers individually comprise greater than 10% of our total product revenue and/or greater than 10% of our trade accounts receivable balances, as follows:

	Percentage of product revenue by customer for Years ended December 31,			Percentage of accounts receivable by customer as of December 31,
	2006	2005	2004	2006	2005
Customer A	29%	19%	*	*	*
Customer B	11	*	*	*	*
Customer C	10	14	*	*	*
Customer D	*	28	27%	10%	34%
Customer E	*	*	21	*	*
Customer F	*	*	12	62	*
Customer G	*	11	*	*	*

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

As we have reported operating losses each period since our inception, the effect of assuming the exercise of options and warrants and assumed conversion of convertible debt would be anti-dilutive and, therefore, basic and diluted loss per share are the same. The computation of diluted net loss per share for the three years ended December 31 excluded the following (in thousands):

	2006	2005	2004
Options to purchase common stock	6,615	6,550	6,502
Warrants to purchase common stock	5,059	6,924	7,183

Impairment of Long-lived Assets

We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No impairment existed as of December 31, 2006.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Cumulative Effect Adjustment for UK Tax Liability Upon Adoption of SAB 108

During the third quarter of 2006 a previously unrecorded United Kingdom (“UK”) payroll related liability was identified. We estimated this liability aggregated $966,000, related to withholding and other personal income tax, penalties and interest involving a former SuperGen employee who was a United States citizen and worked in the UK. The liability originated during the years 2002 – 2006 and was identified as a result of disclosures made by a UK employee to our auditors. We determined that $795,000 of the liability related to periods prior to 2006. The following table illustrates the amount of the error that originated in each of the years between 2002 and 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002
Net loss, as reported	$(14,482)	$(46,860)	$(53,470)	$(49,471)
Amount of understatement	(181)	(308)	(205)	(101)
Error as a percent of net loss	1.2%	0.7%	0.4%	0.2%

We adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) in September 2006. Prior to the adoption of SAB 108, we quantified misstatements based on the amount of the error originating in the current year statement of operations (“rollover approach”). SAB 108 requires that in addition to considering the amount of the error originating in the current year statement of operations, the misstatement existing at each balance sheet date should also be considered, irrespective of the period of origin of the error (“iron curtain approach”). We do not believe that any of the amounts included in the table above are material to the periods in which they originated using the rollover approach. However, using the iron curtain method upon adoption of SAB 108, we have determined that the quantitative cumulative error aggregating approximately $795,000 that existed as of December 31, 2005 is material to the 2005 financial statements. As permitted when first applying the guidance in SAB 108, prior periods were not restated. The cumulative effect of the initial application of SAB 108 for quantification and correction of the error is included in the accumulated deficit as of December 31, 2006 in the accompanying balance sheet. The impact of this cumulative effect adjustment is an increase to accrued payroll and employee benefits of $795,000 and an increase to accumulated deficit of $795,000 as of January 1, 2006. The following table illustrates the effect of the cumulative effect adjustment recorded as of January 1, 2006 (in thousands):

	Accrued payroll and employee benefits	Accumulated deficit
Balance as of December 31, 2005, as reported	$2,269	$(348,010)
Cumulative effect adjustment for adoption of SAB 108	795	(795)
Balance as of January 1, 2006, as adjusted	$3,064	$(348,805)

We paid the $966,000 tax liability in December 2006. Of the $171,000 expense that originated during 2006, $135,000 is included in selling, general and administrative expense and $36,000 is included in the foreign currency transaction adjustment for the year ended December 31, 2006.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN  48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN 48. FIN 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We are currently evaluating the impact of FIN 48 to our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

2. Available-for-Sale-Securities

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006
U.S. corporate debt securities	$64,023	$9	$(1)	$64,031
Marketable equity securities	5,846	1,917	(2)	7,761
Total	$69,869	$1,926	$(3)	$71,792
At December 31, 2005
U.S. corporate debt securities	$44,681	$9	$—	$44,690
Marketable equity securities	6,566	2,841	—	9,407
Total	$51,247	$2,850	$—	$54,097

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Available-for-Sale-Securities (Continued)

The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006
Amounts included in cash and cash equivalents	$64,023	$9	$(1)	$64,031
Amounts included in investment in stock of related parties	120	39	—	159
Amounts included in restricted cash and Investments	5,602	1,821	—	7,423
Marketable securities, non-current	124	57	(2)	179
Total	$69,869	$1,926	$(3)	$71,792
At December 31, 2005
Amounts included in cash and cash equivalents	$44,681	$9	$—	$44,690
Amounts included in investment in stock of related parties	120	52	—	172
Amounts included in restricted cash and investments	6,322	2,766	—	9,088
Marketable securities, non-current	124	23	—	147
Total	$51,247	$2,850	$—	$54,097

Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

	Fair Value
	2006	2005
Debt securities due in one year or less	$64,031	$44,690
Marketable equity securities	7,761	9,407
Total	$71,792	$54,097

Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2006, 2005, and 2004 were not material.

During the year ended December 31, 2005, we recorded a write-down of $11,000 related to the other than temporary decline in the value of our equity investment in Inflazyme Pharmaceuticals. During the year ended December 31, 2004, we recorded a write-down of $7,851,000 related to other than temporary decline in the value of our equity investment in AVI. We had no such write-downs in 2006.

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

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Stockholders’ Equity (Continued)

The common stock and warrants we issued in the private placement transaction were initially unregistered. We filed a registration statement on Form S-3 with the SEC on March 23, 2004 to register the shares issued in the private placement as well as the shares to be issued upon exercise of the warrants. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were included as a liability and valued at fair market value until we met the criteria under EITF 00-19 for permanent equity. We valued the warrants at $3,307,000 on March 5, 2004 using the Black-Scholes method with the following assumptions:  a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%. The registration statement on Form S-3 was declared effective by the SEC on March 31, 2004. We re-valued the warrants on that date at $6,923,000 using the Black-Scholes method with the following assumptions: a risk-free interest rate of 2.81%, volatility of 0.89, and a dividend yield of 0%.  The warrants were then transferred to permanent equity, and the change in the value of the warrant liability between March 5, 2004 and March 31, 2004, or $3,616,000, was charged to Change in valuation of derivatives in the accompanying statement of operations during the year ended December 31, 2004. We had no similar charges in the years ended December 31, 2006 or 2005.

Warrants

At December 31, 2006, warrants to purchase the following shares of our common stock were outstanding:

Number of Shares	Exercise Price	Issue Date	Expiration Date
551,419	$4.00-6.00	2003	2007
1,997,500	5.00	2003	2008
1,135,000	10.00	2004	2009
230,000	10.35	1997	2007
100,000	10.47	2003	2007
1,045,000	13.50	1997	2007
5,058,919

Stock Reserved for Future Issuance

At December 31, 2006, we have reserved shares of common stock for future issuance as follows:

Stock options outstanding	6,615,153
Stock options available for grant	2,569,188
Warrants to purchase common stock	5,058,919
Shares available for Employee Stock Purchase Plan	82,214
14,325,474

4. Stock Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified-prospective-transition method. Under this transition method, compensation cost recognized for the year

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Stock Based Compensation (Continued)

ended December 31, 2006 includes: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods have not been restated.

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

Employee Stock Purchase Plan. We also have an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began November 15, 2006 and is scheduled to end on May 14, 2007. Under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), we were not required to recognize stock-based compensation expense for the cost of stock options or shares issued under the Company’s ESPP. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

As a result of the January 1, 2006 adoption of SFAS 123R, we recognized $3,344,000 in stock based compensation expense for the year ended December 31, 2006. As a result of this adoption, our basic and diluted net loss per common share for the year ended December 31, 2006 are lower by $0.06.

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Year ended December 31
	2006	2005	2004
Risk-free interest rate	4.74%	4.19%	2.21%
Dividend yield	—	—	—
Expected volatility	0.660	0.814	0.804
Expected life (in years)	5.18	5.00	5.00

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

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Stock Based Compensation (Continued)

to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 12.02% to all unvested options as of December 31, 2006. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

A summary of the Company’s stock option activity as of December 31, 2006, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2004	5,326,349	$9.34
Granted at fair value	1,861,050	9.85
Exercised	(325,801)	4.30
Forfeited	(359,546)	11.07
Balance at December 31, 2004	6,502,052	9.64
Granted at fair value	868,650	5.46
Exercised	(273,080)	3.38
Forfeited	(547,897)	12.90
Balance at December 31, 2005	6,549,725	9.07
Granted	993,089	4.92
Exercised	(129,760)	4.69
Forfeited	(165,187)	5.94
Expired	(632,714)	7.64
Balance at December 31, 2006	6,615,153	$8.75	5.62	$2,237,326
Vested or expected to vest at December 31, 2006	6,316,871	$8.78	5.53	$2,205,872
Exercisable at December 31, 2006	5,385,361	$8.92	5.21	$2,084,484

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $2.91. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the year ended December 31, 2006 was $59,000 and the total amount of cash received from exercise of these options was $608,000.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Stock Based Compensation (Continued)

As of December 31, 2006, there was $3,260,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.69 years. We expect approximately 932,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS 123R in the years ended December 31, 2005 and 2004. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
	(Revised)
Net loss, as reported	$(14,482)	$(46,860)
Add: Stock-based employee compensation expense included in the determination of net loss, as reported	268	654
Deduct: Stock-based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(6,116)	(9,044)
Pro forma net loss	$(20,330)	$(55,250)
Basic and diluted net loss per common share:
As reported	$(0.28)	$(1.04)
Pro forma	$(0.40)	$(1.23)

During the preparation of the notes to the condensed consolidated financial statements for the quarter ended March 31, 2006, we determined that the calculation of our pro-forma net loss reported under SFAS 123 for the year ended December 31, 2005, as previously reported, was understated as a result of our having inadvertently excluded the fair value of (and, therefore, the compensation expense related to) options granted to members of our Board of Directors during 2005 and 2004. Accordingly, pro-forma expense was understated by $398,000 and $778,000 for the years ended December 31, 2005 and 2004, respectively. This revision had no effect on our previously reported consolidated results of operations or financial condition.

During the years ended December 31, 2005 and 2004, we recorded non cash charges of $268,000 and  $654,000, respectively for stock compensation related to the modification and acceleration of options associated with the change in status or departure of certain Company management.

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

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. License and Stock Purchase Agreements with MGI PHARMA, Inc. (Continued)

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

In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant at $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue was amortized to license revenue over 15 months, which was the period of time in which our development obligations for Dacogen transferred to MGI. During the years ended December 31, 2005 and 2004, we recorded amortization of deferred revenue of $9,905,000 and $2,720,000, respectively. The deferred revenue was fully amortized at December 31, 2005, so we had no amortization in 2006.

Under the terms of the license agreement, MGI was obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we received marketing authorization. During the years ended December 31, 2006, 2005, and 2004 we recognized $93,000, $3,448,000 and $3,646,000, respectively of development revenue relating to the reimbursement under this agreement.

In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In accordance with our license agreement with MGI, we received a milestone payment of $20.0 million in the second quarter of 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. During the year ended December 31, 2006, we recorded royalty revenue of $3,427,000. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales.

In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company (also known as Janssen-Cilag), granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. License and Stock Purchase Agreements with MGI PHARMA, Inc. (Continued)

milestone payments as they are achieved for Dacogen sales globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

6. Acquisition Of Montigen Pharmaceuticals, Inc.

On April 4, 2006, we completed our acquisition of Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB, and late-stage pre-clinical compounds targeting aurora-A kinase and members of the tyrosine kinase receptor family.

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

The aggregate purchase price of Montigen was $18,127,000, which included cash paid of $8,988,000, the issuance of 1,625,626 shares of SuperGen common stock valued at $8,948,000 in total, and $191,000 in direct transaction costs. The purchase price was allocated on April 4, 2006 as follows (in thousands):

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

The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Acquisition Of Montigen Pharmaceuticals, Inc. (Continued)

feasibility and had no alternative future use as of the acquisition date. A summary of these compounds is as follows (in thousands):

Adjusted Fair Value
Compound 1 (MP-470)—Tyrosine Kinase inhibitor	$1,091
Compound 2 (MP-529/235)—Aurora-A Kinase inhibitor	15,227
Total Acquired in-process research and development	$16,318

The value of the acquired in-process research and development was determined by estimating the future net cash flows for the two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. The entire value of acquired in-process research and development of $16,318,000 was charged to expense in 2006. The $22.0 million in future contingent regulatory milestone payments due to the Montigen stockholders will be recorded as additional acquired in-process research and development expense when paid.

7. Asset Acquisition Agreement With Mayne Pharma

North American Asset Acquisition Agreement

On August 22, 2006, we executed an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. (“Mayne”), pursuant to which Mayne acquired the North American rights to Nipent and SurfaceSafe® cleaning system. We received cash proceeds of $13,395,000 upon closing of the transaction, which represented the purchase price per the agreement, reduced by a number of adjustments and holdbacks, as follows (in thousands):

Purchase price per agreement		$21,095
Less:	Mitomycin reduction	(1,140)
	Supply holdback	(5,000)
	Indemnification holdback	(1,000)
	Net asset adjustment	(445)
	Channel inventory adjustment	(115)
Initial cash proceeds		$13,395

The mitomycin reduction represents a reduction in the proposed purchase price for the mitomycin product line that was originally to be sold as part of the transaction but was removed during the final negotiations. The supply holdback is being held by Mayne until we complete the qualification and deliver an FDA approved manufacturer of Nipent. The indemnification holdback will be held by Mayne for 18 months to cover any potential claims. The net asset adjustment reflects the difference in value of the net

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Acquisition Agreement With Mayne Pharma (Continued)

assets acquired in the agreement from the initial negotiation date to the final closing date. The channel inventory adjustment represents the difference between the value of inventory in the supply chain at the negotiation date and the final closing date.

In addition to the initial payment and holdbacks, we may receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. A portion of these annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. Such a change of control occurred in February 2007 as Mayne was acquired by Hospira, and we received $10,312,000 of the deferred payments.

In conjunction with the Asset Acquisition Agreement with Mayne, we also entered into certain related agreements including the following:

Transition Services Agreement—We have agreed to provide certain transition services to Mayne. This includes utilization of our sales and marketing personnel during a six month transition period, for which we are being reimbursed by Mayne. In addition, Mayne has agreed to provide certain transition services, without charge related to supporting approval of a specified manufacturer of Nipent in Europe. During the year ended December 31, 2006, we have billed $2,064,000 for services provided to Mayne, which has been recorded as a reduction of our selling, general and administrative operating expenses.

Supply Agreement—To support our European business, Mayne will provide us with a supply of Nipent indefinitely or until our sale of the European business to Mayne is finalized. During the year ended December 31, 2006, we purchased $503,500 of Nipent from Mayne. The portion of this purchase that represented the amount in excess over our original cost of Nipent, or $401,000, has been recorded as a reduction of the deferred gain.

We have a number of additional obligations under the Asset Acquisition Agreement, including the following:

Reimbursement of Costs for Alternate Supply—We are obligated to reimburse Mayne up to $1 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne’s specified facility. During the year ended December 31, 2006, we recorded $171,000 for alternate supply cost reimbursements.

Development Plan Payments—We are obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision relates directly to the $5 million supply holdback noted above. During the year ended December 31, 2006, we incurred $500,000 of costs related to this obligation, which have been charged to research and development.

Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the Supply Agreement noted above. Contract negotiations have not been completed on the new supply agreement and we believe there remains uncertainty around the amount of the price protection exposure. We expect that Mayne and the new supplier will have completed negotiations by the first quarter of 2007. Once the supply agreement is negotiated we anticipate that we will have an appropriate basis to assess whether, and to

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Acquisition Agreement With Mayne Pharma (Continued)

what extent, any price protection exposure exists, which will impact when we recognize the net gain on sale for this transaction.

Retention and Severance Costs—We are obligated to pay all retention and severance costs for employees that continue to perform services under the Transition Services Agreement. Since our employees are required to stay with the company and perform transition related services before they can collect their retention and severance, we will accrue the retention and severance costs as they are earned. During the year ended December 31, 2006, we recorded $1,639,000 of earned and accrued retention and severance costs, which are recorded in selling, general and administrative expenses. During the year ended December 31, 2006, $901,000 of these costs were paid in cash, resulting in a remaining balance of $738,000 at December 31, 2006, which is included in accrued payroll and employee benefits. We expect total retention and severance costs to be approximately $2.0 million at the end of the transition services period.

From the initial cash proceeds from the agreement of $13,395,000, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, as well as the costs related to the alternative supply reimbursements and the gross margin on vials repurchased from Mayne for supply to Europe, and computed a remaining net gain of $11,754,000. However, due to the uncertainty regarding the price protection exposure noted above, we have deferred the entire net gain as of December 31, 2006.

Due to the Company’s continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, the Company has reflected activities related to the Nipent and Surface Safe businesses in operating activities for all periods presented.

Worldwide Asset Acquisition Agreement

On November 25, 2006, we entered into an Asset Acquisition Agreement with Mayne, pursuant to which Mayne would acquire the remaining worldwide rights to Nipent for a total consideration of $8 million, including approximately $3.75 million upon the closing of the transaction. The balance of the purchase price includes $1.25 million of payments contingent on key events and the remaining $3 million is payable over a five-year period on the anniversary of the closing date. The transaction has been approved by both companies’ board of directors, and is subject to customary closing conditions and regulatory approval. The transaction is expected to close in the first quarter of 2007.

8. Nipent Marketing And Distribution Rights

Termination of Agreements with Abbott Laboratories

In December 1999, we entered into a Nipent distribution agreement with Abbott Laboratories (“Abbott”). Beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. We retained U.S. marketing rights for Nipent. Under this agreement, Abbott made a $5 million cash payment to the Company in January 2000. This amount was included in deferred revenue and was being amortized to distribution revenue ratably over 60 months through December 2002.

In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for this right to terminate the Nipent distribution agreement at

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Nipent Marketing And Distribution Rights (Continued)

our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000 to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the year ended December 31, 2005. We had no similar revenue in the years ended December 31, 2006 or 2004.

Pfizer Marketing Rights

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug that is currently approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and have classified this amount in Prepaid distribution and marketing rights in the accompanying balance sheet. This amount was amortized over 31 months, the estimated life of the benefit period, to cost of product revenue. During the years ended December 31, 2006 and 2005, we recorded amortization of $290,000 and $387,000, respectively. Accumulated amortization was $710,000 at December 31, 2005, and the amount was fully amortized at December 31, 2006.

Wyeth Distribution Rights

On June 1, 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the amended agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. Distribution rights under the amended agreement were expected to transition for most countries no later than December 1, 2006. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007.

During the transition period, we continued to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth has remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on Wyeth’s sales of Nipent. The net profit has been computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee (based on product cost) and less 5% distribution fee (based on net revenue). Recurring remittances to SuperGen may be adjusted by any Wyeth invoiced trade receivable that is overdue by 60 days or more. At the time distribution rights transfer, we will be required to repurchase any unsold inventory held by Wyeth with a shelf life greater than 12 months and limited amounts of packaging materials.

We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and are amortizing it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007.  Accumulated amortization was $1,470,000 at December 31, 2006.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Nipent Marketing And Distribution Rights (Continued)

Revenue related to our two product shipments in May and September 2006 to Wyeth totaling $1,007,000 was initially deferred. We recognized the revenue, and related cost of revenue, as these vials were delivered to end customers by Wyeth.  During the year ended December 31, 2006, we recognized $332,000 of such revenue for vials sold by Wyeth, since we believe that Wyeth’s ability to collect from the end customer is reasonably assured. At the time distribution rights are transferred in the first quarter of 2007, we expect that any remaining deferred revenue from distributor shipments will approximate SuperGen’s obligation to repurchase unsold inventory from Wyeth. During the year ended December 31, 2006, we also received $1,535,000 of net profit from Wyeth, which was included in net product revenue.

9. Acquisition and Transfer Agreements

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

The terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million. No milestone or royalty payments have been made under the agreement to date. In addition, we are required to pay Peregrine an annual license fee until the first filing of an Investigational New Drug Application (“IND”) utilizing the licensed patents. During the years ended December 31, 2006 and 2005, we paid Peregrine license fees of $100,000 and $200,000, respectively, in cash in connection with this agreement. During the year ended December 31, 2004, we paid an annual license fee of $200,000 to Peregrine with 18,454 unregistered shares of our common stock, which was calculated based on the average price of our common stock during the 30-day period preceding the payment date. The annual license fees paid to Peregrine have been charged to Research and development expense.

In August 2006, we sublicensed the VEGF technology to Targa Therapeutics Corp. (“Targa”). In connection with this sublicense, Targa has agreed to develop and commercialize the VEGF technology and will pay us an annual payment equal to the annual license fee due to Peregrine under our original license agreement. In addition, upon the achievement of milestones under the original license agreement, Targa has agreed to reimburse us an amount equal to such milestone payments. Targa has also agreed to reimburse us for royalties due to Peregrine on licensed product sales, provided that Peregrine reduced the royalty rates in writing. In February 2007, we amended our license agreement with Peregrine to reduce these royalty rates.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Acquisition and Transfer Agreements (Continued)

Clayton Foundation for Research—Inhaled Drugs

In December 1999, we entered into a licensing and research agreement with the Clayton Foundation for Research and its technology transfer organization, Research Development Foundation. Under the terms of the licensing agreement, we acquired worldwide rights to inhaled versions of formulations of camptothecins, including Orathecin™.

During the years ended December 31, 2004, we recorded $100,000 in connection with the research agreement, which we charged to Research and development expense. In April 2005, we terminated the licensing and research agreement with the Clayton and Research Development Foundations. We did not record any expenses in the years ended December 31, 2006 or 2005 in connection with this agreement, and we have no further obligations under this agreement.

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

In November 1999, we amended our agreement with Stehlin to broaden the definition of licensed compounds to include certain analogues of Orathecin. Under this amendment, we are required to seek commercial applications for Orathecin. Under the original agreement and amendment, we were required to pay Stehlin approximately $9.6 million for research and must make cash royalty payments and cash or stock milestone payments to Stehlin as we develop and commercialize Orathecin. In accordance with these agreements, we have paid Stehlin all of the $9.6 million required for research.  During the year ended December 31, 2004, we filed a New Drug Application (“NDA”) for Orathecin with the FDA. This triggered a required milestone payment to Stehlin of $500,000. We made the milestone payment through the issuance of 63,969 shares of unregistered common stock, which was calculated based on the average trading price of our stock during the 30-day period preceding the payment date. There were no payments to Stehlin during the years ended December 31, 2006 or 2005.

10. Convertible Debt Financing Transactions

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

In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million, to the same holders of our outstanding February Notes. The June Notes were payable in four equal quarterly installments which began March 31,

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Convertible Debt Financing Transactions (Continued)

2004, and accrued interest at a rate of 4% per year. Pursuant to the terms of the June Notes, the note holders could elect to convert, at any time prior to maturity, their June Notes into shares of our common stock at a fixed price $6.36, which was calculated based on the trading prices of our common stock for the twenty trading days after issuance of the June Notes.

Concurrent with the issuance of the June Notes, we restructured our outstanding February Notes.  Pursuant to the restructuring, the holders of the February Notes converted half of the principal amount into shares of our common stock at the fixed conversion price of $4.25, thereby causing the remaining $10,625,000 principal amount of the outstanding February Notes to have a final maturity date of February 26, 2004. The remaining February Notes were amended to remove the feature permitting the holders to exchange such notes into the AVI Shares at an exchange price of $5.00, and to remove our ability to use the AVI Shares valued at market at the time of repayment to repay the outstanding principal amount. However, in connection with this issuance of the June Notes and the restructuring of the February Notes, we issued to the note holders warrants to purchase the 2,634,211 AVI Shares at an exercise price of $5.00 per share. The warrants represented a derivative under SFAS 133 that must be recorded at fair value. Changes in the fair value of the derivative are recognized in earnings. During years ended December 31, 2006, 2005, and 2004, we recorded changes in the value of this derivative of $1,817,000, $(211,000), and $3,898,000, respectively.

During the year ended December 31, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder.  We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received. The warrants to acquire the AVI Shares for $5.00 per share expired on December 31, 2006.

In connection with the issuance of the warrants to acquire the AVI Shares, we pledged the AVI Shares into a collateral account. The fair value of the AVI Shares is included in the accompanying consolidated balance sheet under non-current Restricted cash and investments.  We also hold an additional 50,000 shares of AVI, which are included in the accompanying balance sheets in Investment in stock of related parties. We continue to hold all of the remaining pledged and unpledged AVI Shares and reflect temporary changes in those share values in accumulated other comprehensive loss. During 2004 we recorded a write-down of $7,851,000 related to an other than temporary decline in the value of our investment in AVI. We had no such write downs in 2005 or 2006.

In connection with the February and June convertible note transactions, we recorded prepaid financing costs related to the placement agent fees, legal fees, and other cost associated with the transactions. During the year ended December 31, 2004, we recorded amortization of the prepaid financing costs totaling $1,811,000 to interest expense. All prepaid financing costs had been fully amortized at December 31, 2004, and no expenses were recorded during the years ended December 31, 2005 and 2006.

Also in connection with the February and June convertible note transactions, we recorded deemed discounts on the convertible debt. During the year ended December 31, 2004, we recorded amortization of the deemed discount on convertible debt of $12,657,000. The deemed discount on convertible debt was fully amortized at December 31, 2004, and no expenses were recorded during the years ended December 31, 2005 and 2006.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions

EuroGen Pharmaceuticals Ltd.

In September 2001, we entered into a Supply and Distribution Agreement with EuroGen, a company incorporated and registered in England and Wales. Under the agreement, we granted EuroGen the exclusive European and South African rights to promote and sell certain of our existing generic and other products or compounds. The agreement also establishes a process for granting EuroGen rights to sell additional products in Europe and South Africa, subject to our compliance with our other existing licensing and distribution arrangements. After complying with these existing obligations, we will be required to offer EuroGen the option to obtain European and South African rights to our future products. EuroGen will seek and pay for all necessary regulatory approvals and authorizations necessary for the commercial sale of the products in the territories where they market and sell the products. In December 2002, we became 95% owners of EuroGen. The remaining 5% is owned by the former President and CEO of EuroGen.  The results of EuroGen are included in our consolidated operations.

KineMed, Inc.

In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc. (“KineMed”), a start-up biotech company. In March 2003, we made an additional equity investment of $30,000 to acquire an additional 15,000 shares. The president and chief executive officer of KineMed is a former director of SuperGen. Our current president and chief executive officer is a member of the board of directors of KineMed. We accounted for this investment under the cost method as our ownership was less than 20% of KineMed’s outstanding shares. During 2005, we determined that the value of this investment was impaired due to the uncertain viability of KineMed as a going concern. As a result, the entire cost of the investment of $180,000 was charged to Selling, general, and administrative expense in 2005.

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

In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Related Party Transactions (Continued)

investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI’s oncology compounds and an option to acquire up to 1,665,478 shares of AVI’s common stock, subject to anti-dilution provisions, for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI’s common stock exceeds the option exercise price. We have accounted for the investment in AVI under the cost method as our ownership is less than 20% of AVI’s outstanding shares and is classified as available-for-sale. No value has been ascribed to the option as neither of the measurements have been achieved as of December 31, 2006.

Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. In 2003 and 2002, we recorded $144,000 and $421,000, respectively, in research and development expenses for Avicine. At December 31, 2006 and 2005, the sum of these expenses, or $565,000, was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

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

Other

At December 31, 2006, we owned 10% of a privately-held company performing research and development work almost exclusively for SuperGen as well as selling SuperGen certain research supplies. The president of this company and our former president and chief executive officer and board member through 2004 are currently partners in a new business enterprise. We paid this company $150,000 in 2004 for services and supplies. There were no payments to this company in 2005 or 2006. We carry our investment in this company at no value.

At December 31, 2006 and 2005, we have $31,000, and $52,000, respectively, in receivables due from related parties. The receivables consist of advances or loans to employees.

12. Commitments and Contingencies

We lease our primary administrative facility under a 10 year non-cancellable operating lease, which may be renewed for an additional five-year period. The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $2.6 million in certificates of deposit. The certificates of deposit are included in the balance sheet under Restricted cash and investments. Upon

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination.

We were also leasing additional office space in a building adjacent to our laboratory facility under two leases which both terminated in June 2006. Both spaces were subleased under non-cancellable leases which terminated at the same time as the master lease.

Future minimum rentals under all operating leases with terms greater than one year are as follows (in thousands):

Minimum rental obligations
Year ending December 31,
2007	$2,266
2008	2,304
2009	2,348
2010	2,166
2011 and thereafter	—
$9,084

Rent expense was $2,077,000 in 2006, $2,014,000 in 2005, and $2,034,000 in 2004. These amounts were net of sublease income of $146,000 in 2006, $326,000 in 2005, and $323,000 in 2004.

As noted in Note 6 above, we will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones.

We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2006.

We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. No such payments were required as of December 31, 2006.

13. Income Taxes

For financial reporting purposes, our net loss included the following components (in thousands):

	Year ended December 31,
	2006	2005	2004
Pre-tax Loss:
United States	$(14,396)	$(11,312)	$(44,591)
Foreign	(1,516)	(3,170)	(2,269)
	$(15,912)	$(14,482)	$(46,860)

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

Income tax expense for the year ended December 31, 2006 consisted of the following components (in thousands):

Current:
Federal	$427
State	148
Total current	575
Deferred	—
Total provision for income taxes	$575

No income tax expense was recorded for the years ended December 31, 2005 and 2004.

The difference between the income tax benefit and the amount computed by applying the federal statutory income tax rate to loss from continuing operations before income taxes for the year ended December 31, 2006 is as follows (in thousands):

Income tax benefit at federal statutory rate	$(5,535)
State taxes (net of Federal)	516
Unbenefitted foreign losses	531
In-process research and development	5,711
Non-deductible deferred compensation	423
Credits	(920)
Other	65
Change in valuation allowance	(216)
Total	$575

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$108,533	$112,547
Purchased in-process technology	4,583	5,761
Research and development credit carryforwards	13,398	9,619
Capitalized research and development	4,572	6,123
Investments	6,013	9,290
Deferred revenue	4,712	—
Other	3,528	1,686
	145,339	145,026
Valuation allowance	(145,339)	(145,026)
Net Deferred Tax Assets	$—	$—

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $313,000 during 2006, $6,964,000 during 2005, and by $23,200,000 during 2004. Approximately $7,230,000 of the valuation allowance for deferred tax assets relates to excess tax benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

As of December 31, 2006 we have net operating loss carryforwards for federal income tax purposes of approximately $288,954,000 which expire in the years 2011 through 2026, and federal research and development credit carryforwards of approximately $8,030,000, which expire in the years 2008 through 2026.

As of December 31, 2006, we also have net operating loss carryforwards for state income tax purposes of approximately $139,960,000, which expire in various years through 2026, research and development tax credits of approximately $7,595,000, which do not expire, and California manufacturer’s investment credit of approximately $4,500, which expires in the year 2007.

Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

14. Employee Benefit Plans

401(k) Profit Sharing Plan

We have adopted a 401(k) Profit Sharing Plan (the “401(k) Plan”) for all eligible employees with a minimum of two months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched by the Company, up to 3% of each participant’s annual compensation. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $206,000 in 2006, $212,000 in 2005, and $222,000 in 2004.

Employee Stock Purchase Plan

In 1998 we established the 1998 Employee Stock Purchase Plan (“ESPP”), and a total of 500,000 shares of Common Stock are reserved for issuance under the plan. Employees participating in the ESPP are granted the right to purchase shares of common stock at a price per share that is the lower of 85% of the fair market value of a share of Common Stock on the first day of an offering period, or 85% of the fair market value of a share of Common Stock on the last day of that offering period.

In 2006, we issued 21,938 and 23,101 shares through the ESPP at $3.93 and $3.77, respectively. In 2005, we issued 26,980 and 24,580 shares through the ESPP at $3.98 and $3.95, respectively. In 2004, we issued 31,685 and 29,372 shares through the ESPP at $6.15 and $5.00, respectively. As of December 31, 2006, 82,214 shares are reserved for future issuance under the ESPP.

SUPERGEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (Unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2006
Net product revenue	$2,884	$3,984	$2,228	$467
Cost of product revenue	548	847	482	126
Net income (loss)	(12,188)	4,343	(2,318)	(6,323)
Basic and diluted net income (loss) per share	(0.24)	0.08	(0.04)	(0.11)
2005
Net product revenue	$1,015	$3,625	$5,457	$5,963
Cost of product revenue	300	700	736	1,315
Net loss	(6,903)	(1,888)	(2,078)	(3,613)
Basic and diluted net loss per share	(0.13)	(0.04)	(0.04)	(0.07)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ JAMES S.J. MANUSO	Chief Executive Officer, President and Director	March 16, 2007
(James S.J. Manuso)	(Principal Executive Officer)
/S/ MICHAEL MOLKENTIN	Chief Financial Officer	March 16, 2007
(Michael Molkentin)	(Principal Financial and Accounting Officer)
/S/ CHARLES CASAMENTO	Director	March 16, 2007
(Charles J. Casamento)
/S/ THOMAS V. GIRARDI	Director	March 16, 2007
(Thomas V. Girardi)
/S/ ALLAN R. GOLDBERG	Director	March 16, 2007
(Allan R. Goldberg)
/S/ WALTER J. LACK	Director	March 16, 2007
(Walter J. Lack)
/S/ MICHAEL D. YOUNG	Director	March 16, 2007
(Michael D. Young)

S-1