Form 10-Q
period 2007-03-31
SUPERGEN INC
filed 2007-05-10
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of May 4, 2007 was 57,394,890.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$74,394	$67,704
Accounts receivable, net	838	489
Development revenue receivable from MGI PHARMA, Inc.	29	29
Accounts receivable, Mayne Pharma	764	1,502
Inventories, net	253	223
Prepaid distribution and marketing rights	—	630
Prepaid expenses and other current assets	1,678	1,111
Total current assets	77,956	71,688
Marketable securities, non-current	152	179
Investment in stock of related parties	6,890	659
Due from related parties, non-current	5	31
Property, plant and equipment, net	3,716	3,752
Goodwill	731	731
Other intangibles, net	851	958
Restricted cash and investments, non-current	2,651	10,043
Other assets	5	5
Total assets	$92,957	$88,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,631	$5,202
Payable to AVI BioPharma, Inc.	565	565
Deferred gain on sale of products to Mayne Pharma	21,863	11,754
Deferred revenue	—	459
Accrued payroll and employee benefits	2,447	3,296
Total current liabilities	27,506	21,276
Deferred rent	912	938
Total liabilities	28,418	22,214
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 55,713,539 and 55,177,377 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	56	55
Additional paid in capital	432,400	429,147
Accumulated other comprehensive gain	704	1,922
Accumulated deficit	(368,621)	(365,292)
Total stockholders’ equity	64,539	65,832
Total liabilities and stockholders’ equity	$92,957	$88,046

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Net product revenue	$621	$2,884
Royalty revenue	3,794	—
Total revenues	4,415	2,884
Costs and operating expenses:
Cost of product revenue	221	548
Research and development	5,063	3,021
Selling, general, and administrative	3,575	6,493
Total costs and operating expenses	8,859	10,062
Loss from operations	(4,444)	(7,178)
Interest income	944	536
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	—	780
Foreign currency transaction gain	1	—
Change in valuation of derivatives	—	(6,326)
Loss before income tax	(3,499)	(12,188)
Income tax benefit	170	—
Net loss	$(3,329)	$(12,188)
Net loss per common share:
Basic and diluted net loss per comon share	$(0.06)	$(0.24)
Weighted average shares used in basic and diluted net loss per common share calculation	55,456	51,758

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(3,329)	$(12,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	247	156
Amortization of intangibles and distribution and marketing rights	737	96
Change in valuation of derivatives	—	6,326
Stock compensation expense	1,152	671
Gain on disposition of investment in AVI BioPharma stock	—	(780)
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	389	5,451
Inventories	(30)	119
Prepaid expenses and other assets	(567)	(389)
Due from related parties	26	—
Restricted cash and investments	(31)	(22)
Accounts payable and other liabilities	(3,446)	(714)
Deferred gain on sale of products to Mayne Pharma	(203)	—
Deferred revenue	(459)	—
Net cash provided by (used in) operating activities	(5,514)	(1,274)
Investing activities:
Sales or maturities of marketable securities	—	1,500
Purchases of property and equipment	(211)	(9)
Proceeds from sale of products to Mayne Pharma	10,312	—
Net cash provided by investing activities	10,101	1,491
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,103	541
Net cash provided by financing activities	2,103	541
Net increase in cash and cash equivalents	6,690	758
Cash and cash equivalents at beginning of period	67,704	47,664
Cash and cash equivalents at end of period	$74,394	$48,422

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2.   STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”).

Stock Option Plans.   We have 12,263,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our 2003 Stock Plan. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

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

We recognized $1,152,000 and $690,000, respectively, in stock based compensation expense for the three months ended March 31, 2007 and 2006. These amounts have been recorded in research and development expense or selling, general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three months ended
	March 31,
	2007	2006
Risk-free interest rate	4.59%	4.60%
Dividend yield	—	—
Expected volatility	60.76%	64.58%
Expected life (in years)	5.14	5.18
Forfeiture rate	9.63%	12.02%

A summary of the Company’s stock option activity as of March 31, 2007, and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	6,615,153	$8.75
Granted	1,563,524	5.07
Exercised	(174,135)	3.86
Forfeited	(65,908)	5.77
Expired	(333,064)	9.67
Balance at March 31, 2007	7,605,570	$8.09	6.60	$5,277,853
Vested or expected to vest at March 31, 2007	7,142,648	$8.18	6.47	$4,998,262
Exercisable at March 31, 2007	5,037,418	$8.93	5.45	$3,643,798

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $2.86. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2007 was $273,000 and the total amount of cash received from exercise of these options was $666,000.

As of March 31, 2007, there was $6,117,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.15 years. We expect approximately 2,105,530 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

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

The following is a summary of available-for-sale securities as of March 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$70,011	$9	$—	$70,020
Marketable equity securities	5,846	698	(2)	6,542
Total	$75,857	$707	$(2)	$76,562

The available-for-sale securities are classified on the balance sheet as of March 31, 2007 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$70,011	$9	$—	$70,020
Amounts included in investment in stock of related parties	5,722	668	—	6,390
Marketable securities, non-current	124	30	(2)	152
Total	$75,857	$707	$(2)	$76,562

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	March 31, 2007	December 31, 2006
Debt securities due in one year or less	$70,020	$64,031
Marketable equity securities	6,542	7,761
Total	$76,562	$71,792

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Work in process	$126	$126
Finished goods	127	97
Total	$253	$223

NOTE 5.   LICENSE AND STOCK PURCHASE AGREEMENTS WITH MGI PHARMA, INC.

In August 2004, we entered into a license agreement, which became effective on September 21, 2004, with MGI PHARMA, Inc., a Minnesota corporation (“MGI”) relating to Dacogen® (decitabine) for Injection, an anti-cancer therapeutic which has been approved by the United States Food Drug Administration (“FDA”) for the treatment of patients with myelodysplastic syndrome (“MDS”).

Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to 20% to 30% in royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI is acquired by an entity that is not deemed an “equivalent” pharmaceutical company or (ii) MGI becomes insolvent. None of the payments made pursuant to the agreement are refundable, except in the case of overpayment.

In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. During the three months ended March 31, 2007, we recorded royalty revenue of $3,794,000, relating to Dacogen sales for the fourth quarter of 2006.

In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America.

NOTE 6.   ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

On April 4, 2006, we completed our acquisition of Montigen Pharmaceuticals, Inc. (“Montigen”), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets include its research and development team, a proprietary drug discovery

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 6.   ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC. (Continued)

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

The acquisition of Montigen was accounted for as an acquisition of assets rather than as a business combination. The results of operations of Montigen since April 4, 2006 have been included in our consolidated financial statements and primarily consist of research and development expenses.

The values assigned to assembled workforce and CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $78,000 and $347,000, respectively at March 31, 2007.

The $22.0 million in future contingent regulatory milestone payments due to the Montigen stockholders will be recorded as additional acquired in-process research and development expense when paid.

Subsequent Event—Payment of First Milestone

The first Montigen compound began Phase I clinical trials in April 2007, triggering the first milestone payment to the former Montigen stockholders of $10.0 million, which was paid in shares of our common stock.

NOTE 7.   ASSET ACQUISITION AGREEMENT WITH MAYNE PHARMA

Sale of North American Product Rights

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

Purchase price per agreement	$21,095
Less:Mitomycin reduction	(1,140)
Supply holdback	(5,000)
Indemnification holdback	(1,000)
Net asset adjustment	(445)
Channel inventory adjustment	(115)
Initial cash proceeds	$13,395

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7.   ASSET ACQUISITION AGREEMENT WITH MAYNE PHARMA (Continued)

The supply holdback is being held by Mayne until we complete the qualification and deliver an FDA approved manufacturer of Nipent, and the execution of a commercial supply agreement between Mayne and the approved manufacturer. The indemnification holdback will be held by Mayne for 18 months to cover any potential claims.

In addition to the initial payment and holdbacks, we are entitled to receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. These annual deferred payments may be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change in control occurred as Mayne was acquired by Hospira. As a result, we received an accelerated milestone payment of $10,312,000 from Mayne.

In conjunction with the Asset Acquisition Agreement with Mayne, we also entered into certain related agreements including the following:

Transition Services Agreement—We have agreed to provide certain transition services to Mayne. This includes utilization of our sales and marketing personnel during a six month transition period, for which we are being reimbursed by Mayne. In addition, Mayne has agreed to provide certain transition services, without charge related to supporting approval of a specified manufacturer of Nipent in Europe. During the three months ended March 31, 2007, we billed $481,000 for services provided to Mayne, which has been recorded as a reduction of our selling, general and administrative operating expenses. The transition services period ended on February 21, 2007.

Supply Agreement—To support our European business, Mayne will provide us with a supply of Nipent indefinitely or until our potential sale of the European business to Mayne is finalized. During the three months ended March 31, 2007, there were no purchases of Nipent from Mayne.

We have a number of additional obligations under the Asset Acquisition Agreement, including the following:

Reimbursement of Costs for Alternate Supply—We are obligated to reimburse Mayne up to $1 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne’s specified facility. During the three months ended March 31, 2007, we recorded $232,000 for alternate supply cost reimbursements, and have paid $374,000 to date.

Development Plan Payments—We are obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision relates directly to the $5 million supply holdback noted above. During the three months ended March 31, 2007, we recorded $90,000 of costs related to this obligation.

Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the Supply Agreement noted above. Contract negotiations have not been completed on the new supply agreement and we believe there remains uncertainty around the amount of the price protection exposure. Once the supply agreement is negotiated we anticipate that we will have an appropriate basis to assess whether, and to what

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 7.   ASSET ACQUISITION AGREEMENT WITH MAYNE PHARMA (Continued)

extent, any price protection exposure exists, which will impact when we recognize the net gain on sale for this transaction.

Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. Since our employees were required to stay with the company and perform transition related services before they could collect their retention and severance, we accrued the retention and severance costs as they were earned. During the three months March 31, 2007, we recorded $187,000 of retention and severance costs, recorded in selling, general and administrative expenses. We recorded total retention and severance costs of $1,826,000 through the end of the transition services period, which ended on February 21, 2007.

From the initial cash proceeds from the agreement of $13,395,000 and the accelerated milestone payment of $10,312,000, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, and also deducted the reimbursement of alternative supply costs, resulting in a remaining net gain of $21,863,000 as of March 31, 2007. However, due to the uncertainty regarding the price protection exposure noted above, we have continued to defer the entire net gain as of March 31, 2007.

Due to the Company’s continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, the Company has reflected activities related to the Nipent and Surface Safe businesses in operating activities for all periods presented.

Subsequent Event—Sale of Remaining Worldwide Nipent Rights

On April 2, 2007, we closed an Asset Acquisition Agreement with Mayne, pursuant to which Mayne acquired the remaining worldwide rights to Nipent for a total consideration of $8 million, including approximately $3.75 million received upon the closing of the transaction. We also sold for additional consideration related Nipent inventory with the transaction. The balance of the purchase price includes $1.25 million of payments contingent on key events and the remaining $3 million is payable over a five-year period on the anniversary of the closing date.

NOTE 8.   NIPENT EUROPEAN MARKETING AND DISTRIBUTION RIGHTS

Pfizer Marketing Rights

In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent, our drug approved for marketing in the United States for hairy cell leukemia. We paid Pfizer $1,000,000 under this agreement and classified this amount in Prepaid distribution and marketing rights in the accompanying balance sheet. This amount was amortized over 31 months, the estimated life of the benefit period. Accumulated amortization was $806,000 at March 31, 2006, and was fully amortized at September 30, 2006.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 8.   NIPENT EUROPEAN MARKETING AND DISTRIBUTION RIGHTS (Continued)

Wyeth Distribution Rights

On June 1, 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the amended agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007. Under the amended agreement, distribution rights transitioned for most countries, except Spain and France, on December 1, 2006. Spain and France transitioned in February 2007.

During the transition period, we continued to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth has remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on Wyeth’s sales of Nipent. The net profit has been computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen may be adjusted by any Wyeth invoiced trade receivable that is overdue by 60 days or more. At the time distribution rights transferred, we repurchased any unsold inventory held by Wyeth with a shelf life greater than 12 months.

We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007.  This payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth.  We determined that Wyeth’s ability to collect from the end customer is reasonably assured. During the three months ended March 31, 2007, we recorded $257,000 of net profit from Wyeth, which was included in net product revenue.

NOTE 9.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase the 2,634,211 shares of AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represented a derivative under Statement of Financial Accounting Standards (“SFAS”) 133 that must be recorded at fair value. Changes in the fair value of the derivative have been recognized in earnings. During the three months ended March 31, 2006, we recorded a change in the value of this derivative of $6,326,000. There was no similar charge in the three months ended March 31, 2007 as the warrants expired on December 31, 2006.

During the three months ended March 31, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 9.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL (Continued)

In connection with the issuance of the warrants to acquire the AVI Shares, the AVI Shares had been pledged into a collateral account. At December 31, 2006, the fair value of the pledged 2,334,211 AVI Shares were included in the accompanying balance sheet under non-current Restricted cash and investments, with an additional 50,000 unrestricted shares of AVI included in Investment in stock of related parties. As noted above, the warrants expired on December 31, 2006, and the 2,334,211 pledged shares were released from the collateral account. At March 31, 2007, all 2,384,211 AVI Shares are included in Investment in stock of related parties. We reflect temporary changes in the value of those shares as part of accumulated other comprehensive gain or loss in stockholders’ equity.

NOTE 10.   COMPREHENSIVE LOSS

Comprehensive losses consisted primarily of the net income or loss and changes in unrealized gains or losses on investments. For the three months ended March 31, 2007 and 2006, total comprehensive losses amounted to $4,547,000 and $2,542,000, respectively.   We recorded unrealized losses on investments of $1,218,000 for the three months ended March 31, 2007 and unrealized gains on investments of $9,646,000 for the three months ended March 31, 2006.

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

The computation of diluted net loss per share for the three months ended March 31, 2007 and 2006 excludes the impact of the following (in thousands):

	March 31,
	2007	2006
Options to purchase common stock	7,606	6,368
Warrants to purchase common stock	4,596	6,725

NOTE 12.   INCOME TAXES

We have recorded a tax benefit of $170,000 for the three months ended March 31, 2007, based on the Company’s estimated effective tax rate for the year. The effective tax rate is based on the anticipated alternative minimum taxes and state income taxed that will be incurred in the current year. We recorded no tax benefit or provision for the three months ended March 31, 2006.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit, as described in FIN 48, as of March 31, 2007. Also, there are no accrued amounts for interest and penalties.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2007
(Unaudited)

NOTE 12.   INCOME TAXES (Continued)

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. Federal incomes taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2008.

NOTE 13.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We will be required to adopt SFAS No. 157 as of January 1, 2008. We are currently evaluating the impact of SFAS No. 157 and have not yet determined the effect on our earnings or financial position.

NOTE 14.   SUBSEQUENT EVENT—SALE OF PRODUCTS TO INTAS

On April 17, 2007, we sold the rights to anticancer agents mitomycin and paclitaxel to Intas Pharmaceuticals Ltd. for an aggregate purchase price of $1.2 million. We received $600,000 upon closing of the transaction, with the balance due at the time of product transfer later in the second quarter. We will also sell for additional consideration certain related inventory with the transaction.

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

Overview

We are a pharmaceutical company dedicated to the discovery, development and commercialization of therapies to treat patients with cancer. We have a number of Aurora-A and Tyrosine Kinase inhibitors and DNA methyltransferase pre-clinical products under development. In 2006, Dacogen received approval for marketing in the United States, Nipent and our commercial infrastructure was sold to Mayne Pharma, and we acquired a drug discovery and development company to complement our ongoing licensing efforts. These changes were implemented to mitigate the ongoing risk of competitive in-licensing and maximize the return on both existing resources and our incoming royalty and milestone revenue.

Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our past development efforts have been focused on the key compounds of Dacogen and Nipent.

Dacogen.   The FDA approved Dacogen for the treatment of patients with MDS in May 2006.

In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in our company and will pay up to $45.0 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20.0 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. During the three months ended March 31, 2007, we recorded royalty revenue of $3.8 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

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

Nipent.   Nipent is approved by the FDA and EMEA for the treatment of hairy cell leukemia. Nipent was marketed by us in the United States until August 2006, and distributed in Europe through March 2007.

On June 1, 2006, we entered into an amended and restated supply agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the amended agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007. Under the amended agreement, distribution rights transitioned for most countries, except Spain and France, on December 1, 2006. Spain and France transitioned in February 2007.

During the transition period, we shipped vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on Wyeth’s sales of Nipent. The net profit has been computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee (based on product cost) and less 5% distribution fee (based on net revenue). Recurring remittances to SuperGen may be adjusted by any Wyeth invoiced trade receivable that is overdue by 60 days or more. Based on discussions with Wyeth, we believe that Wyeth’s ability to collect these amounts is reasonably assured. On December 1, 2006, we repurchased most of the unsold European inventory held by Wyeth with a shelf life greater than 12 months, and repurchased the inventories for Spain and France in February 2007.

On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and SurfaceSafe cleaning system. Pursuant to the Asset Acquisition Agreement, we received cash proceeds of $13.4 million upon closing of the transaction. In addition to the initial payment and holdbacks, we had the right to receive annual deferred payments totaling $14.1 million over the next five years based on achievement of specific sales targets. These annual deferred payments may be accelerated under certain circumstances, including a change of control of Mayne. Such a change of control occurred in February 2007 when Mayne was acquired by Hospira, and we received $10.3 million of the deferred payments. We continued to maintain our commercial operations organization to support the sales and marketing of Nipent during the six-month transition period, which ended on February 21, 2007. We have been reimbursed by Mayne for all Nipent sales and marketing costs during the transition period, including employee salaries and overhead.

On April 2, 2007, we closed a transaction with Mayne, pursuant to which Mayne acquired the remaining worldwide rights to Nipent for a total consideration of $8 million, including approximately $3.75 million received upon the closing of the sale. We also sold for additional consideration related Nipent inventory with the transaction. The balance of the purchase price includes $1.25 million of payments contingent on key events and the remaining $3 million is payable over a five-year period on the anniversary of the closing date.

Montigen Acquisition.   In April 2006, we completed our acquisition of Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen’s assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family.

Pursuant to the terms of the merger agreement with Montigen, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. The first Montigen compound began Phase I clinical trials in April 2007, which triggered the first milestone payment to the former Montigen stockholders of $10.0 million paid in shares of our common stock.

To date, our product revenues have been limited and were derived primarily from sales of Nipent for the treatment of hairy cell leukemia, which was marketed in the United States until August 2006 and in Europe through March 2007. Most of our products are still in the development stage, and we will require substantial additional investments in research and development, clinical trials, regulatory and in sales and marketing activities to commercialize current and future product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $368.6 million through March 31, 2007, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2008.

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

Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2006 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”).

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

As of March 31, 2007, there was $6,117,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.15 years. We expect approximately 2,106,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Revenue Recognition

Our net product revenues have related principally to Nipent. We recognize sales revenue upon shipment and related transfer of title to customers, and when collectibility is reasonably assured.

Cash advance payments received in connection with distribution agreements, license agreements, or research grants are generally deferred and recognized ratably over the period of the respective agreements or until services are performed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of such cash advance payments received that have not been earned.

We accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which were amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $630,000 through the three months ended March 31, 2007 was reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth were deferred and were recognized as revenue (and related cost of revenue) when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we receive an additional amount of net profit based on Wyeth’s sales of Nipent. During the three months ended March 31, 2007, we received $257,000 of net profit, which was included in net product revenue.

MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. During the three month period ended March 31, 2007, we recorded royalty revenue of $3.8 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and a sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally.

We received initial cash proceeds from the Asset Acquisition Agreement with Mayne Pharma of $13,395,000. From the initial cash proceeds and the accelerated milestone payment of $10,312,000, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, and also deducted the reimbursement of alternative supply costs, resulting in a remaining net gain of $21,863,000. However, due to the uncertainty regarding the price protection exposure noted in Note 7, we have deferred the entire net gain as of March 31, 2007. We expect that Mayne and the new supplier will have completed negotiations on a commercial supply agreement by the end of the second quarter of 2007.

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

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006:

	Three months ended
	March 31,		Change
Revenues	2007	2006	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$621	$2,884	$(2,263)	(78.5)%
Royalty revenue	3,794	—	3,794	—

The decrease in net product revenue for the three months ended March 31, 2007 was due primarily to the sale of our North American rights to Nipent and Surface Safe to Mayne Pharma effective on August 22, 2006. Net product revenues in 2007 relate only to sales in Europe.

During the three months ended March 31, 2007, we recorded royalty revenue of $3,794,000 related to Dacogen sales for the fourth quarter of 2006. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. Dacogen was approved for sale by the FDA in May 2006.

	Three months ended
	March 31,		Change
Costs and operating expenses	2007	2006	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$221	$548	$(327)	(59.7)%
Research and development	5,063	3,021	2,042	67.6
Selling, general and administrative	3,575	6,493	(2,918)	(44.9)

The decline in cost of product revenue was due to the sale of our North American rights to Nipent and Surface Safe to Mayne Pharma effective on August 22, 2006.

The increase in research and development expenses was due to higher drug discovery research costs associated with the acquisition of Montigen facility in Salt Lake City, Utah in April 2006 and employee stock compensation costs recorded as a result of the implementation of SFAS 123R, offset by lower clinical research and supply costs related to Nipent.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2007 relates primarily to lower costs associated with sales and marketing programs due to the sale of Nipent and Surface Safe to Mayne in August 2006, offset by higher expenses relating to the recording of stock compensation expense as a result of the implementation of SFAS 123R.

	Three months ended
	March 31,		Change
Other income (expense)	2007	2006	Dollar	Percent
	(Dollars in thousands)
Interest income	$944	$536	$408	76.1%
Gain on disposition of AVI stock	—	780	(780)	(100.0)
Foreign currency transaction gain	1	—	1	—
Change in valuation of derivatives	—	(6,326)	(6,326)	(100.0)

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the three months ended March 31, 2007, compared to the same period in 2006.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. During the three months ended March 31, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price. We had no similar transaction during the three months ended March 31, 2007.

The warrants issued in the June 2003 convertible debt transaction represent a derivative instrument and are revalued each quarter using the Black-Scholes pricing model. During the first quarter of 2006, the value of this derivative had increased by $6,326,000, due to an increase in the market value of the underlying shares of AVI at March 31, 2006. The warrants expired on December 31, 2006, so there was no corresponding transaction during the three months ended March 31, 2007.

Liquidity and Capital Resources

Our cash, cash equivalents, and marketable securities totaled $74,546,000 at March 31, 2007 compared to $67,883,000 at December 31, 2006. In addition, we held 2,384,211 shares of registered stock of AVI, which had a market value of $6,390,000 at March 31, 2007. In connection with the issuance of the warrants to acquire the AVI Shares in 2003, the AVI Shares had been pledged into a collateral account. The warrants expired on December 31, 2006, and 2,334,211 pledged shares were released from the collateral account. At March 31, 2007, all 2,384,211 AVI Shares are included in Investment in stock of related parties.

Net cash used in operating activities was $5,514,000 in the first quarter of 2007, and consisted primarily of the net loss of $3,329,000 and a decrease in accounts payable and other liabilities of $3,446,000, offset by non-cash stock compensation expense of $1,152,000. Net cash used in operating activities was $1,274,000 in the first quarter of 2006, and consisted primarily of the net loss of $12,188,000, offset by an increase in the valuation of derivatives of $6,326,000 and a decrease in accounts receivable of $5,451,000.

Net cash provided by investing activities was $10,101,000 in the first quarter of 2007, and consisted primarily of the accelerated milestone payments from Mayne Pharma of $10,312,000 due to a change in control at Mayne. Net cash provided by investing activities was $1,491,000 in the first quarter of 2006, and related primarily to the proceeds of $1,500,000 from disposition of shares of AVI BioPharma as a result of the exercise of warrants.

Net cash provided by financing activities was $2,103,000 and $541,000 in the first quarter of 2007 and 2006, respectively, and both consisted of proceeds from the exercise of stock options or warrants.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2008. However, it is our intention to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired or licensed products and development activities resulting from the acquired research operation based in Salt Lake City, Utah.

In addition to the contractual obligations disclosed in Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2006, effective April 4, 2006, we have $22.0 million in future contingent regulatory milestone payments due to the Montigen stockholders, which would be payable in shares of SuperGen stock. The first portion of this milestone payment, for $10.0 million, was paid in shares of our common stock in April 2007, which will be recorded as additional acquired in-process research and development expense in the second quarter of 2007.

We believe that our need for additional funding will increase in the future and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.                        Controls And Procedures

(a)   Evaluation of disclosure controls and procedures.

As of March 31, 2007, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Except as noted below, there have been no changes in our internal control over financial reporting that occurred during this quarterly period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this quarter’s evaluation, our chief executive officer and our chief financial officer have concluded that due to the material weakness that was identified as of December 31, 2006, our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company determined that as of December 31, 2006 a material weakness existed in the Company’s ability to maintain effective internal controls over the application of generally accepted accounting principles (“GAAP”) to non-routine and complex transactions due to insufficient GAAP expertise commensurate with the Company’s financial reporting requirements. As a result of this material weakness, errors were identified in the following two areas: (1) In connection with its periodic assessment of goodwill for impairment, the Company inappropriately evaluated goodwill for impairment below the reporting unit level, and (2) The Company did not determine whether the computations in the reports used to record compensation cost for share based payments appropriately applied the estimated forfeiture rate such that compensation cost recognized for the year ended December 31, 2006 was at least equal to the portion of the grant-date value of the awards that were vested at that date. As a result, adjustments to correct the identified errors were recorded in the consolidated financial statements for the year ended December 31, 2006 related to goodwill, additional paid in capital, and costs and operating expenses.

Remediation Efforts Related to Material Weakness in Internal Control Over Financial Reporting

In response to the material weakness in internal controls described above, we have taken steps to improve our ability to maintain effective internal controls over the application of GAAP to non-routine and complex transactions to meet our financial reporting requirements. Specific measures we have begun to adopt include:

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

(b)   Changes in internal control over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Even though Dacogen has been approved in the United States and even if it receives regulatory approval in Europe at a future date, patients and physicians may not readily accept it, which would result in lower than projected sales and cause substantial harm to our business through the receipt of lower royalty revenue from MGI. In addition, pursuant to our license agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain commercialization milestones. If these commercialization milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

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

In July 2006, MGI announced that it had sublicensed Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen sales globally. Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. However, if Dacogen is never approved in Europe, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and our business will be harmed.

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

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne Pharma in August 2006 and we recently sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $368.6 million from inception through March 31, 2007, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2008 and may never achieve profitability.

Whether we achieve profitability depends primarily on the following factors:

•       the successful commercialization of Dacogen in North America by MGI;

•       obtaining regulatory approval in Europe and the successful commercialization of Dacogen outside of North America by the Janssen-Cilag companies;

•       delays in production of Dacogen or inadequate commercial sales of other products, after regulatory approvals have been received;

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

•       our ability to control costs and expenses associated with manufacturing, distributing and selling our products, as well as general and administrative costs related to conducting our business; and

•       costs and expenses associated with entering into licensing and other collaborative agreements.

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

We will continue to spend substantial resources on expanding our product pipeline, selling and distributing future products, and conducting research and development, including clinical trials for our product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2008. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

Our collaborative relationship with MGI may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

In addition to raising money by selling our equity securities to MGI in connection with the license agreement, we also expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because we are unable to secure regulatory approval of Dacogen in Europe or Asia or due to MGI’s or Janssen-Cilag’s inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will continue to receive these payments, and we cannot be assured that MGI will expend the resources to expand sales of Dacogen in North America, or that the Janssen-Cilag companies will expend the resources to sell it in Europe and elsewhere, or that either company be successful in doing so.

Our equity investment in AVI exposes us to equity price risk and any impairment charge would affect our results of operations.

Our investments are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders’ equity. However, we are exposed to equity price risk on our equity investment in AVI. Currently we own 2,384,211 shares of AVI. During the year ended December 31, 2004, we recorded a write-down of $7.9 million related to an other than temporary decline in the value of our equity investment in AVI, resulting in a reduction of our cost basis in the AVI shares. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of June 30, 2004, the AVI shares had been trading below our original cost basis for more than six months. Since there was no compelling evidence to the contrary, we recorded the impairment charge of $7.9 million in our results of operations. The amount of the charge was based on the difference between the market price of the shares as of June 30, 2004 and our adjusted cost basis. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

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

Our clinical trials must be conducted in accordance with the FDA’s regulations and are subject to continuous oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource certain aspects of our research and development activities to contract research organizations (“CROs”). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice (“GCP”) regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practices (“GMPs”), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have acquired licenses to or assignments of over 65 U.S. patents covering various aspects of our proprietary drugs and technologies, including 41 patents for various aspects of Orathecin and related products, six patents for various aspects of Dacogen and related products. We have been granted patents and have received patent licenses relating to our proprietary formulation technology, non-oncology and non-core technologies, among which at least 10 patents are issued or licensed to us. In addition, we are prosecuting a number of patent applications for drug candidates that we are not actively developing at this time.

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

SUPERGEN, INC.
Date:	May 10, 2007	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer (Principal Financial and Accounting Officer)