Form 10-Q
period 2007-06-30
SUPERGEN INC
filed 2007-08-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of August 1, 2007 was 57,478,163.

SUPERGEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$77,764	$67,704
Marketable securities	1,499	—
Accounts receivable, net	257	489
Development revenue receivable from MGI PHARMA, Inc.	29	29
Accounts receivable from Mayne Pharma	91	1,502
Inventories, net	—	223
Prepaid distribution and marketing rights	—	630
Prepaid expenses and other current assets	1,515	1,111
Total current assets	81,155	71,688
Marketable securities, non-current	7,293	179
Investment in stock of related parties	—	659
Property, plant and equipment, net	3,861	3,752
Goodwill	731	731
Other intangibles, net	745	958
Restricted cash and investments, non-current	2,683	10,043
Other assets	8	36
Total assets	$96,476	$88,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,033	$5,202
Payable to AVI BioPharma, Inc.	565	565
Deferred gain on sale of products to Mayne Pharma	907	11,754
Deferred revenue	—	459
Accrued payroll and employee benefits	1,608	3,296
Total current liabilities	7,113	21,276
Deferred rent	896	938
Total liabilities	8,009	22,214
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,473,573 and 55,177,377 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	57	55
Additional paid in capital	445,000	429,147
Accumulated other comprehensive income	954	1,922
Accumulated deficit	(357,544)	(365,292)
Total stockholders’ equity	88,467	65,832
Total liabilities and stockholders’ equity	$96,476	$88,046

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Net product revenue	$—	$3,984	$621	$6,868
Development and license revenue from MGI PHARMA, Inc.	—	20,000	—	20,000
Royalty revenue	4,619	—	8,413	—
Total revenues	4,619	23,984	9,034	26,868
Costs and operating expenses:
Cost of product revenue	—	847	221	1,395
Research and development	5,953	3,837	11,015	6,858
Selling, general, and administrative	3,697	6,066	7,273	12,559
Acquired in-process research and development	9,967	16,318	9,967	16,318
Gain on sale of products	(25,849)	—	(25,849)	—
Total costs and operating expenses	(6,232)	27,068	2,627	37,130
Income (loss) from operations	10,851	(3,084)	6,407	(10,262)
Interest income	1,040	462	1,984	998
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	—	—	—	780
Other income	19	—	20	—
Change in valuation of derivatives	—	7,000	—	674
Income (loss) before income tax	11,910	4,378	8,411	(7,810)
Income tax provision	(833)	(35)	(663)	(35)
Net income (loss)	$11,077	$4,343	$7,748	$(7,845)
Net income (loss) per common share:
Basic	$0.19	$0.08	$0.14	$(0.15)
Diluted	$0.19	$0.08	$0.14	$(0.15)
Weighted average shares outstanding:
Basic	57,010	53,187	56,237	52,477
Diluted	58,143	53,671	57,087	52,477

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net income (loss)	$7,748	$(7,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	482	368
Amortization of intangibles and distribution and marketing rights	843	509
Change in valuation of derivatives	—	(674)
Stock compensation expense	2,258	1,474
Gain on disposition of investment in AVI BioPharma stock	—	(780)
Cash paid for distribution and marketing rights	—	(2,100)
Recognition of gain on sale of products	(14,324)	—
Acquired in-process research and development	9,967	16,318
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	1,643	3,212
Inventories	223	632
Prepaid expenses and other assets	(376)	(351)
Restricted cash and investments	(63)	(44)
Accounts payable and other liabilities	(2,899)	(1,678)
Deferred gain on sale of products	(10,847)	—
Deferred revenue	(459)	504
Net cash provided by (used in) operating activities	(5,804)	9,545
Investing activities:
Purchases of marketable securities	(1,499)	—
Maturities of marketable securities	—	1,500
Purchases of property and equipment	(591)	(272)
Proceeds from sale of products	14,324	—
Acquisition of Montigen net assets, net of cash acquired	—	(8,693)
Net cash provided by (used in) investing activities	12,234	(7,465)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,630	677
Net cash provided by financing activities	3,630	677
Net increase in cash and cash equivalents	10,060	2,757
Cash and cash equivalents at beginning of period	67,704	47,664
Cash and cash equivalents at end of period	$77,764	$50,421
Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$9,967	$8,947

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. (“we,” “SuperGen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances in the Company’s 2006 condensed consolidated financial statements have been reclassified to conform to the presentation in 2007.

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

Employee Stock Purchase Plan.   We also have an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2007 and is scheduled to end on November 14, 2007. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

We recognized $1,106,000 and $754,000, respectively, in stock based compensation expense for the three months ended June 30, 2007 and 2006. We recognized $2,258,000 and $1,444,000, respectively, in stock based compensation expense for the six months ended June 30, 2007 and 2006. These amounts have been recorded in research and development expense or selling, general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 2.   STOCK-BASED COMPENSATION (Continued)

The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.99%	4.95%	4.68%	4.74%
Dividend yield	—	—	—	—
Expected volatility	62.12%	68.26%	61.06%	66.0%
Expected life (in years)	5.51	5.18	5.22	5.18
Forfeiture rate	9.63%	12.02%	9.63%	12.02%

A summary of the Company’s stock option activity as of June 30, 2007, and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	6,615,153	$8.75
Granted	2,040,144	5.34
Exercised	(252,236)	3.87
Forfeited	(113,057)	5.38
Expired	(467,580)	10.40
Balance at June 30, 2007	7,822,424	$7.97	6.71	$3,696,566
Vested or expected to vest at June 30, 2007	7,300,387	$8.06	6.57	$3,543,805
Exercisable at June 30, 2007	5,124,895	$8.71	5.61	$2,882,109

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $3.04. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2007 was $476,000 and the total amount of cash received from exercise of these options was $970,000.

As of June 30, 2007, there was $6,427,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.16 years. We expect approximately 2,175,492 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 3.   CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

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

The following is a summary of available-for-sale securities as of June 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$73,184	$8	$—	$73,192
Debt securities issued by U.S. government agencies	1,500	—	(1)	1,499
Marketable equity securities	5,846	954	(7)	6,793
Total	$80,530	$962	$(8)	$81,484

The available-for-sale securities are classified on the balance sheet as of June 30, 2007 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$73,184	$8	$—	$73,192
Marketable securities, current	1,500	—	(1)	1,499
Marketable securities, non-current	5,846	954	(7)	6,793
Total	$80,530	$962	$(8)	$81,484

Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	June 30, 2007	December 31, 2006
Debt securities due in one year or less	$74,691	$64,031
Marketable equity securities	6,793	7,761
Total	$81,484	$71,792

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 4.   INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Work in process	—	$126
Finished goods	—	97
Total	—	$223

NOTE 5.   LICENSE AND STOCK PURCHASE AGREEMENTS WITH MGI PHARMA, INC.

In August 2004, we entered into a license agreement, which became effective on September 21, 2004, with MGI PHARMA, Inc., a Minnesota corporation (“MGI”)  relating to Dacogen® (decitabine) for Injection, an anti-cancer therapeutic which has been approved by the United States Food and Drug Administration (“FDA”) for the treatment of patients with myelodysplastic syndrome (“MDS”).

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

MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. During the three and six months ended June 30, 2007, we recorded royalty revenue of $4,619,000 and $8,413,000, respectively. We did not recognize royalty revenue during the comparable periods in 2006.

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
JUNE 30, 2007
(Unaudited)

NOTE 6.   ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC. (Continued)

technology platform and optimization process, CLIMB™, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family.

Pursuant to the terms of the acquisition, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. We are required to pay the former Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10.0 million, which we paid through the issuance of 1,477,000 shares of our common stock. The calculation of the number of shares used for the payment was based on the average closing price of our stock on the five days preceding the payment. This payment has been recorded as additional acquired in-process research and development expense.

The acquisition of Montigen was accounted for as an acquisition of assets rather than as a business combination. The results of operations of Montigen since April 4, 2006 have been included in our consolidated financial statements and primarily consist of research and development expenses.

The values assigned to assembled workforce and CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $98,000 and $434,000, respectively, at June 30, 2007. The accumulated amortization of the assembled workforce and CLIMB technology was $20,000 and $87,000, respectively, at June 30, 2006.

The remaining $12.0 million in future contingent regulatory milestone payments that may become payable to the former Montigen stockholders will be recorded as additional acquired in-process research and development expense when the related milestones are achieved. These payments will be made in shares of our stock.

NOTE 7.   ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA

Sale of North American Rights

On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc. (“Mayne”), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13,395,000, which represented the purchase price per the asset acquisition agreement, reduced by a number of adjustments and holdbacks, as follows (in thousands):

Purchase price per agreement		$21,095
Less:	Mitomycin reduction	(1,140)
	Supply holdback	(5,000)
	Indemnification holdback	(1,000)
	Net asset adjustment	(445)
	Channel inventory adjustment	(115)
Initial cash proceeds		$13,395

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7.   ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

The $5.0 million supply holdback is being retained by Mayne until the following three events occur: (1) the qualification of an FDA approved manufacturer of Nipent, (2) the execution of a commercial supply agreement between Mayne and the approved manufacturer, and (3) acceptance of the first delivery under the commercial supply agreement. The $1.0 million indemnification holdback will be retained by Mayne for 18 months to cover any potential claims.

In addition to the initial payment and holdbacks, we are entitled to receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. These annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change in control occurred when Mayne was acquired by Hospira, Inc.. As a result, we received an accelerated milestone payment of $10,312,000 from Mayne.

In conjunction with this transaction, we also entered into certain related agreements including the following:

Transition Services Agreement—We agreed to provide certain transition services to Mayne. This included utilization of our sales and marketing personnel during a six month transition period, for which we were reimbursed by Mayne. In addition, Mayne agreed to provide certain transition services, without charge related to supporting approval of a specified manufacturer of Nipent in Europe. During the three months ended March 31, 2007, we billed $481,000 for services provided to Mayne, which was recorded as a reduction of our selling, general and administrative operating expenses. The transition services period ended on February 21, 2007.

Supply Agreement—To support our European business, Mayne agreed to provide us with a supply of Nipent indefinitely or until the sale to Mayne of the remaining worldwide rights for Nipent was finalized. There were not any purchases of Nipent from Mayne during the six months ended June 30, 2007. The sale of the remaining worldwide rights to Mayne was completed on April 2, 2007.

We have a number of additional obligations under the asset acquisition agreement, including the following:

Reimbursement of Costs for Alternate Supply—We are obligated to reimburse Mayne up to $1 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne’s specified facility. During the six months ended June 30, 2007, we recorded $551,000 for alternate supply cost reimbursements, and have paid $693,000 to date, leaving a remaining obligation of $307,000.

Development Plan Payments—We are obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision relates directly to the $5 million supply holdback described above. During the six months ended June 30, 2007, we recorded $35,000 of costs related to this obligation, and have paid $485,000 to date.

Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the Supply Agreement described above.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7.   ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

Mayne has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the three year period to be $600,000 although no maximum amount is specified in the agreement. This amount is included in the total deferred gain in the accompanying balance sheet and will be paid to Mayne as the amounts are due.

Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. Since our employees were required to stay with the Company and perform transition related services before they could collect their retention and severance, we accrued the retention and severance costs as they were earned. During the six months June 30, 2007, we recorded $187,000 of retention and severance costs, recorded in selling, general and administrative expenses. We recorded total retention and severance costs of $1,826,000 through the end of the transition services period, which ended on February 21, 2007.

Sale of Remaining Worldwide Rights

On April 2, 2007, we closed another transaction with Mayne completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3,750,000 as a condition of the closing, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The holdbacks consist of a $1.0 million supply holdback, which is related to the North American $5.0 million supply holdback, and a $250,000 indemnification holdback that will be retained by Mayne for 18 months.

Recognition of Gain on Sale

From the initial cash proceeds from the North American transaction of $13,395,000, the accelerated milestone payment of $10,312,000, and $4,012,000 in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and have deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24,601,000, which has been recognized during the quarter ended June 30, 2007. The gain recognized during the current quarter included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain of $907,000 at June 30, 2007 consists of $307,000 in remaining obligations related to Mayne’s alternative supply reimbursement and $600,000 for estimated price protection exposure.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 7.   ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

Due to the Company’s determination that the Nipent operations sold to Mayne did not represent a separate component of the Company and the Company’s continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, the Company has reflected activities related to the Nipent and Surface Safe businesses in operating activities for all periods presented.

NOTE 8.   NIPENT EUROPEAN MARKETING AND DISTRIBUTION RIGHTS

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

During the transition period, we continued to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the “net profit,” based on Wyeth’s sales of Nipent. The net profit was computed as Wyeth’s invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen could be adjusted by any Wyeth invoiced trade receivable that were overdue by 60 days or more. At the time distribution rights transferred, we repurchased any unsold inventory held by Wyeth with a shelf life greater than 12 months.

We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007. This payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. We determined that Wyeth’s ability to collect from the end customer is reasonably assured. During the six months ended June 30, 2007, we recorded $257,000 of net profit from Wyeth, which was included in net product revenue.

NOTE 9.   SALE OF PRODUCTS TO INTAS

In April 2007, we sold the rights to anticancer agents mitomycin and paclitaxel to Intas Pharmaceuticals Ltd. for an aggregate purchase price of $1.2 million. We also sold related inventory with the transaction for $146,000. In May 2007, we sold the rights to generic etoposide to Intas for $70,000. After deducting inventory costs and other fees, we recognized a net gain of $1,248,000 during the three months ended June 30, 2007 relating to the sale of these non-core assets.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 10.   CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes (“June Notes”) in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase the 2,634,211 shares of AVI BioPharma, Inc. that we own (“AVI Shares”) at an exercise price of $5.00 per share. The warrants represented a derivative under Statement of Financial Accounting Standards (“SFAS”) 133 that must be recorded at fair value. Changes in the fair value of the derivative have been recognized in earnings. During the three and six months ended June 30, 2006, we recorded changes in the value of this derivative of $7,000,000 and $674,000, respectively. There were no similar charges in the three and six months ended June 30, 2007 as the warrants expired on December 31, 2006.

During the six months ended June 30, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received.

In connection with the issuance of the warrants to acquire the AVI Shares, the AVI Shares had been pledged into a collateral account. At December 31, 2006, the fair value of the pledged 2,334,211 AVI Shares were included in the accompanying balance sheet under non-current Restricted cash and investments, with an additional 50,000 unrestricted shares of AVI included in Investment in stock of related parties. As noted above, the warrants expired on December 31, 2006, and the 2,334,211 pledged shares were released from the collateral account. At June 30, 2007, all 2,384,211 AVI Shares are included in Marketable securities, non-current. We reflect temporary changes in the value of those shares as part of accumulated other comprehensive income or loss in stockholders’ equity.

NOTE 11.   COMPREHENSIVE INCOME/LOSS

Comprehensive income or loss consists primarily of the net income or loss and changes in unrealized gains or losses on investments. For the three months ended June 30, 2007, total comprehensive income amounted to $11,326,000, compared to a comprehensive loss of $4,804,000 for the three months ended June 30, 2006. We recorded unrealized gains on investments of $249,000 for the three months ended June 30, 2007 compared to unrealized losses on investments of $9,147,000 for the three months ended June 30, 2006.

For the six months ended June 30, 2007, total comprehensive income amounted to $6,779,000, compared to a comprehensive loss of $7,346,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, we recorded unrealized losses on investments of $968,000, compared to $499,000 in unrealized gains for the six months ended June 30, 2006.

NOTE 12.   BASIC AND DILUTED EARNINGS/LOSS PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period and dilutive potential common

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 12.   BASIC AND DILUTED EARNINGS/LOSS PER SHARE (Continued)

shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding used in calculation of basic earnings per share	57,010	53,187	56,237	52,477
Dilutive stock options and warrants	1,133	484	850	—
Weighted-average common shares outstanding used in calculation of diluted earnings per share	58,143	53,671	57,087	52,477
Outstanding stock options and warrants not included in dilutive net income (loss) per share as they had an antidilutive effect	6,167	10,248	6,785	13,334

NOTE 13.   INCOME TAXES

We have recorded a tax provision of $833,000 for the three months ended June 30, 2007, and $663,000 for the six months ended June 30, 2007, based on the Company’s estimated effective tax rate for the year. The effective tax rate is based on the anticipated alternative minimum taxes and state income taxes that will be incurred in the current year. We recorded a comparable tax provision of $35,000 for the three and six months ended June 30, 2006.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit, as described in FIN 48, as of June 30, 2007. Also, there are no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. Federal incomes taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2008.

SUPERGEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2007
(Unaudited)

NOTE 14.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 specifies the timing of expense recognition for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for the Company in the first quarter of fiscal 2008. We are currently evaluating the impact of EITF 07-03 and have not yet determined the effect on our financial position or results of operations.

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

Overview

We are a pharmaceutical company dedicated to the discovery, rapid development and commercialization of therapies to treat patients with cancer. We have a number of Aurora-A and Tyrosine Kinase inhibitors and DNA methyltransferase pre-clinical products under development. In 2006, Dacogen received approval for marketing in the United States, during 2006 and 2007 we sold the North American and remaining worldwide rights to Nipent to Mayne Pharma, and we acquired a drug discovery and development company to complement our ongoing licensing efforts. These changes were implemented to mitigate the ongoing risk of competitive in-licensing and to maximize the return on both existing resources and our incoming royalty and milestone revenue.

Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our past development efforts have been focused on the key compounds of Dacogen and Nipent.

Dacogen.   Dacogen is approved by the FDA for the treatment of patients with MDS.

In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in our company and will pay up to $45.0 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20.0 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. During the six months ended June 30, 2007, we recorded royalty revenue of $8.4 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside

North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

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

On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and our SurfaceSafe cleaning system. Pursuant to the Asset Acquisition Agreement, we received cash proceeds of $13.4 million upon closing of the transaction. In addition to the initial payment and holdbacks, we had the right to receive annual deferred payments totaling $14.1 million over the following five years based on achievement of specific sales targets. These annual deferred payments may be accelerated under certain circumstances, including a change of control of Mayne. Such a change of control occurred in February 2007 when Mayne was acquired by Hospira, and we received $10.3 million of the deferred payments. We continued to maintain our commercial operations organization to support the sales and marketing of Nipent during the six-month transition period, which ended on February 21, 2007. We have been reimbursed by Mayne for all Nipent sales and marketing costs during the transition period, including employee salaries and overhead.

On April 2, 2007, we closed another transaction with Mayne completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3,750,000 as a condition of the closing, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million that will be received when certain contractual conditions are met.

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

Pursuant to the terms of the merger agreement with Montigen, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. We will pay the Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. The first Montigen compound was cleared in April 2007 by the FDA to begin Phase I clinical trials, which triggered the first milestone payment to the former Montigen stockholders of $10.0 million paid in shares of our common stock.

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

As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $357.5 million through June 30, 2007, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2008.

Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI’s success in selling Dacogen, the launch of new products and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

As of June 30, 2007, there was $6,427,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.16 years. We expect approximately 2,175,492 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Revenue and Gain Recognition

Our net product revenues have related principally to Nipent. We recognized sales revenue upon shipment and related transfer of title to customers, and when collectibility is reasonably assured.

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

We accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which were amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $630,000 through the six months ended June 30, 2007 was reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth were deferred and were recognized as revenue (and related cost of revenue) when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we received an additional amount of net profit based on Wyeth’s sales of Nipent. During the six months ended June 30, 2007, we received $257,000 of net profit, which was included in net product revenue.

MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the six month period ended June 30, 2007, we recorded royalty revenue of $8.4 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and a sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally.

We received initial cash proceeds from the North American transaction with Mayne Pharma of $13,395,000. From the initial cash proceeds from the agreement of $13,395,000, the accelerated milestone payment of $10,312,000, and $4,012,000 in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and have deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24,601,000, which has been recognized during the quarter ended June 30, 2007. The gain recognized during the current quarter included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain of $907,000 at June 30, 2007 consists of $307,000 in remaining obligations toward the Mayne’s alternative supply reimbursement and $600,000 for potential price protection exposure.

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

Valuation of Investments in Financial Instruments

Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders’ equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities, are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations.

Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment may have unique market or development opportunities.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

	Three months ended June 30,		Change
Revenues	2007	2006	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$—	$3,984	$(3,984)	(100.0)%
Development and license revenue from MGI PHARMA	—	20,000	(20,000)	(100.0)
Royalty revenue	4,619	—	4,619	—

The decrease in net product revenue for the three months ended June 30, 2007 was due primarily to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma.

In accordance with our license agreement with MGI PHARMA, MGI is required to pay certain milestone payments upon achievement, and royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the three months ended June 30, 2007, we recorded royalty revenue of $4,619,000 related to Dacogen sales as reported by MGI for the first quarter of 2007. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. Dacogen was approved for sale by the FDA in May 2006, which resulted in a $20.0 milestone payment from MGI during the three months ended June 30, 2006.

	Three months ended June 30,		Change
Costs and operating expenses	2007	2006	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$—	$847	$(847)	(100.0)%
Research and development	5,953	3,837	2,116	55.1
Selling, general and administrative	3,697	6,066	(2,369)	(39.1)
Acquired in-process research and development	9,967	16,318	(6,351)	(38.9)
Gain on sale of products	(25,849)	—	(25,849)	—

The decline in cost of product revenue was primarily due to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma.

The increase in research and development expenses was due to higher drug discovery research costs associated with the acquisition of Montigen facility in Salt Lake City, Utah in April 2006 and clinical trial costs related to the initiation of Phase I studies for MP470, offset by lower clinical research and supply costs related to Nipent.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2007 relates primarily to lower costs associated with sales and marketing programs due to the sale of Nipent and Surface Safe to Mayne, offset by higher expenses relating to the recording of stock compensation expense and legal and accounting fees.

In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first milestone payment to the former Montigen stockholders of $9,967,000, which we paid through the issuance of 1,477,000 shares of our common stock, which was recorded as acquired in-process research and development expense in the three months ended June 30, 2007. Acquired in-process research and development expense of $16,318,000 recorded in the three months ended June 30, 2006 related to the valuation of our acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

Gain on sale of products recorded in the three months ended June 30, 2007 relates to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals.

	Three months ended June 30,		Change
Other income (expense)	2007	2006	Dollar	Percent
	(Dollars in thousands)
Interest income	$1,040	$462	$578	125.1%
Other income	19	—	19	—
Change in valuation of derivatives	—	7,000	(7,000)	(100.0)

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the three months ended June 30, 2007, compared to the same period in 2006.

The warrants issued in the June 2003 convertible debt transaction represented a derivative instrument and were revalued each quarter using the Black-Scholes pricing model. During the second quarter of 2006, the value of this derivative had declined by $7.0 million, due to an decrease in the market value of the underlying shares of AVI at June 30, 2006. The warrants expired on December 31, 2006, so there was no corresponding transaction during the second quarter of 2007.

Six months ended June 30, 2007 compared to three months ended June 30, 2006:

	Six months ended June 30,		Change
Revenues	2007	2006	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$621	$6,868	$(6,247)	(91.0)%
Development and license revenue from MGI PHARMA	—	20,000	(20,000)	(100.0)
Royalty revenue	8,413	—	8,413	—

The decrease in net product revenue for the six months ended June 30, 2007 was due primarily to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma. Net product revenues in 2007 relate only to sales in Europe through March 31, 2007.

During the six months ended June 30, 2007, we recorded royalty revenue of $8,413,000 related to Dacogen sales for the fourth quarter of 2006 and first quarter of 2007. MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. Dacogen was approved for sale by the FDA in May 2006, which resulted in a $20.0 milestone payment from MGI during the six months ended June 30, 2006.

	Six months ended June 30,		Change
Costs and operating expenses	2007	2006	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$221	$1,395	$(1,174)	(84.2)%
Research and development	11,015	6,858	4,157	60.6
Selling, general and administrative	7,273	12,559	(5,286)	(42.1)
Acquired in-process research and development	9,967	16,318	(6,351)	(38.9)
Gain on sale of products	(25,849)	—	25,849	—

The decline in cost of product revenue was due to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma.

The increase in research and development expenses was due to higher drug discovery research costs associated with the acquisition of Montigen facility in Salt Lake City, Utah in April 2006 and clinical trial costs related to the initiation of Phase I studies for MP470, offset by lower clinical research and supply costs related to Nipent.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2007 relates primarily to lower costs associated with sales and marketing programs due to the sale of our worldwide rights to Nipent and Surface Safe to Mayne, offset by higher expenses relating to the recording of stock compensation expense and accounting fees.

In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first milestone payment to the former Montigen stockholders of $9,967,000, which we paid through the issuance of 1,477,000 shares of our common stock, which was recorded as acquired in-process research and development expense in the six months ended June 30, 2007. Acquired in-process research and development expense recorded in the six months ended June 30, 2006 related to the valuation of our acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen’s incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

Gain on sale of products recorded in the six months ended June 30, 2007 relates to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals.

	Six months ended June 30,		Change
Other income (expense)	2007	2006	Dollar	Percent
	(Dollars in thousands)
Interest income	$1,984	$998	$986	98.8%
Gain on disposition of AVI stock	—	780	(780)	(100.0)
Other income	20	—	20	—
Change in valuation of derivatives	—	674	(674)	(100.0)

The increase in interest income was due to higher available cash and marketable securities balances and an increase in interest rates for the six months ended June 30, 2007, compared to the same period in 2006.

As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. During the six months ended June 30, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price. We had no similar transaction during the six months ended June 30, 2007.

The warrants issued in the June 2003 convertible debt transaction represented a derivative instrument and were revalued each quarter using the Black-Scholes pricing model. During the half of 2006, the value of this derivative had decreased by $674,000. The warrants expired on December 31, 2006, so there was no corresponding transaction during the six months ended June 30, 2007.

Income Taxes

We have recorded a tax provision of $833,000 for the three months ended June 30, 2007, and $663,000 for the six months ended June 30, 2007, based on the Company’s estimated effective tax rate for the year. The effective tax rate is based on the anticipated alternative minimum taxes and state income taxes that will be incurred in the current year. We recorded a comparable tax provision of $35,000 for the three and six months ended June 30, 2006.

Liquidity and Capital Resources

Our cash, cash equivalents, and marketable securities totaled $86,556,000 at June 30, 2007 compared to $67,883,000 at December 31, 2006. Included in the 2007 total are 2,384,211 shares of registered stock of AVI, which had a market value of $6,676,000 at June 30, 2007. In connection with the issuance of the warrants to acquire the AVI Shares in 2003, the majority of the AVI Shares had been pledged into a collateral account. The warrants expired on December 31, 2006, and 2,334,211 pledged shares were released from the collateral account. At December 31, 2006, 2,334,211 of the AVI Shares were included in Restricted cash and investments and 50,000 shares were included in Investment in stock of related parties. At June 30, 2007, all AVI Shares are included in Marketable securities, non-current.

Net cash used in operating activities was $5,804,000 in the six months ended June 30, 2007, and consisted primarily of net income of $7,748,000, non-cash acquired in-process research and development of $9,967,000, non-cash stock compensation expense of $2,258,000, and a decrease in accounts receivable of $1,643,000, offset by a decrease in accounts payable and other liabilities of $2,899,000 and the recognition of and change in the deferred gain on sale of products of $25,171,000. Net cash provided by operating activities was $9,545,000 in the six months ended June 30, 2006, and consisted primarily of the net loss of $7,845,000, a cash option of $2,100,000 paid to Wyeth for Nipent European distribution rights, and $1,678,000 decrease in accounts payable and accrued liabilities, offset by non-cash stock compensation expense of $1,474,000, acquired in-process research and development expense of $16,318,000, and a decrease in accounts receivable of $3,212,000.

Net cash provided by investing activities was $12,234,000 in the six months ended June 30, 2007, and consisted primarily of the payments from Mayne Pharma of $14,324,000 due to a change in control at Mayne and the sale of the remaining worldwide Nipent rights, offset by $1,499,000 paid for the purchase of marketable securities. Net cash used in investing activities was $7,465,000 in the six months ended June 30, 2006, which consisted of $8,693,000 related to the acquisition of the net assets of Montigen, offset by the proceeds of $1,500,000 from disposition of shares of AVI BioPharma as a result of the exercise of warrants.

Net cash provided by financing activities was $3,630,000 and $677,000 in the six months ended June 30, 2007 and 2006, respectively, and both consisted of proceeds from the exercise of stock options or warrants.

We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2008. However, it is our intention to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired or licensed products and development activities resulting from the acquired research and discovery operation based in Salt Lake City, Utah.

In addition to the contractual obligations disclosed in Management’s Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2006, effective April 4, 2006, we have $12.0 million in future contingent regulatory milestone payments due to the Montigen stockholders, which would be payable in shares of SuperGen stock.

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

Foreign Currency Risk

We have foreign operations based in Europe. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will assess our need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Item 4.                        Controls And Procedures

(a)          Evaluation of disclosure controls and procedures.

As of June 30, 2007, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Except as noted below, there have been no changes in our internal control over financial reporting that occurred during this quarterly period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this quarter’s evaluation, our chief executive officer and our chief financial officer have concluded that due to the material weakness that was identified as of December 31, 2006, our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Even though Dacogen has been approved in the United States and even if it receives regulatory approval in Europe on a future date, patients and physicians may not readily accept it, which would result in lower than projected sales and cause substantial harm to our business through the receipt of lower royalty revenue from MGI. In addition, pursuant to our license agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain commercialization milestones. If these commercialization milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

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

In August 2006 we sold the North American rights to Nipent and Surface Safe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34.0 million. $5.0 million of that aggregate amount is a supply holdback, the payment of which is contingent upon acceptance of the first delivery under a commercial supply agreement between Mayne and the manufacturer. We cannot control the timing of this event. In addition, over $3.8 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next three years.

Achievement of these sales targets are beyond our control. Further, $1.0 million is subject to an indemnification holdback to be held by Mayne until February 2008 to cover any potential claims. In April 2007 we sold the remaining worldwide rights to Nipent to Mayne for approximately $8.3 million. $1.0 million of that aggregate purchase price is subject to a supply holdback related to the North American supply holdback, and $250,000 is an indemnification holdback to be held by Mayne until October 2008 to cover any potential claims. If the conditions for the release of the supply holdbacks are not met, if there are claims against the indemnification holdbacks, and/or we are not entitled to the approximately $3.8 million of deferred payments under the North American transaction, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne Pharma in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $357.5 million from inception through June 30, 2007, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2008 and may never achieve profitability.

Whether we achieve profitability depends primarily on the following factors:

•       successful sales of Dacogen in North America by MGI;

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

We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our products. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for reorganization under Chapter 11 and ceased operations in late 2004. We contracted with another manufacturer for the purification of Nipent, which has recently received qualification by the FDA and equivalent European authorities. If the new manufacturer experiences difficulties or goes out of business, we will be unable to satisfy the conditions necessary to receive from Mayne Pharma the $6.0 million held back from us pursuant to the terms of that transaction.

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

We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have ownership of or acquired licenses to over 75 U.S. patents covering various aspects of our proprietary drugs and technologies, including 40 patents for various aspects of our drug Orathecin and related products, and six patents for various aspects of Dacogen and related products. In addition, we are prosecuting a number of patent applications for new drug candidates that we are actively developing at this time.

We also have patents, licenses to patents, and pending patent applications in Europe, Australia, Japan, Canada, China and Israel among other countries. Limitations on patent protection, and the differences in what constitutes patentable subject matter, may limit the protection we have on patents issued or licensed to us in these countries. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the European Union, Canada, Australia and Japan. In determining whether or not to seek patent protection or to license any patent in a foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

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

Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval for products, or are developing or testing product candidates that compete directly with, our product candidates. For example, Dacogen faces competition from Pharmion’s Vidaza and Celgene’s Revlimid.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 14, 2007. The results of the voting were as follows:

Proposal 1:             Election of the Board of Directors of the Company.

		Votes
Nominee	Votes For	Withheld
James S.J. Manuso	38,517,122	8,236,943
Charles J. Casamento	44,090,221	2,663,844
Thomas V. Girardi	33,345,085	13,408,980
Allan R. Goldberg	44,251,587	2,502,478
Walter J. Lack	44,116,565	2,637,500
Michael D. Young	44,315,014	2,439,051

Proposal 2:             Ratification of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2007:

Votes For:	44,004,711
Votes Against:	1,593,388
Votes Abstaining:	1,155,966

Item 6.                        Exhibits

Exhibit
No.	Description of Document
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	August 9, 2007	By:	/s/ JAMES S.J. MANUSO
James S.J. Manuso, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN
Michael Molkentin
Chief Financial Officer
(Principal Financial and Accounting Officer)