Form 10-Q
period 2007-09-30
SUPERGEN INC
filed 2007-11-09
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 1, 2007 was 57,478,163.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$76,445	$67,704
Marketable securities	4,392	—
Accounts receivable, net	160	489
Development revenue receivable from MGI PHARMA, Inc.	—	29
Accounts receivable from Mayne Pharma	57	1,502
Inventories, net	—	223
Prepaid distribution and marketing rights	—	630
Prepaid expenses and other current assets	1,241	1,111

Total current assets	82,295	71,688
Marketable securities, non-current	6,184	179
Investment in stock of related parties	—	659
Property, plant and equipment, net	3,913	3,752
Goodwill	731	731
Other intangibles, net	639	958
Restricted cash and investments, non-current	2,509	10,043
Other assets	506	36

Total assets	$96,777	$88,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,384	$5,202
Payable to AVI BioPharma, Inc.	565	565
Deferred gain on sale of products to Mayne Pharma	712	11,754
Deferred revenue	—	459
Accrued payroll and employee benefits	2,302	3,296

Total current liabilities	6,963	21,276
Deferred rent	863	938

Total liabilities	7,826	22,214

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,478,163 and 55,177,377 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	57	55
Additional paid in capital	445,922	429,147
Accumulated other comprehensive income	324	1,922
Accumulated deficit	(357,352)	(365,292)

Total stockholders' equity	88,951	65,832

Total liabilities and stockholders' equity	$96,777	$88,046

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Net product revenue	$—	$2,228	$621	$9,096
Development and license revenue from MGI PHARMA, Inc.	—	5,064	—	25,064
Royalty revenue	6,123	1,043	14,536	1,043

Total revenues	6,123	8,335	15,157	35,203
Costs and operating expenses:
Cost of product revenue	—	482	221	1,877
Research and development	6,170	4,651	17,185	11,509
Selling, general, and administrative	3,072	6,753	10,345	19,312
Acquired in-process research and development	—	—	9,967	16,318
Gain on sale of products	(1,828)	—	(27,677)	—

Total costs and operating expenses	7,414	11,886	10,041	49,016

Income (loss) from operations	(1,291)	(3,551)	5,116	(13,813)
Interest income	1,044	796	3,027	1,794
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	—	—	—	780
Other income	12	—	33	—
Change in valuation of derivatives	—	654	—	1,327

Income (loss) before income tax	(235)	(2,101)	8,176	(9,912)
Income tax benefit (provision)	427	(217)	(236)	(252)

Net income (loss)	$192	$(2,318)	$7,940	$(10,164)

Net income (loss) per common share:
Basic	$0.00	$(0.04)	$0.14	$(0.19)

Diluted	$0.00	$(0.04)	$0.14	$(0.19)

Weighted average shares used in net income (loss) per common share calculation:
Basic	57,478	53,607	56,655	52,858

Diluted	57,759	53,607	57,297	52,858

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$7,940	$(10,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	732	587
Amortization of intangibles and distribution and marketing rights	949	1,343
Change in valuation of derivatives	—	(1,327)
Stock compensation expense	3,162	2,566
Gain on disposition of investment in AVI BioPharma stock	—	(780)
Cash paid for distribution and marketing rights	—	(2,100)
Recognition of gain on sale of products	(17,400)	—
Acquired in-process research and development	9,967	16,318
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	1,803	4,149
Inventories	223	846
Prepaid expenses and other assets	(100)	(802)
Restricted cash and investments	111	128
Accounts payable and other liabilities	(2,887)	334
Deferred gain on sale of products	(11,042)	—
Deferred revenue	(459)	1,007

Net cash provided by (used in) operating activities	(7,001)	12,105

Investing activities:
Purchases of marketable securities	(4,413)	—
Maturities of marketable securities	—	1,500
Purchases of property and equipment	(893)	(365)
Proceeds from sale of products	17,400	13,395
Acquisition of Montigen net assets, net of cash acquired	—	(8,693)

Net cash provided by investing activities	12,094	5,837

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,648	7,368

Net cash provided by financing activities	3,648	7,368

Net increase in cash and cash equivalents	8,741	25,310
Cash and cash equivalents at beginning of period	67,704	47,664

Cash and cash equivalents at end of period	$76,445	$72,974

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$9,967	$8,947

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

        The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances in the Company's 2006 consolidated financial statements have been reclassified to conform to the presentation in 2007.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

NOTE 2.    STOCK-BASED COMPENSATION

        We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R").

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2007 and is scheduled to end on November 14, 2007. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

        We recognized $904,000 and $1,093,000, respectively, in stock based compensation expense for the three months ended September 30, 2007 and 2006. We recognized $3,162,000 and $2,566,000, respectively, in stock based compensation expense for the nine months ended September 30, 2007 and 2006. These amounts have been recorded in research and development expense or selling, general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.44%	4.78%	4.66%	4.75%
Dividend yield	—	—	—	—
Expected volatility	66.17%	65.91%	61.41%	65.97%
Expected life (in years)	5.14	5.18	5.21	5.18
Forfeiture rate	9.63%	12.02%	9.63%	12.02%

        A summary of the Company's stock option activity as of September 30, 2007, and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2006	6,615,153	$8.75
Granted	2,197,365	5.28
Exercised	(256,826)	3.87
Forfeited	(193,459)	5.48
Expired	(501,100)	10.59

Balance at September 30, 2007	7,861,133	$7.90	6.39	$898,243

Vested or expected to vest at September 30, 2007	7,316,183	$7.99	6.24	$888,599

Exercisable at September 30, 2007	5,269,104	$8.57	5.32	$850,268

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $3.01. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the nine months ended September 30, 2007 was $484,000 and the total amount of cash received from exercise of these options was $988,000.

        As of September 30, 2007, there was $5,562,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.26 years. We expect approximately 2,047,079 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

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

        The following is a summary of available-for-sale securities as of September 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. corporate debt securities	$63,243	$2	$(21)	$63,224
Debt securities issued by U.S. government agencies	13,496	1	—	13,497
Marketable equity securities	5,842	358	(16)	6,184

Total	$82,581	$361	$(37)	$82,905

        The available-for-sale securities are classified on the balance sheet as of September 30, 2007 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$72,347	$2	$(20)	$72,329
Marketable securities, current	4,392	1	(1)	4,392
Marketable securities, non-current	5,842	358	(16)	6,184

Total	$82,581	$361	$(37)	$82,905

        Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	September 30, 2007	December 31, 2006
Debt securities due in one year or less	$76,721	$64,031
Marketable equity securities	6,184	7,761

Total	$82,905	$71,792

NOTE 4.    INVENTORIES

        Inventories consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Work in process	—	$126
Finished goods	—	97

Total	—	$223

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC.

        In August 2004, we entered into a license agreement, which became effective on September 21, 2004, with MGI PHARMA, Inc., a Minnesota corporation ("MGI") relating to Dacogen® (decitabine) for Injection, an anti-cancer therapeutic which has been approved by the United States Food and Drug Administration ("FDA") for the treatment of patients with myelodysplastic syndrome ("MDS").

        Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI is acquired by an entity that is not deemed an "equivalent" pharmaceutical company or (ii) MGI becomes insolvent. None of the payments made pursuant to the agreement are refundable, except in the case of overpayment.

        In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. During the three and nine months ended September 30, 2007, we recorded royalty revenue of $6,123,000 and $14,536,000, respectively. During the three and nine months ended September 30, 2006, we recorded royalty revenue of $1,043,000.

NOTE 6.    ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

        On April 4, 2006, we completed our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen"), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB™, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family.

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

        The values assigned to assembled workforce and the CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $118,000 and $521,000, respectively, at September 30, 2007.

        The acquisition agreement also required us to pay the former Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10.0 million, which we paid through the issuance of 1,477,000 shares of our common stock. The calculation of the number of shares used for the payment was based on the average closing price of our stock on the five days preceding the payment. This payment has been recorded as additional acquired in-process research and development expense. The remaining $12.0 million in future contingent regulatory milestone payments that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestones are achieved.

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA

Sale of North American Rights

        On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13,395,000, which represented the purchase price per the asset acquisition agreement, reduced by a number of adjustments and holdbacks, as follows (in thousands):

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

        In addition to the initial payment and holdbacks, we were entitled to receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. These annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change in control occurred when Mayne was acquired by Hospira, Inc. As a result, we received an accelerated milestone payment of $10,312,000 from Mayne. In August 2007, we received the first annual sales milestone payment of $1,828,000.

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

  Supply Agreement—To support our European business, Mayne agreed to provide us with a supply of Nipent indefinitely or until the sale to Mayne of the remaining worldwide rights for Nipent was finalized. There were not any purchases of Nipent from Mayne during the nine months ended September 30, 2007. The sale of the remaining worldwide rights to Mayne was completed on April 2, 2007.

        We have a number of additional obligations under the asset acquisition agreement, including the following:

  Reimbursement of Costs for Alternate Supply—We are obligated to reimburse Mayne up to $1 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne's specified facility. During the nine months ended September 30, 2007, we recorded $746,000 for alternate supply cost reimbursements, and have paid $888,000 to date, leaving a remaining obligation of $112,000.

  Development Plan Payments—We are obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision relates directly to the $5 million supply holdback described above. During the nine months ended September 30, 2007, we recorded $31,000 of costs related to this obligation, and have paid $481,000 to date.

  Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the Supply Agreement described above. Mayne has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the three year period to be $600,000, although no maximum amount is specified in the agreement. This amount is included in the total deferred gain in the accompanying balance sheet and will be paid to Mayne as the amounts are due.

  Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. Since our employees were required to stay with the Company and perform transition related services before they could collect their retention and severance, we accrued the retention and severance costs as they were earned. During the nine months ended September 30, 2007, we recorded $187,000 of retention and severance costs, recorded in selling, general and administrative expenses. We recorded total retention and severance costs of $1,826,000 through the end of the transition services period, which ended on February 21, 2007.

Sale of Remaining Worldwide Rights

        On April 2, 2007, we closed another transaction with Mayne completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3,750,000, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The holdbacks consist of a $1.0 million supply holdback, which is related to the North American $5.0 million holdback, and a $250,000 indemnification holdback that will be retained by Mayne for 18 months.

Recognition of Gain on Sale

        From the initial cash proceeds from the North American transaction of $13,395,000, the accelerated milestone payment of $10,312,000, and $4,012,000 in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and have deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24,601,000, which was recognized during the quarter ended June 30, 2007. The gain recognized during the second quarter included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain until Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain on sale of products of $712,000 at September 30, 2007 consists of $112,000 in remaining obligations related to Mayne's alternative supply reimbursement and $600,000 for estimated price protection exposure.

        We received the first annual sales milestone payment of $1,828,000 in August 2007, which was also recorded as a gain on sale of products in the quarter ended September 30, 2007.

        Due to the Company's determination that the Nipent operations sold to Mayne did not represent a separate component of the Company and the Company's continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, the Company has reflected activities related to the Nipent and Surface Safe businesses in operating activities for all periods presented.

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

        During the transition period, we continued to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the "net profit," based on Wyeth's sales of Nipent. The net profit was computed as Wyeth's invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen could be adjusted by any Wyeth invoiced trade receivable that was overdue by 60 days or more. At the time distribution rights transferred, we repurchased any unsold inventory held by Wyeth with a shelf life greater than 12 months.

        We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007. This payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. We determined that Wyeth's ability to collect from the end customer is reasonably assured. During the nine months ended September 30, 2007, we recorded $257,000 of net profit from Wyeth, which was included in net product revenue.

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

NOTE 10.    CONVERTIBLE DEBT FINANCING DERIVATIVE LIABILITY AND COLLATERAL

        In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes ("June Notes") in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase the 2,634,211 shares of AVI BioPharma, Inc. that we own ("AVI Shares") at an exercise price of $5.00 per share. The warrants represented a derivative under Statement of Financial Accounting Standards ("SFAS") 133 that must be recorded at fair value. Changes in the fair value of the derivative have been recognized in earnings. During the three and nine months ended September 30, 2006, we recorded changes in the value of this derivative of $654,000 and $1,327,000, respectively. There were no similar charges in the three and nine months ended September 30, 2007 as the warrants expired on December 31, 2006.

        During the nine months ended September 30, 2006, one of the warrant holders exercised warrants to purchase 300,000 shares. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received.

        In connection with the issuance of the warrants to acquire the AVI Shares, the AVI Shares had been pledged into a collateral account. At December 31, 2006, the fair value of the pledged 2,334,211 AVI Shares were included in the accompanying balance sheet under non-current Restricted cash and investments, with an additional 50,000 unrestricted shares of AVI included in Investment in stock of related parties. As noted above, the warrants expired on December 31, 2006, and the 2,334,211 pledged shares were released from the collateral account. At September 30, 2007, all 2,384,211 AVI Shares are included in Marketable securities, non-current. We reflect temporary changes in the value of those shares as part of accumulated other comprehensive income or loss in stockholders' equity.

NOTE 11.    COMPREHENSIVE INCOME/LOSS

        Comprehensive income or loss consists primarily of the net income or loss and changes in unrealized gains or losses on investments. For the three months ended September 30, 2007, total comprehensive loss amounted to $442,000, compared to a comprehensive loss of $2,629,000 for the three months ended September 30, 2006. We recorded unrealized losses on investments of $634,000 for the three months ended September 30, 2007 compared to unrealized losses on investments of $311,000 for the three months ended September 30, 2006.

        For the nine months ended September 30, 2007, total comprehensive income amounted to $6,338,000, compared to a comprehensive loss of $9,661,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded unrealized losses on investments of $1,602,000, compared to $503,000 in unrealized gains for the nine months ended September 30, 2006.

NOTE 12.    BASIC AND DILUTED INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted-average common shares outstanding used in calculation of basic net income (loss) per share	57,478	53,607	56,655	52,858
Dilutive stock options and warrants	281	—	642	—

Weighted-average common shares outstanding used in calculation of diluted net income (loss) per share	57,759	53,607	57,297	52,858

Outstanding stock options and warrants not included in dilutive net income (loss) per share as they had an antidilutive effect	9,739	11,823	6,922	11,823

NOTE 13.    INCOME TAXES

        We have recorded a tax benefit of $427,000 for the three months ended September 30, 2007, resulting primarily from a change in the anticipated timing of a milestone payment to the former Montigen shareholders, and a tax provision of $236,000 for the nine months ended September 30, 2007, based on the Company's estimated effective tax rate for the year. The effective tax rate is based on the anticipated alternative minimum taxes and state income taxes that we estimate will be incurred in the current year. We recorded tax provisions of $217,000 for the three months ended September 30, 2006 and $252,000 for the nine months ended September 30, 2006 related to federal alternative minimum taxes, state income taxes, and the tax effect of the net proceeds received on the sale of products to Mayne.

        We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefit, as described in FIN 48, as of September 30, 2007. Also, there are no accrued amounts for interest and penalties.

        Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. Federal incomes taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2008.

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

        In June 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 specifies the timing of expense recognition for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for the Company in the first quarter of fiscal 2008. We are currently evaluating the impact of EITF 07-03 and have not yet determined the effect on our financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about becoming profitable; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in our company and will pay up to $45.0 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20.0 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. During the nine months ended September 30, 2007, we recorded royalty revenue of $14.5 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

        In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, we may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

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

        On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and our SurfaceSafe cleaning system. Pursuant to the Asset Acquisition Agreement, we received cash proceeds of $13.4 million upon closing of the transaction. In addition to the initial payment and holdbacks, we had the right to receive annual deferred payments totaling $14.1 million over the following five years based on achievement of specific sales targets. These annual deferred payments might be accelerated under certain circumstances, including a change of control of Mayne. Such a change of control occurred in February 2007 when Mayne was acquired by Hospira, and we received $10.3 million of the deferred payments. We continued to maintain our commercial operations organization to support the sales and marketing of Nipent during the six month transition period, which ended on February 21, 2007. We have been reimbursed by Mayne for all Nipent sales and marketing costs during the transition period, including employee salaries and overhead.

        On April 2, 2007, we closed another transaction with Mayne, completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3,750,000 as a condition of the closing, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million that will be received when certain contractual conditions are met.

        Montigen Acquisition.    In April 2006, we completed our acquisition of Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family.

        Pursuant to the terms of the merger agreement with Montigen, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. The agreement also specified an additional $22.0 million due to the Montigen stockholders, payable in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. The first Montigen compound was cleared in April 2007 by the FDA to begin Phase I clinical trials, which triggered the first milestone payment to the former Montigen stockholders of $10.0 million which we paid in shares of our common stock.

        To date, our product revenues have been limited and were derived primarily from sales of Nipent for the treatment of hairy cell leukemia, which was marketed in the United States until August 2006 and in Europe through March 2007. All of our current products are in the development stage, and we will require substantial additional investments in research and development, clinical trials, regulatory and in sales and marketing activities to commercialize these product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $357.4 million through September 30, 2007, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2008.

        Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI's success in selling Dacogen, the launch of new products and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, intangible assets, valuation of investments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

  Stock-Based Compensation

        We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R").

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

        We are using the straight-line attribution method to recognize stock based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        As of September 30, 2007, there was $5,562,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.26 years. We expect approximately 2,047,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

  Revenue and Gain Recognition

        Our net product revenues have related principally to Nipent. We recognized sales revenue upon shipment and related transfer of title to customers, and when collectibility was reasonably assured.

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

        We accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which were amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $630,000 through the nine months ended September 30, 2007 was reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth were deferred and were recognized as revenue (and related cost of revenue) when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we received an additional amount of net profit based on Wyeth's sales of Nipent. During the nine months ended September 30, 2007, we received $257,000 of net profit, which was included in net product revenue.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the nine month period ended September 30, 2007, we recorded royalty revenue of $14.5 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and a sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13,395,000. From the initial cash proceeds from the agreement of $13,395,000, the accelerated milestone payment of $10,312,000, and $4,012,000 in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and have deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24,601,000, which was recognized during the quarter ended June 30, 2007. The gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain on sale of products of $712,000 at September 30, 2007 consists of $112,000 in remaining obligations toward Mayne's alternative supply reimbursement and $600,000 for potential price protection exposure.

        We received our first annual sales milestone payment of $1,828,000 from Mayne/Hospira in August 2007, which was also recorded as a gain on sale of products in the quarter ended September 30, 2007.

  Goodwill and Intangible Assets

        We have intangible assets related to goodwill and other acquired intangibles such as acquired workforce, CLIMB process technology, trademarks, covenants not to compete, and customer lists. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Additionally, we review goodwill for impairment annually in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets."

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

        In June 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 specifies the timing of expense recognition for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for the Company in the first quarter of fiscal 2008. We are currently evaluating the impact of EITF 07-03 and have not yet determined the effect on our financial position or results of operations.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

	Three months ended September 30,
			Change
Revenues
	2007	2006	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$—	$2,228	$(2,228)	(100.0)%
Development and license revenue from MGI PHARMA.	—	5,064	(5,064)	(100.0)
Royalty revenue	6,123	1,043	5,080	487.1

        The decrease in net product revenue for the three months ended September 30, 2007 was due to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma.

        In accordance with our license agreement entered into with MGI in September 2004, MGI is required to pay certain milestone payments upon achievement, and royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. For the three months ended September 30, 2006, development and license revenue consisted of $5,000,000 from MGI, which represented 50% of the amount MGI received as a result of sublicensing Dacogen in Europe, and $64,000 in reimbursable costs. We had no similar revenues in the three months ended September 30, 2007.

        During the three months ended September 30, 2007, we recorded royalty revenue of $6,123,000 related to Dacogen sales as reported by MGI for their second quarter of 2007. The royalty revenue of $1,043,000 recorded in the three months ended September 30, 2006 related to Dacogen sales for MGI's second quarter of 2006. MGI commenced sales of Dacogen in the second quarter of 2006. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

	Three months ended September 30,
			Change
Costs and operating expenses
	2007	2006	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$—	$482	$(482)	(100.0)%
Research and development	6,170	4,651	1,519	32.7
Selling, general and administrative	3,072	6,753	(3,681)	(54.5)
Gain on sale of products	(1,828)	—	1,828	—

        The decline in cost of product revenue was due to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma.

        The increase in research and development expenses was due to higher drug discovery research costs at the Montigen facility in Salt Lake City, Utah, which was acquired in April 2006, and clinical trial costs related to the initiation of Phase I studies for MP470, partially offset by lower clinical research and supply costs related to Nipent.

        The decrease in selling, general and administrative expenses for the three months ended September 30, 2007 relates primarily to lower costs associated with sales and marketing programs due to the sale of Nipent and Surface Safe to Mayne, lower legal expenses, and lower costs related to our European operations.

        Gain on sale of products recorded in the three months ended September 30, 2007 relates to the first annual milestone payment from Mayne/Hospira relating to the achievement of certain Nipent sales targets.

	Three months ended September 30,
			Change
Other income (expense)
	2007	2006	Dollar	Percent
	(Dollars in thousands)
Interest income	$1,044	$796	$248	31.2%
Other income	12	—	12	—
Change in valuation of derivatives	—	654	(654)	(100.0)

        The increase in interest income was due to higher available cash and marketable securities balances for the three months ended September 30, 2007, compared to the same period in 2006. Other income in the three months ended September 30, 2007 relates primarily to foreign currency transaction gains.

        The warrants issued in our June 2003 convertible debt transaction represented a derivative instrument and were revalued each quarter using the Black-Scholes pricing model. During the third quarter of 2006, the value of this derivative had declined by $654,000. The warrants expired on December 31, 2006, so there was no corresponding change during the third quarter of 2007.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

	Nine months ended September 30,
			Change
Revenues
	2007	2006	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$621	$9,096	$(8,475)	(93.2)%
Development and license revenue from MGI PHARMA.	—	25,064	(25,064)	(100.0)
Royalty revenue	14,536	1,043	13,493	1,293.7

        The decrease in net product revenue for the nine months ended September 30, 2007 was due primarily to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma. Net product revenues in 2007 relate only to sales in Europe through March 31, 2007.

        Development and license revenue relates to our license agreement entered into with MGI in September 2004. For the nine months ended September 30, 2006, we recognized milestone revenue of $20,000,000 earned upon first commercial sales of Dacogen by MGI in May 2006, we received $5,000,000 from MGI representing 50% of the amount they received as a result of sublicensing Dacogen in Europe, and recorded $64,000 in reimbursable costs. We had no similar revenues in 2007.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. During the nine months ended September 30, 2007, we recorded royalty revenue of $14,536,000 related to Dacogen sales for the fourth quarter of 2006 through the second quarter of 2007. The royalty revenue of $1,043,000 recorded in the nine months ended September 30, 2006 related to Dacogen sales by MGI for their second quarter of 2006. MGI commenced sales of Dacogen in the second quarter of 2006.

	Nine months ended September 30,
			Change
Costs and operating expenses
	2007	2006	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$221	$1,877	$(1,656)	(88.2)%
Research and development	17,185	11,509	5,676	49.3
Selling, general and administrative	10,345	19,312	(8,967)	(46.4)
Acquired in-process research and development	9,967	16,318	(6,351)	(38.9)
Gain on sale of products	(27,677)	—	27,677	—

        The decline in cost of product revenue was due to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma.

        The increase in research and development expenses was due to higher drug discovery research costs associated with the acquisition of the Montigen facility in Salt Lake City, Utah in April 2006 and clinical trial costs related to the initiation of Phase I studies for MP470, partially offset by lower clinical research and supply costs related to Nipent.

        The decrease in selling, general and administrative expenses for the nine months ended September 30, 2007 relates primarily to lower costs associated with sales and marketing programs due to the sale of our worldwide rights to Nipent and Surface Safe to Mayne, and lower costs related to our European operations, partially offset by higher expenses related to stock compensation expense.

        In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first milestone payment to the former Montigen stockholders of $9,967,000, which we paid through the issuance of 1,477,000 shares of our common stock. This was recorded as acquired in-process research and development expense in the nine months ended September 30, 2007. Acquired in-process research and development expense recorded in the nine months ended September 30, 2006 related to the valuation of our acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen's incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

        Gain on sale of products recorded in the nine months ended September 30, 2007 relates to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals, as well as the first annual milestone payment of $1,828,000 received from Mayne/Hospira relating to the achievement of certain Nipent sales targets.

	Nine months ended September 30,
			Change
Other income (expense)
	2007	2006	Dollar	Percent
	(Dollars in thousands)
Interest income	$3,027	$1,794	$1,233	68.7%
Gain on disposition of AVI stock	—	780	(780)	(100.0)
Other income	33	—	33	—
Change in valuation of derivatives	—	1,327	(1,327)	(100.0)

        The increase in interest income was due to higher available cash and marketable securities balances for the nine months ended September 30, 2007, compared to the same period in 2006. Other income in the nine months ended September 30, 2007 relates primarily to foreign currency transaction gains.

        As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. During the nine months ended September 30, 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price of $5.00 per share. We had no similar transaction during the nine months ended September 30, 2007.

        The warrants issued in our June 2003 convertible debt transaction represented a derivative instrument and were revalued each quarter using the Black-Scholes pricing model. During the nine months ended September 30, 2006, the value of this derivative had decreased by $1,327,000. The warrants expired on December 31, 2006, so there was no corresponding change during the nine months ended September 30, 2007.

Income Taxes

        We have recorded a tax benefit of $427,000 for the three months ended September 30, 2007, resulting primarily from a change in the anticipated timing of a milestone payment to the former Montigen shareholders, and a tax provision of $236,000 for the nine months ended September 30, 2007, based on the Company's estimated effective tax rate for the year. The effective tax rate is based on the anticipated alternative minimum taxes and state income taxes that will be incurred in the current year. We recorded tax provisions of $217,000 and $252,000, respectively, for the three and nine months ended September 30, 2006, related to federal alternative minimum taxes, state income taxes, and the tax effect of the net proceeds received on the sale of products to Mayne.

Liquidity and Capital Resources

        Our unrestricted cash, cash equivalents, and marketable securities totaled $87,021,000 at September 30, 2007 compared to $67,883,000 at December 31, 2006. Included in the 2007 total are 2,384,211 shares of registered stock of AVI, which had a market value of $6,080,000 at September 30, 2007. In connection with the issuance of the warrants to acquire the AVI Shares in 2003, the majority of the AVI Shares had been pledged into a collateral account. The warrants expired on December 31, 2006, and 2,334,211 pledged shares were released from the collateral account. At December 31, 2006, 2,334,211 of the AVI Shares were included in Restricted cash and investments and 50,000 shares were included in Investment in stock of related parties. At September 30, 2007, all AVI Shares are included in Marketable securities, non-current.

        Net cash used in operating activities was $7,001,000 in the nine months ended September 30, 2007, and consisted primarily of net income of $7,940,000, non-cash acquired in-process research and development of $9,967,000, non-cash stock compensation expense of $3,162,000, non-cash depreciation and amortization of $1,681,000, and a decrease in accounts receivable of $1,803,000, partially offset by a decrease in accounts payable and other liabilities of $2,887,000 and the recognition of and change in the deferred gain on sale of products of $28,442,000. Net cash provided by operating activities was $12,105,000 in the nine months ended September 30, 2006, and consisted primarily of the net loss of $10,164,000, cash of $2,100,000 paid to Wyeth for Nipent European distribution rights, and a non-cash change in valuation of derivatives of $1,327,000, offset by non-cash stock compensation expense of $2,566,000, depreciation and amortization of $1,930,000, payment for acquired in-process research and development expense of $16,318,000, a decrease in accounts receivable of $4,149,000, and an increase in deferred revenue of $1,007,000.

        Net cash provided by investing activities was $12,094,000 in the nine months ended September 30, 2007, and consisted primarily of milestone payments of $12,140,000 from Mayne relating to the sale of North American rights to Nipent, $4,012,000 from Mayne for the sale of the remaining worldwide rights to Nipent, and $1,248,000 for the sale of products to Intas, offset by $4,413,000 paid for the purchase of marketable securities, and $893,000 for the purchases of property and equipment. Net cash provided by investing activities was $5,837,000 in the nine months ended September 30, 2006, which consisted of $13,395,000 in net proceeds from the sale of Nipent and Surface Safe to Mayne and proceeds of $1,500,000 from disposition of shares of AVI BioPharma as a result of the exercise of warrants, partially offset by $8,693,000 related to the acquisition of the net assets of Montigen.

        Net cash provided by financing activities was $3,648,000 and $7,368,000 in the nine months ended September 30, 2007 and 2006, respectively, and in both periods consisted of proceeds from the exercise of stock options or warrants.

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

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2006, effective April 4, 2006, we have $12.0 million in future contingent regulatory non-cash milestone payments due to the former Montigen stockholders, which would be payable in shares of SuperGen stock.

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

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Our management's assessment of our internal control over financial reporting performed during the preparation of our consolidated financial statements as of December 31, 2006 identified the following material weakness (as defined by the Public Company Accounting Oversight Board) in our internal control over financial reporting:

        It was determined that a material weakness existed in the Company's system of internal control over financial reporting related to the Company's ability to maintain effective internal controls over the application of generally accepted accounting principles ("GAAP") related to non-routine and complex transactions due to insufficient GAAP expertise commensurate with the Company's financial reporting requirements.

        As a result of the material weakness, errors were identified during the 2006 audit process in the following two areas. First, in connection with its periodic assessment of goodwill for impairment the Company inappropriately evaluated goodwill for impairment below the reporting unit level. Second, the Company did not determine whether the computations in the reports used to record compensation cost for share based payments appropriately applied the estimated forfeiture rate such that compensation cost recognized for the year ended December 31, 2006 was at least equal to the portion of the grant-date value of the awards that were vested at that date. As a result, adjustments to correct the identified errors were recorded in the consolidated financial statements for the year ended December 31, 2006 related to goodwill, additional paid in capital, and costs and operating expenses.

        Subsequent to December 31, 2006, in response to the material weakness in internal controls described above, we took measures to improve our ability to maintain effective internal controls over the application of GAAP to non-routine and complex transactions to meet our financial reporting requirements. These measures included assessing and enhancing the experience and knowledge of certain accounting personnel responsible for applying GAAP by providing additional training for various pertinent accounting issues or topics facing the Company and using third party specialists to assist in assessing non-routine and complex accounting transactions, such as the adoption of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" and assessing the remaining complex accounting issues related to the recording of the net gain on sale of products to third parties and related contractual commitments and contingencies with financial implications.

        Based on the measures taken and implemented, management has determined that the material weakness in our system of internal control over financial reporting related to the application of GAAP to non-routine and complex transactions due to insufficient GAAP expertise commensurate with the Company's financial reporting requirements has been successfully remediated as of September 30, 2007.

        As of September 30, 2007, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Our European subsidiary, EuroGen Pharmaceuticals Ltd., submitted a marketing application for Dacogen to the European regulatory authorities, which submission was accepted for review on October 25, 2004. MGI and SuperGen determined that additional clinical data will be required to continue the review of Dacogen in Europe. Therefore, we withdrew the marketing application for Dacogen in November 2005.

        In July 2006, MGI announced that it had sublicensed Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments if they are achieved for Dacogen sales globally. Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. However, if Dacogen is never approved in Europe, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and future revenues and our business will be harmed.

Our right to receive a significant portion of the consideration in the transaction with Mayne Pharma is subject to contingencies beyond our control.

        In August 2006 we sold the North American rights to Nipent and Surface Safe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34.0 million. $5.0 million of that aggregate amount is a supply holdback, the payment of which is contingent upon acceptance of the first delivery under a commercial supply agreement between Mayne and the manufacturer. We cannot control the timing of this event. In addition, over $2.0 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next two years. Achievement of these sales targets are beyond our control. Further, $1.0 million is subject to an indemnification holdback to be held by Mayne until February 2008 to cover any potential claims. In April 2007 we sold the remaining worldwide rights to Nipent to Mayne for approximately $8.3 million. $1.0 million of that aggregate purchase price is subject to a supply holdback related to the North American supply holdback, and $250,000 is an indemnification holdback to be held by Mayne until October 2008 to cover any potential claims. If the conditions for the release of the supply holdbacks are not met, if there are claims against the indemnification holdbacks, and/or we are not entitled to the approximately $2.0 million of deferred payments under the North American transaction, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne Pharma in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $357.4 million from inception through September 30, 2007, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2008 and may never achieve profitability.

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

        We will continue to spend substantial resources on expanding our product pipeline, commercializing future products, and conducting research and development, including clinical trials for our product candidates. We anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2008. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

Our collaborative relationship with MGI may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        We expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because we are unable to secure regulatory approval of Dacogen in Europe or Asia or due to MGI's or Janssen-Cilag's inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will continue to receive these payments, and we cannot be assured that MGI will expend the resources to expand sales of Dacogen in North America, or that the Janssen-Cilag companies will expend the resources to sell it in Europe and elsewhere, or that either company will be successful in doing so.

Our equity investment in AVI exposes us to equity price risk and any impairment charge would affect our results of operations.

        Our investments in marketable securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. However, we are exposed to equity price risk on our equity investment in AVI. Currently we own 2,384,211 shares of AVI. During the year ended December 31, 2004, we recorded a write-down of $7.9 million related to an other than temporary decline in the value of our equity investment in AVI, resulting in a reduction of our cost basis in the AVI shares. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of June 30, 2004, the AVI shares had been trading below our original cost basis for more than six months. Since there was no compelling evidence to the contrary, we recorded the impairment charge of $7.9 million in our results of operations. The amount of the charge was based on the difference between the market price of the shares as of June 30, 2004 and our adjusted cost basis. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

Product Development and Regulatory Risks

Before we can seek regulatory approval of any of our product candidates, we must complete clinical trials, which are expensive and have uncertain outcomes.

        All of our products are in the developmental stage and, prior to their sale, will require regulatory approval and the commitment of substantial resources. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans.

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

        We also have ongoing research and pre-clinical projects that may lead to product candidates, but we have not begun clinical trials for these projects. If we do not successfully complete our pre-clinical trials, we might not be able to commence clinical trials as planned.

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

        Our clinical trials must be conducted in accordance with the FDA's regulations and are subject to continuous oversight by the FDA and institutional review boards at the medical institutions where the clinical trials are conducted. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice ("GCP") regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces GCPs through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and the FDA may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practices ("GMPs"), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

We may be required to suspend, repeat or terminate our clinical trials if later trial results fail to demonstrate safety and efficacy, or if the results are negative or inconclusive.

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

        We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of biohazardous materials at some of our facilities. We believe our safety procedures for these materials comply with all applicable environmental laws and regulations, and we carry insurance coverage we believe is adequate for the size of our business. However, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. If an accident or environmental discharge occurs, we could be held liable for any resulting damages, which could exceed our insurance coverage and financial resources.

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

        Any of these factors could delay clinical trials or commercialization of our product candidates under development, and entail higher costs.

Our business may be harmed if the manufacture of our products is interrupted or discontinued.

        We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to our specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our product candidates. We may not be able to contract with any of these companies on acceptable terms, if at all. For example, the company that had been purifying Nipent filed for reorganization under Chapter 11 and ceased operations in late 2004. We contracted with another manufacturer for the purification of Nipent, which has recently received qualification by the FDA and equivalent European authorities. If the new manufacturer experiences difficulties or goes out of business, we will be unable to satisfy the conditions necessary to receive from Mayne Pharma the $6.0 million held back from us pursuant to the terms of that transaction.

If our suppliers cannot provide the components we require, our future product sales and revenue could be harmed.

        We rely on third-party suppliers to provide us with numerous components used in our products under development. Relying on third-party suppliers makes us vulnerable to component failures and interruptions in supply, either of which could impair our ability to conduct clinical trials or to ship our products to our customers on a timely basis. Using third-party suppliers makes it difficult and sometimes impossible for us to maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our need for manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it difficult for us to effectively and efficiently manufacture our products, and could adversely impact our clinical trials, product development and future sales of our products.

        Some suppliers are our only source for a particular component, which makes us vulnerable to cost increases and supply interruptions. We generally rely on one manufacturer for each product.

        Vendors may decide to limit or eliminate sales of certain products to the medical industry due to product liability or other concerns. In the event one of our sole source suppliers decides not to manufacture the component, goes out of business, or decides to cut off our supply, we may be unable to locate replacement supply sources, or the sources that we may locate may not provide us with similar reliability or pricing and our business could suffer. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, produce the component or redesign the related product, which would cause significant delay and could increase our manufacturing costs. Any of these events could adversely impact our future sales and results of operations.

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

        We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have ownership of or acquired licenses to numerous patents covering various aspects of our proprietary drugs and technologies. In addition, we are prosecuting a number of patent applications for new drug candidates that we are actively developing at this time.

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

        In addition to pursuing patent protection in appropriate instances, we also rely on trade secret protection or regulatory marketing exclusivity for unpatented proprietary technology. However, trade secrets are difficult to protect. Our trade secrets or those of our collaborators may become known or may be independently discovered by others. Furthermore, regulatory marketing exclusivity is for a limited time period, which may not be an adequate period for our business interests.

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

        Many of our competitors and research institutions are addressing the same diseases and disease indications and working on products to treat such diseases as we are, and have substantially greater financial, research and development, manufacturing and marketing experience and resources than we do. Some of our competitors have received regulatory approval for products, or are developing or testing product candidates that compete directly with, our product candidates. For example, Dacogen faces competition from Pharmion's Vidaza and Celgene's Revlimid.

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

  •
  establish superior proprietary positions; or

  •
  obtain FDA for foreign regulatory approval for labeling claims that are more favorable than those for our products.

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

        Our success is dependent on key personnel, including members of our senior management and scientific staff. If any of our executive officers decides to leave and we cannot locate a qualified replacement in time to allow a smooth transition, our business may be adversely affected. To successfully expand our operations, we will need to attract and retain additional highly skilled individuals, particularly in the areas of clinical administration, pre-clinical and development research, manufacturing and finance. We compete with other companies for the services of existing and potential employees, however to the extent these employees favor larger, more established employers, we may be at a disadvantage.

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

SUPERGEN, INC.
Date:	November 9, 2007	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007 (Unaudited)
SUPERGEN, INC. PART II—OTHER INFORMATION
SIGNATURES