Form 10-K
period 2007-12-31
SUPERGEN INC
filed 2008-03-17
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2007, the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $316,460,477. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 4, 2008 was 57,520,094.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on June 12, 2008.

SUPERGEN, INC.

2007 ANNUAL REPORT ON FORM 10-K

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

Overview

        We are a pharmaceutical company dedicated primarily to the discovery, development and commercialization of therapies to treat patients with cancer. Historically we acquired products that were developed by other companies and applied additional developmental effort to expand sales or advance these products clinically towards potential approval for marketing. In 2006, Dacogen received approval for marketing in the United States, Nipent and our commercial infrastructure was sold, and we acquired a discovery and development company to internally discover and develop our own products. These changes have been implemented to mitigate the escalating risk of competitive in-licensing and maximize the return on both existing resources and our incoming royalty and milestone revenue.

        Our new drug application ("NDA") for Dacogen was approved by the United States Food and Drug Administration ("FDA") in May 2006 for the treatment of patients with myelodysplastic syndromes ("MDS"). In September 2004, we had executed an agreement granting MGI PHARMA Inc. ("MGI") exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Janssen-Cilag companies are responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

        Our current developmental efforts revolve around the products progressing out of our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen"), a small-molecule drug discovery company, in April 2006. We initiated Phase I in-human clinical trials in July 2007 and initiated Phase Ib clinical trials in late 2007 for the first Montigen product, MP-470, a multi-targeted Tyrosine Kinase inhibitor ("TKI") that may have Rad 51 activity.

Strategy

        We are a pharmaceutical company dedicated to the discovery, development and commercialization of therapies to treat patients with cancer. Our founding strategy was to acquire rights to late stage clinical products and commercialize these products by executing selective developmental and commercialization strategies that might allow these products to come into the market and be utilized by the widest possible patient populations. The competition for late-stage compounds that can be obtained through licensure or acquisition, that have shown initial efficacy in humans, has increased significantly with most major pharmaceutical companies taking positions in this market. The acquisition of Montigen mitigates the competitive risk of in-licensure and may allow us to out-license selective products to our licensing competitors or other pharmaceutical companies. Our primary objective is to become a leading developer and seller of therapies for patients suffering from cancer. Key elements of our strategy include the following:

        Discover and advance into clinical trials at least one product every twelve months.    Our drug discovery group has optimized a process called CLIMB™ that allows our developmental chemists and biologists to model previously unknown cancer targets. These targets become templates for computerized drug creation and development. The flexibility and relatively low cost of both human and developmental capital for this type of discovery and development has allowed us to transition from just a licensee to a potential licensor.

        Focus on drug targets that are difficult to screen by traditional methods.    Most established companies use some version of a high through-put screening. This methodology does not work well for a wide variety of complex targets. Our modeling process has demonstrated an ability to create lead candidates for these complex targets. One such area of future work is modeling protein to protein interactions that might be modified by small molecules.

        Capitalize on our existing clinical expertise and regulatory development to maximize the commercial value of our products.    Computer and animal models are only modestly predictive of how a product might work in humans. We have acquired significant expertise at planning, managing, and filing clinical data in both the United States and Europe. Proving the concept that a specific drug will translate into an approvable, commercially viable product in humans is a difficult task. Some drug candidates demonstrate this "proof of concept" very early in pre-clinical development, while other drug candidates might need to be compared clinically to existing therapies to achieve such a proof of concept. Typically this proof of concept comes in Phase II trials where it is demonstrated that a drug candidate can destroy tumors in specific diseases. As product candidates move from pre-clinical into Phase I and Phase II studies, the potential value of the drug candidates should increase as the proof of concept is achieved. Historically, products that are in Phase II trials command a higher in-licensing value than products that are still in Phase I trials.

CLIMB Discovery Process

        Traditional drug discovery processes may require five or more years of development before becoming a candidate suitable for the clinic. This lengthy timeline leads to incredibly high research and development costs. Utilizing our CLIMB platform, we have effectively streamlined the discovery and lead optimization process in order to get potentially life-saving therapeutics to the clinical testing stage of development faster and at a much lower cost. CLIMB is SuperGen's approach to small molecule drug discovery, which merges rapid screening of compound libraries with computational chemistry and systems biology techniques to identify drug leads that bind to target proteins.

        CLIMB is an iterative and evolving process, incorporating techniques from computational design to laboratory bench biology and chemistry, to yield targeted therapeutics for use in the clinic. In traditional small molecule screening, very large physical libraries of millions of compounds may be created and screened in order to identify the few that interact selectively with a disease-related protein target. This approach has worked fairly well for simple or known targets, but is very time and cost intensive. Since CLIMB works with a virtual library of compounds and compound fragments to screen against the target models, we can screen up to 2.5 million virtual compounds per day against very complex targets.

        CLIMB has been used to create models and identify products that have exhibited considerable activity by screening as few as several hundred rationally-selected compounds. This reduces the time from target identification to clinical candidate by several years, and vastly decreases the cost of drug development. As part of CLIMB, our software development team is actively involved in the creation of algorithms to integrate computation, biochemistry, medicinal chemistry and systems biology to improve the predictive properties of our models and streamline the drug discovery process even further.

Products in Development

        The chart below lists our current products or projects in development:

MP-470

        MP-470 is a multi-targeted Tyrosine Kinase Inhibitor that inhibits mutant forms of c-kit, PDGFRa, and FLT3. These protein kinase targets are involved in the growth and proliferation of cancer cells. MP-470 is also an inhibitor of Rad 51, a repair protein which is involved in resistance to a variety of chemotherapy agents and radiation. We submitted an Investigational New Drug Application ("IND") to the FDA in March 2007, and initiated a first-in-human Phase I single agent MP-470 trial in patients with refractory solid tumors and lymphomas in June 2007. This trial is ongoing and is expected to complete patient enrollment in 2008. The goal of this Phase I trial is to establish the safety and toxicity of MP-470 and define a dose to take into Phase II studies. A second multi-arm Phase Ib trial of MP-470 in combination with a variety of chemotherapy regimens was also initiated in 2007. The goal of this study is to establish the safety and dose of MP-470 in combination with standard-of-care regimens used in cancer patients.

MP-529

        The ability of cancer cells to rapidly divide weighs heavily on the functional machinery of cell division, such as the centrosome and spindle apparatus. If this machinery is rendered nonfunctional, the cancer cells cannot proliferate. Aurora A kinase is a protein that regulates the organization of this cell division machinery. Our Aurora kinase inhibitor, MP-529, was designed to block the action of Aurora A kinase, thus disrupting the machinery of cell division vital for cancer survival.

        We held a pre-IND meeting with the FDA in October 2007. Agreement was reached on key elements of the development plan and recommendations for further refinement and later implementation in our program were discussed. The IND submission and the clinical program have been deferred pending identification of a more suitable formulation.

SGI-1776 Pim Kinase Inhibitor

        Pim kinases are proteins that play a pivotal role in transformation of cancer cells. When Pim kinases are over-expressed in cells, it prevents them from undergoing the programmed cell death pathway that occurs when cells malfunction. This can lead to unchecked cell propagation, or cancer. Our Pim kinase inhibitor effectively blocks the pro-survival activity of Pim kinases, allowing these potentially malignant cells to self-abort.

S-110

        Certain genes in our bodies, known as "tumor suppressor genes," do just as their name implies: suppress formation of tumors. If these genes are silenced, or turned off, by a process known as methylation, cancer may ultimately form. In order to prevent these genes from being turned off, we have developed a compound called S-110 which targets and blocks the mechanism by which methylation occurs, thus allowing tumor suppressor genes to remain "on."

JAK2 Inhibitor

        JAK2 kinase is critical in a number of signaling pathways within cells. Activation of these pathways by JAK2 eventually leads to cell differentiation and proliferation. When the activity of JAK2 kinase gets out of control, cancer may form. Irregularities in JAK2 kinase have been seen in many types of cancer, including leukemia. Our JAK2 Inhibitor is a compound designed by us to get the erratic activity of JAK2 kinase in cancer cells back in check.

Products Recently Sublicensed or Sold

Dacogen

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

        In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, or 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

Nipent

        We acquired Nipent from the Parke-Davis division of the Warner-Lambert Company (Pfizer) in 1996 and the remaining European rights in February 2004. We sold Nipent in the United States and the EU for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia. Nipent had been our principal source of revenue from 1997-2006. We sold the North American rights to Nipent to Mayne Pharma ("Mayne") in August 2006, and sold the remaining worldwide rights to Nipent to Mayne in April 2007.

Mitomycin, Paclitaxel, Etoposide

        In April 2007, we sold the rights and related inventory to anticancer agents mitomycin and paclitaxel to Intas Pharmaceuticals Ltd. In May 2007, we also sold the rights to generic etoposide to Intas.

Non-Core Products and Product Candidates

        The following products, technology and developmental opportunities have been identified and valued as not critical to our future success. We are working to further define and realize the value of each, which may include the selling, out-licensing, or finding marketing opportunities/partners.

Product Category	Compound	Indication or Intended Use	Therapeutic Category	Regulatory Status
Anti-Cancer Products	Orathecin	Solid tumors	Cancer	Phase III

Formulation Products	Mitozytrex™	Solid tumors	Cancer	Approved
	Partaject busulfan	Neoplastic meningitis/ bone marrow transplant	Cancer	Phase I/II
	Partaject Orathecin	Solid tumors	Cancer	Pre-clinical
	CZ 112	Solid tumors	Cancer	Phase I
	Cremophor-free paclitaxel	Solid tumors	Cancer	Pre-clinical

Product Candidates	Avicine	Therapeutic Vaccine	Cancer	Phase II
	VEGF	Anti-angiogenesis	Cancer	Pre-clinical
	PZG	Lipid disorders	Type II Diabetes	Phase II
	AM454	Phosphocholine derivative	Obesity/Diabetes	Pre-clinical

        Orathecin.    Orathecin is an oral chemotherapy compound in the camptothecin class, licensed from the Stehlin Foundation for Cancer Research ("Stehlin") in 1997. Orathecin is a second-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. Based on our developmental program and clinical trial results, we believe that Orathecin may have significant advantages over many existing anti-cancer drugs, including efficacy, side effect profile and oral dosing. Orathecin has been tested in 46 clinical trials in 17 tumor types and 7 hematologic malignancies in over 2,800 patients. Orathecin received orphan drug designation for pancreatic cancer in both the United States and Europe. Similar marketing exclusivity is available in Japan.

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

        Mitozytrex.    Mitozytrex (mitomycin for injection), which is a formulation of generic mitomycin, was approved by the FDA in November 2002 for use in the therapy of disseminated adenocarcinoma of the stomach or pancreas in proven combinations with other approved chemotherapeutic agents and as palliative treatment when other modalities have failed. We cannot promote Mitozytrex as providing any injection site ulceration protection, nor can we promote any commercially viable increased stability, solubility or shelf life extension, as compared to generic mitomycin. We must develop and submit additional data to the FDA in NDA supplements and receive FDA approval for additional claims. We are currently exploring marketing opportunities and/or marketing partners for Mitozytrex.

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

        VEGF (Anti-Angiogenesis).    In February 2001, we licensed from Peregrine Pharmaceuticals (formerly known as Techniclone Corp.) a platform drug-targeting technology known as Vascular Targeting Agent ("VTA"). The licensed technology is related to Vascular Endothelial Growth Factor ("VEGF"). The VTA technology is a proprietary platform designed to specifically target a tumor's blood supply and subsequently destroy the tumor with various attached therapeutic agents. We sublicensed this technology to Targa Therapeutics Corp. ("Targa") in 2006.

        PZG.    PZG is a product for treatment of Type II, or adult-onset, diabetes. Animal studies and early clinical studies of PZG suggest that it may help to control the blood sugar and lipid abnormalities of diabetes, and may have utility in treating a lipid disorder unrelated to diabetes called hypertriglyceridemia, obesity, hypertension and the uremia of renal failure. We initiated a small, well-defined and controlled Phase II study to characterize the hypoglycemic and lipid-lowering effects of PZG in Type II diabetes.

        AM454.    AM 454 is a DHEA phosphocholine derivative which may have utility in obesity and diabetes.

        Proprietary Formulation Technology.    We have developed several applications for our proprietary formulation technology, a platform technology that employs the use of an inert chemical excipient, cyclodextrin, combined with a drug. Most anti-cancer drugs are cytotoxic, and most must be administered intravenously. If a vein is missed on injection, the drug can leak to surrounding tissue, causing ulceration that sometimes requires plastic surgery to correct. Our proprietary formulation technology is designed to "shield" the drug from the injection site, thus helping to provide the patient protection from tissue ulceration. It may also increase the relative solubility of hard-to-dissolve anti-cancer drugs, hence potentially increasing its stability or shelf life. Each of these benefits must be supported by appropriate data and approved by the FDA as part of an NDA filing. We believe that such features, if approved by the FDA, will result in our formulation products having a significant competitive advantage over their counterparts currently on the market. In March 1994, we acquired exclusive worldwide rights to the patented cyclodextrin technology used in our formulation technology from Janssen Biotech, N.V. and others.

Acquisition of New Products and Technologies

        We are continually reviewing new product development opportunities in an effort to enhance and create a broader product pipeline for future development.

        On April 4, 2006, we completed our acquisition of Montigen, a privately held, oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family. Pursuant to the terms of the merger agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction, consisting of $9.0 million in cash and $8.9 million in shares of SuperGen common stock. In April 2007, we paid the former Montigen stockholders a milestone payment of approximately $10.0 million, which was paid in shares of our common stock. We will pay the Montigen stockholders an additional $12.0 million in shares of our stock, contingent upon achievement of additional regulatory milestones. The acquisition of Montigen has strengthened our pre-clinical development efforts while we continue to focus on later-stage opportunities as well.

Research and Development

        Because of the stage of our development and the nature of our business, we expend significant resources on research and development activities. We expended $23.4 million in 2007, $16.5 million in 2006, and $15.1 million in 2005 on research and development. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our major research and development projects in past years included Dacogen, Orathecin, and studies on additional uses for Nipent, while our current research and development efforts are focused on our drug discovery and pre-clinical activities as well as Phase I and Phase Ib clinical trials for MP-470.

Sales and Marketing

        We currently have no employees focused on sales, marketing, and sales support. Our marketing efforts are handled by our Corporate Communications and Business Development group.

Manufacturing

        We currently outsource manufacturing for all of our product candidates to qualified United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our proprietary compounds in sufficient quantities and on a timely basis, maintaining product quality and compliance with FDA and foreign regulations. We maintain oversight of the quality of our third-party manufacturers through ongoing audits, rigorous review, control over documented operating procedures, and thorough analytical testing by qualified, contracted laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective because we avoid the high fixed costs of plant, equipment, and large manufacturing staffs.

        The FDA must issue marketing clearance and deem a manufacturer acceptable under current good manufacturing practices ("GMPs") before release of active pharmaceutical ingredients ("API"), finished dosage forms, including proprietary and generic drugs for commercial sale may begin.

        We intend to continue evaluating our manufacturing requirements and may establish or acquire our own facilities to manufacture our products for commercial distribution if doing so would reduce costs or improve control and flexibility of product supply.

Government Regulation: New Drug Development and Approval Process

        Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our drug products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical testing, clinical trials, and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations, also govern or have an impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and inspections which could reveal previously unknown problems with such products, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

        The process for new drug approval has three major stages, discovery, pre-clinical and clinical:

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

        Pre-clinical testing.    During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the disease target and the compound is evaluated for safety. These tests can take several years to complete and must be conducted in compliance with Good Laboratory Practice ("GLP") regulations.

        Clinical Testing—The Investigational New Drug Application.    After appropriate animal testing is evaluated and the candidate molecule is found to have an acceptable safety profile, we may decide to expand the development programs to a clinical setting. To accomplish this in the United States an IND is submitted to the FDA. Health authorities in Europe and the rest of the world require a similar clinical trial application. If the controlling authority does not object, we may initiate human testing. These applications include the known chemistry of the compound, how the compound is manufactured, the results of animal studies and other previous experiments, the method by which the drug is expected to work in the human body, a proposed clinical development plan and how, where and by whom the proposed new clinical studies will be conducted. All clinical trials must be conducted in accordance with globally-accepted standards of good clinical practices ("GCPs"). This means we have specific obligations to protect trial subjects and potential patients, monitor the study, collect the data and prepare a report of the study. Clinical trial applications must be updated with new information obtained during the course of the trials.

        Clinical protocols must be approved by independent reviewers, referred to as Institutional Review Boards ("IRB") in the United States and Ethical Committees in Europe. The IRB is charged with providing an independent assessment of the appropriateness of the study, particularly focusing on the safety of the patients that might enroll in the study. The IRB's responsibilities continue while the study is ongoing, focusing on protecting the rights and safety of those enrolled in the study.

        We have an obligation to provide progress reports on clinical trials at least annually to the FDA. The FDA may, at any time during a clinical trial, impose a "clinical hold" if it has serious safety concerns about a trial. If this occurs, the clinical trial cannot continue until the FDA is satisfied that it is appropriate to proceed.

        Clinical Development Plan.    Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

        Phase I clinical trials.    After an IND becomes effective, Phase I human clinical trials can begin. These trials generally involve 20 to 80 healthy patients and typically take approximately one year to complete. These trials are designed to evaluate a drug's safety profile and may include studies to assess the optimal safe dosage range. Phase I clinical studies may evaluate how a drug is absorbed, distributed, metabolized and excreted from the body.

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

        Phase III clinical trials.    These trials are typically large, involving several hundred or even thousands of patients. Phase III trials typically compare an investigational agent against a control product which could be a product already approved for use in that disease or a placebo. During these trials, physicians record observations as defined in the sponsor's protocol onto Case Report forms. The data generated in these studies are monitored regularly by company clinical monitors as well as the participating physician. There are specific requirements for the physician to report any adverse reactions that may result from the use of the drug. Company clinical monitors visit the sites regularly and transmit the data back to the company for analysis and ultimately for presentation to the FDA.

        Marketing application.    Companies have the opportunity to interact with health authorities during the course of a drug development program. Most companies take advantage of this access to gain further insights about the kinds of data that will be expected in their marketing application. After completion of the clinical trial phase, a company must compile all of the chemistry, manufacturing, pre-clinical and clinical data into a marketing application. In the United States, this is called a New Drug Application; in the EU it is called a Marketing Authorization Application ("MAA"). This is a significant amount of information, often in excess of 100,000 pages, and it will be independently reviewed by these health authorities.

        Both the FDA and the European Medicines Evaluation Agency ("EMEA") review these submissions for overall content and completeness before accepting them for review and may request additional information. Once an application is accepted for filing, each agency independently begins its in-depth review. In both the United States and Europe, there are specified timeframes for the completion of review. This process may be extended if an agency requests additional information or clarification regarding the data provided in the submission.

        In the United States, the FDA may refer the application to an appropriate advisory committee for a recommendation as to whether the application should be approved, but the FDA is not bound by this recommendation. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The latter typically contains a number of conditions that must be met in order to secure final approval. When and if those conditions are met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercialization of the drug for specific indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may reject the application by issuing a non-approvable letter. The review and approval process in Europe has substantial similarities to that outlined for the United States.

        Marketing approval.    When a health authority grants marketing approval for a drug, it can now be made available in that country or region. Periodic safety reports must be submitted to health authorities as a way to monitor the use of new drugs introduced to the market. Regulatory agencies around the world place great emphasis on pharmacovigilance, the process of monitoring the safety of a drug when it is released for general use, as the real world setting is very different from the controlled environment of clinical trials.

        Phase IV clinical trials and post marketing studies.    In addition to studies that might have been requested by health authorities as a condition of approval, clinical trials may be conducted to generate more information about the drug after initial approval of the product; including use for additional indications, the use of new dosage forms or new dosing regimens. These studies may generate approved label changes and publications that provide further information to patients and the medical community.

        Fast Track.    The FDA Modernization Act of 1997 specifies that the FDA can assign a fast track designation to a new drug or biologic product that is intended for the treatment of a serious or life-threatening condition and has the potential to address unmet medical needs for such a condition. Under this program, the sponsoring company may request this designation at any time during the development of the product. The FDA must determine whether the product qualifies within 60 days of receipt of the sponsoring company's request. For a product designated as fast track, the FDA has the ability to define a faster review, including allowing the sponsor to provide the NDA in discrete sections. This process is called a "rolling" NDA and is intended to accelerate the review and approval process.

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

        Priority Review.    This is a designation by the FDA for a review period of 6 months, instead of the standard 10 months defined by federal regulation.

        Accelerated Approval.    This is a program intended to make promising products for life-threatening diseases available on the market on the basis of preliminary evidence prior to formal demonstration of patient benefit.

        Approvals in the European Union.    In 1993, the EU established a system for the registration of medicinal products in the EU whereby marketing authorization may be submitted at either a centralized or decentralized level. The centralized procedure is administered by the EMEA and is mandatory for the approval of biotechnology products and is available, at the applicant's option, for other innovative products. The centralized procedure provides for the granting of a single marketing authorization that is valid in all EU member states. A mutual recognition procedure is available at the request of the applicant for all medicinal products that are not subject to the mandatory centralized procedure, under a decentralized procedure.

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

        Off-Label Use.    Drugs are approved for a specific use ("label use") that is then set forth in the document ("label") accompanying the dispensed drug. Physicians may prescribe drugs for uses that are not approved in the product's label. Such "off-label" prescribing may be used by physicians across medical specialties. The FDA does not regulate the behavior of physicians in their choice of treatments but it does limit a manufacturer's communications on the subject of off-label use. Companies cannot promote FDA approved drugs for off-label uses, nor can companies promote the use of a drug before it is approved.

  Other Government Regulations

        As a United States-based company, in addition to laws and regulations enforced by the FDA, we are also subject to regulation by other agencies under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local laws and regulations. These agencies have specialized responsibilities to monitor the controlled use of hazardous materials such as chemicals, viruses and various radioactive compounds.

Market Exclusivity

        The commercial success of a product, once it is approved for marketing, will depend primarily on a company's ability to create and sustain market share and exclusivity. Market exclusivity can be gained and maintained by a number of methods, including, but not limited to: patents, trade secrets, know-how, trademarks, branding and special market exclusivity provided by regulations.

Data Exclusivity and Generic Copies

        There is an abbreviated regulatory review and approval process for a generic copy of an approved drug product. The generic drug can be approved on the basis of an application that is usually limited to manufacturing and biologic equivalence data, with reference to the non-clinical and clinical data that were the bases of approval of the innovator product. The copy can be approved after expiration of relevant patents, and regulatory exclusivity afforded by special circumstances. A new chemical entity will have 5 or 10 years of regulatory exclusivity in the United States or European Union, precluding approval of a generic copy. Additional exclusivity can be afforded by approval of a product or use that has orphan drug status (7 years), or that requires review of new clinical data (3 years), or is for expansion of use to a pediatric population (6 months). These exclusivities are independent, and could run sequentially, effectively extending the period of market exclusivity. There is no assurance that such special regulatory exclusivities are applicable for our compounds. Further, a company seeking to market a generic might successfully challenge the patent protection of the marketed drug, thereby shortening its exclusive marketing period.

Orphan Drug Designation

        The United States, European Union, Japan and Australia have all enacted regulations to encourage the development of drugs intended to treat rare diseases. Orphan drug designation must be requested before submitting an application for marketing approval. After the granting of an orphan drug designation, the chemical identity of the therapeutic agent and its potential treatment use are disclosed publicly. If and when a product with orphan drug status receives marketing approval for the orphan indication, the product is entitled to marketing exclusivity, which means the regulatory authority may not approve any other applications to market the same drug for the same indication for seven years in the United States, ten years in Europe and Japan and four years in Australia.

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

        We actively pursue patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Importantly, we are prosecuting a number of patent applications directed to various compounds in our pipeline, including those from our Discovery group. Additionally, we have been granted patents and have received patent licenses relating to our proprietary formulation technology, non-oncology and non-core technologies.

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

        In general, we obtain licenses from various parties we deem necessary or desirable for the development, manufacture, use, or sale of our products or product candidates. Some of our proprietary products are dependent upon compliance with numerous licenses and agreements. These licenses and agreements may require us to make royalty and other payments, to reasonably exploit the underlying technology of applicable patents, and to comply with regulatory filings. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of these potential products, which would adversely affect our product development and harm our business.

        We also have patents, licenses to patents and pending patent applications outside of the United States, such as in Europe, Australia, Japan, Canada, Mexico, China, Israel and India. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in these countries outside the United States, may limit the protection we have on patents issued or licensed to us outside the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the European Union, Canada, Australia and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

Trade Secrets and Trademarks

        We also rely on trade secret protection for certain proprietary technology. To protect our trade secrets and our other confidential information, we pursue a policy of having our employees and consultants execute proprietary information agreements upon commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the relationship is confidential except in specified circumstances. Further, we minimize the dissemination of our trade secrets by limiting the knowledge of staff only to the specific knowledge of a trade secret to what they need to know, and protective sequestering of trade secrets behind, for example, locks and passwords.

Competition

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include Rigel, Exelixis, SGX, Millennium, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, Pharmion Corp. and others.

        Many of our competitors have substantially greater financial, research and development and manufacturing resources than we do and represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, MP-470 faces competition from a multitude of other investigational drugs which are multi-targeted tyrosine kinase inhibitors and inhibitors of the DNA repair pathway. There are a number of investigational drugs that are inhibitors of aurora kinases which are direct competitors of MP-529. We also expect that there will be other inhibitors of Pim kinases that will emerge as competition for SGI-1776 as well as other investigational drugs progressing through our discovery pipeline. In addition, Dacogen faces competition from 5-aza-cytidine as well as oral formulations of 5-aza-cytidine and other drugs in development to treat MDS.

        In addition, many of these competitors, either alone or together with their customers and partners, have significantly greater experience than we do in discovering products, undertaking pre-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we elect to commence commercial product sales of our product candidates, we could be at a disadvantage relative to many companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

        Factors affecting competition in the pharmaceutical industry vary depending on the extent to which competitors are able to achieve an advantage based on superior differentiation of their products' greater institutional knowledge or depth of resources. If we are able to establish and maintain a competitive advantage based on the ability of CLIMB to discover new drug candidates more quickly and against targets not accessible by many competitors, our advantage will likely depend primarily on the ability of our CLIMB technology to make accurate predictions about the effectiveness and safety of our drug candidates as well as our ability to effectively and rapidly develop investigational drugs.

        Extensive research and development efforts and rapid technological progress characterize the industry in which we compete. Although we believe that our proprietary drug discovery capabilities afford us a competitive advantage relative to other discovery and development companies competing in oncology, we expect competitive intensity in this pharmaceutical segment to continue. Discoveries by others may render CLIMB and our current and potential products noncompetitive. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development plans, obtain patent protection and secure adequate capital resources.

Employees

        As of December 31, 2007, we had 80 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we consider our relations with employees to be good.

Geographic Area Financial Information

        We operate in one business segment—human therapeutics. In 2007, 100% of our product revenues were from the EU. In 2006 and 2005, 94% of our product revenues were from the United States and 6% from the EU.

Available Information

        We are subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

        In July 2006, MGI announced that it had sublicensed Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global sales and regulatory targets. Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. However, if Dacogen is never approved in Europe, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and future revenues and our business will be harmed.

Our right to receive a significant portion of the consideration for the sale of Nipent to Mayne Pharma is subject to contingencies beyond our control.

        In August 2006 we sold the North American rights to Nipent and Surface Safe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34.0 million. Over $2.0 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next two years. Achievement of these sales targets are beyond our control. In April 2007 we sold the remaining worldwide rights to Nipent to Mayne for approximately $8.3 million. $250,000 of that aggregate purchase price is an indemnification holdback to be held by Mayne until October 2008 to cover any potential claims. If there are claims against the indemnification holdbacks, and/or we are not entitled to the approximately $2.0 million of deferred payments under the North American transaction, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $352.2 million from inception through December 31, 2007, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2008 and may never achieve profitability.

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

  •
  our ability to obtain FDA approval and bring to market other proprietary products that are advancing through our internal clinical development infrastructure;

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

        We will continue to spend substantial resources on expanding our product pipeline, commercializing future products, and conducting research and development, including clinical trials for our product candidates. Based on our currently forecasted product development activities, we anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2009. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

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

        Our investments in marketable securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. However, we are exposed to equity price risk on our equity investment in AVI. Currently we own 2,384,211 shares of

AVI and have recorded an unrealized loss of $2.4 million related to this investment as of December 31, 2007. During the year ended December 31, 2004, we recorded a write-down of $7.9 million related to an other than temporary decline in the value of our equity investment in AVI, resulting in a reduction of our cost basis in the AVI shares. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of June 30, 2004, the AVI shares had been trading below our original cost basis for more than six months. Since there was no compelling evidence to the contrary, we recorded the impairment charge of $7.9 million in our results of operations. The amount of the charge was based on the difference between the market price of the shares as of June 30, 2004 and our adjusted cost basis. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their new cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

Product Development and Regulatory Risks

Before we can seek regulatory approval of any of our product candidates, we must complete clinical trials, which are expensive and have uncertain outcomes.

        All of our product candidates are either in the developmental or clinical trial stage and, prior to their sale, will require regulatory approval and the commitment of substantial resources. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective for use in humans.

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

  •
  unforeseen safety issues;

  •
  lack of efficacy demonstrated during the clinical trials; or

  •
  governmental or regulatory delays.

        If we are unable to achieve a satisfactory rate of completion of our clinical trials, our business will be significantly harmed.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in compliance with regulatory requirements.

        Our clinical trials must be conducted in accordance with the requirements of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorties, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice ("GCP") regulations and guidelines for all of our products in clinical development. GCPs are enforced through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practices ("GMPs"), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

        Because we have no manufacturing facilities, we rely on third parties for manufacturing activities related to all of our product candidates. As we develop new products, we must establish and maintain relationships with manufacturers to produce and package sufficient supplies of our finished pharmaceutical products. Reliance on third party manufacturing presents the following risks:

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

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include Rigel, Exelixis, SGX, Millennium, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, Pharmion Corp. and others.

        Many of our competitors have substantially greater financial, research and development and manufacturing resources than we do and represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, MP-470 faces competition from a multitude of other investigational drugs which are multi-targeted tyrosine kinase inhibitors and inhibitors of the DNA repair pathway. There are a number of investigational drugs that are inhibitors of aurora kinases which are direct competitors of MP-529. We also expect that there will be other inhibitors of Pim kinases that will emerge as competition for SGI-1776 as well as other investigational drugs progressing through our discovery pipeline. In addition, Dacogen faces competition from 5-aza-cytidine as well as oral formulations of 5-aza-cytidine and other drugs in development to treat MDS.

        In addition, many of these competitors, either alone or together with their customers and partners, have significantly greater experience than we do in discovering products, undertaking pre-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we elect to commence commercial product sales of our product candidates, we could be at a disadvantage relative to many companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

        Factors affecting competition in the pharmaceutical industry vary depending on the extent to which competitors are able to achieve an advantage based on superior differentiation of their products' greater institutional knowledge or depth of resources. If we are able to establish and maintain a competitive advantage based on the ability of CLIMB to discover new drug candidates more quickly and against targets not accessible by many competitors, our advantage will likely depend primarily on the ability of our CLIMB technology to make accurate predictions about the effectiveness and safety of our drug candidates as well as our ability to effectively and rapidly develop investigational drugs.

        Extensive research and development efforts and rapid technological progress characterize the industry in which we compete. Although we believe that our proprietary drug discovery capabilities afford us a competitive advantage relative to other discovery and development companies competing in oncology, we expect competitive intensity in this pharmaceutical segment to continue. Discoveries by others may render CLIMB and our current and potential products noncompetitive. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development plans, obtain patent protection and secure adequate capital resources.

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

  •
  establish superior proprietary positions; or

  •
  obtain FDA or foreign regulatory approval for labeling claims that are more favorable than those for our products.

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

        Our operations are vulnerable to interruption by fire, power loss, floods, telecommunications failure and other events beyond our control. In addition, our operations are susceptible to disruption as a result of natural disasters such as earthquakes. So far we have never experienced any significant disruption of our operations as a result of earthquakes or other natural disasters. Although we have a contingency recovery plan, any significant business interruption could cause delays in our drug development and future sales and harm our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None

ITEM 2.    PROPERTIES.

        Our principal administrative facility is currently located in leased general office space, containing approximately 50,000 square feet, in Dublin, California, under a lease that expires in November 2010. Our drug formulation laboratory operations are located in a 10,000 square foot industrial building that we own in Pleasanton, California. We are currently leasing 11,700 square feet of space for our drug discovery laboratory operations in Salt Lake City, Utah. The lease on this space expires in May 2012. We believe the above properties are adequate and suitable for our operations in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS.

        We are not currently subject to any pending material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

        Our common stock trades on the Nasdaq Global Market under the symbol "SUPG." The following table sets forth the high and low sales information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq Global Market:

	High	Low
2007
Quarter ended March 31, 2007	$6.12	$4.57
Quarter ended June 30, 2007	7.53	5.47
Quarter ended September 30, 2007	6.63	3.92
Quarter ended December 31, 2007	4.89	3.60
2006
Quarter ended March 31, 2006	$5.97	$4.80
Quarter ended June 30, 2006	5.82	3.18
Quarter ended September 30, 2006	5.01	3.01
Quarter ended December 31, 2006	5.78	4.51

Holders of Record

        As of March 6, 2008, there were 578 holders of record of our common stock and approximately 19,500 beneficial stockholders.

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

        The graph compares our cumulative total stockholder return with those of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes that $100 was invested on December 31, 2002 in the Company's common stock and in the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index, including reinvestment of dividends. Note that historic stock price performance should not be considered indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 15 of Part IV of this report.

	Year ended December 31,
Consolidated Statement of Operations Data:
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Total revenues	$22,954	$38,083	$30,169	$31,993	$11,494
Cost of product revenue	221	2,003	3,051	4,135	3,865
Research and development expenses	23,423	16,544	15,059	23,978	26,312
Selling, general and administrative expenses	13,520	24,714	28,046	28,800	24,436
Acquired in-process research and development	9,967	16,318	—	—	—
Gain on sale of products	(33,677)	—	—	—	—

Income (loss) from operations	9,500	(21,496)	(15,987)	(24,920)	(43,119)
Other income (expense)	3,581	5,009	1,505	(21,940)	(10,351)

Net income (loss)	$13,081	$(16,487)	$(14,482)	$(46,860)	$(53,470)

Basic net income (loss) per common share	$0.23	$(0.31)	$(0.28)	$(1.04)	$(1.56)

Diluted net income (loss) per common share	$0.23	$(0.31)	$(0.28)	$(1.04)	$(1.56)

Shares used to compute basic net income (loss) per common share	56,868	53,439	51,309	44,953	34,276

Shares used to compute diluted net income (loss) per common share	57,301	53,439	51,309	44,953	34,276

	As of December 31,
Consolidated Balance Sheet Data:
	2007	2006	2005	2004	2003
	(In thousands)
Cash, cash equivalents, marketable securities, investments, and restricted cash and investments.	$93,385	$78,585	$60,289	$67,047	$39,926
Other current assets	857	3,984	8,972	22,444	9,035
Property, plant and equipment, net	4,435	3,752	2,907	3,635	4,420
Other assets	1,771	1,725	1,103	1,531	1,355

Total assets	$100,448	$88,046	$73,271	$94,657	$54,736

Convertible debt, net of discounts	$—	$—	$—	$—	$13,593
Other current liabilities	6,961	21,276	8,042	20,517	11,821
Non-current liabilities	832	938	972	927	2,475
Total stockholders' equity	92,655	65,832	64,257	73,213	26,847

Total liabilities and stockholders' equity	$100,448	$88,046	$73,271	$94,657	$54,736

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

Overview

        We are a pharmaceutical company dedicated to the discovery, development, and commercialization of therapies to treat patients with cancer. We have a number of Aurora-A and Tyrosine Kinase inhibitors and DNA methyltransferase clinical and pre-clinical products under development. In 2006, Dacogen received approval for marketing in the United States, during 2006 and 2007 we sold the North American and remaining worldwide rights to Nipent to Mayne Pharma, and in 2006 we acquired a drug discovery and development company to complement our ongoing licensing efforts. These changes were implemented to mitigate the ongoing risk of competitive in-licensing and to maximize the return on both existing resources and our incoming royalty and milestone revenue.

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our past development efforts have been focused primarily on the key compounds of Dacogen and Nipent.

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40 million equity investment in our company and will pay up to $45 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. During the year ended December 31, 2007, we recorded royalty revenue of $22.3 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when it is received from MGI.

        In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, we may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

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

        On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and our SurfaceSafe cleaning system. Pursuant to the Asset Acquisition Agreement, we received cash proceeds of $13.4 million upon closing of the transaction. In addition to the initial payment and holdbacks, we had the right to receive annual deferred payments totaling $14.1 million over the following five years based on achievement of specific sales targets. These annual deferred payments might be accelerated under certain circumstances, including a change of control of Mayne. Such a change of control occurred in February 2007 when Mayne was acquired by Hospira, Inc. and we received $10.3 million of the deferred payments. We continued to maintain our commercial operations organization to support the sales and marketing of Nipent during the six month transition period, which ended on February 21, 2007. We were reimbursed by Mayne for all Nipent sales and marketing costs during the transition period, including employee salaries and overhead.

        On April 2, 2007, we closed another transaction with Mayne, completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million as a condition of the closing, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million that will be received when certain contractual conditions are met, including a $1 million supply holdback payment.

        In August 2007, we received a sales milestone payment of $1.8 million from Mayne and in December 2007 received $6 million in supply holdback payments.

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

        Pursuant to the terms of the merger agreement with Montigen, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. The merger agreement also specified an additional $22 million due to the Montigen stockholders, payable in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. The first Montigen compound was cleared in April 2007 by the FDA to begin Phase I clinical trials, which triggered the first milestone payment to the former Montigen stockholders of approximately $10 million which we paid in shares of our common stock.

        To date, our product revenues have been limited and were derived primarily from sales of Nipent for the treatment of hairy cell leukemia, which was marketed in the United States until August 2006 and in Europe through March 2007. All of our current products are in the development or clinical trial stage, and will require substantial additional investments in research and development, clinical trials, regulatory and sales and marketing activities to commercialize these product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $352 million through December 31, 2007, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2008.

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

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue and gain recognition, goodwill and intangible assets, the valuation of investments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Stock-Based Compensation

        In 2006 and 2007, we accounted for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R").

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Expected volatility is determined based on a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. The expected life of our stock options is based on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. We do not expect to pay any dividends in the foreseeable future.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        As of December 31, 2007, there was $4.2 million of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.25 years. We expect approximately 1.8 million in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

  Revenue and Gain Recognition

        Our net product revenues have related principally to Nipent. We recognized sales revenue upon shipment and related transfer of title to customers, when collectibility was reasonably assured.

        Cash advance payments received in connection with distribution agreements, license agreements, or research grants are generally deferred and recognized ratably over the period of the respective agreements or until services are performed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified substantive milestones according to contract terms. Deferred revenue represents the portion of such cash advance payments received that have not been earned.

        We accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which were amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $630,000 through the year ended December 31, 2007 was reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth were deferred and were recognized as revenue (and related cost of revenue) when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we received an additional amount of net profit based on Wyeth's sales of Nipent. During the year ended December 31, 2007, we received $257,000 of net profit, which was included in net product revenue.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the year ended

December 31, 2007, we recorded royalty revenue of $22.3 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when it is received from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. During 2006, we received $5 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and a sublicense with Cilag GmbH, may receive up to $23.75 million in future milestone payments as they are achieved for Dacogen globally.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement of $13.4 million, the accelerated milestone payment of $10.3 million, and $4.0 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and deferred amounts for additional alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24.6 million, which was recognized during the quarter ended June 30, 2007. The gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as of December 31, 2006 as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain on sale of products of $600,000 at December 31, 2007 consists solely of the estimated price protection exposure.

        We received our first annual sales milestone payment of $1.8 million in August 2007, and received $6.0 million in supply holdback payments in December 2007, which were also recorded as a gain on sale of products in the year ended December 31, 2007, together with $1.2 million received upon the sale of certain products to Intas Pharmaceuticals, Ltd.

        As we have determined that the Nipent operations sold to Mayne did not represent a separate component of our business, we have reflected activities related to the Nipent and Surface Safe business in operating activities for all periods presented.

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

  Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. Specifically, as of December 31, 2007, we own 2,384,211 shares of AVI BioPharma, Inc. and have recorded an unrealized loss of $2.4 million related to this investment as of December 31, 2007. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities, are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations. It is reasonably possible that we will determine that the unrealized loss related to AVI is other than temporary in the near term.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

  Acquired In-Process Research and Development

        The value assigned to acquired in-process research and development in 2006 represented the fair value of Montigen's incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the future net cash flows for two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In 2007, the first Montigen compound received clearance from the FDA to commence Phase I clinical trials, which triggered a milestone payment of $10.0 million to the former Montigen stockholders. This amount was paid in shares of our common stock and recorded as acquired in-process research and development expense in 2007.

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

Results of Operations

Revenues (in thousands)	2007	2006	2005
Net product revenue	$621	$9,563	$16,059
Development and license revenue	—	25,093	13,353
Royalty revenue	22,333	3,427	—
Distribution agreement and other revenue	—	—	757

Total revenues	$22,954	$38,083	$30,169

        The decline in our net product revenue has been due primarily to the disposal of our commercial products in 2006 and 2007. Our net product revenues had consisted of sales of Nipent, Surface Safe, and generic mitomycin. We sold the North American rights to Nipent and Surface Safe to Mayne Pharma in August 2006 and ceased selling mitomycin at the same time. We sold the rights to mitomycin to Intas Pharmaceuticals in April 2007 and sold the remaining worldwide rights to Nipent to Mayne Pharma in April 2007.

        Development and license revenue relates to our license agreement entered into with MGI Pharma in September 2004 for Dacogen. In 2006, development and license revenue consisted primarily of $20 million in milestone revenue related to the approval of Dacogen by the FDA, and $5 million associated with the sublicense of Dacogen in all territories outside North America from MGI to Janssen-Cilag. Development and license revenue for 2005 included $9.9 million related to the amortization of deferred revenue in connection with an upfront payment received from MGI, and $3.4 million related to the reimbursement of Dacogen development and allocated overhead costs. We had no similar revenues in 2007.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when it is received from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. The royalty revenues recorded in 2007 represent MGI's Dacogen sales for the fourth quarter of 2006 and the first three quarters of 2007. The $3.4 million of royalty revenue we recognized in 2006 reflected royalties from MGI's Dacogen sales for the second and third quarters of 2006. Royalty revenue has been increasing each quarter due to increasing sales of Dacogen subsequent to its introduction into the U.S. market in 2006.

        Distribution agreement and other revenue for 2005 included $167,000 relating to the termination of our Nipent distribution agreement with Abbott Laboratories, and $590,000 relating to the proceeds received from the transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in our generic daunorubicin. There were no similar transactions in 2006 or 2007.

Costs and operating expenses (in thousands)	2007	2006	2005
Cost of product revenue	$221	$2,003	$3,051
Research and development	23,423	16,544	15,059
Selling, general and administrative	13,520	24,714	28,046
Acquired in-process research and development	9,967	16,318	—
Gain on sale of products	(33,677)	—	—

Total costs and operating expenses	$13,454	$59,579	$46,156

        The decrease in cost of product revenue was due primarily to the disposal of our commercial products in 2006 and 2007 as noted in the discussion of the decline in our product revenue above.

        The increases in research and development expenses were due to higher drug discovery research costs associated with the acquisition of the Montigen facility in Salt Lake City, Utah in 2006 and clinical trial costs related to the initiation of Phase I and Phase Ib studies for MP470 in 2007, partially offset by the cessation of clinical research and supply costs related to Nipent. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        The decreases in selling, general and administrative expenses for 2007 and 2006 relate primarily to lower costs associated with sales and marketing programs due to the sale of our North American and worldwide rights to Nipent and Surface Safe to Mayne and lower costs related to our European operations, partially offset by higher expenses related to stock-based compensation expense. We sold the North American rights to Nipent and Surface Safe to Mayne Pharma in August 2006 and ceased selling mitomycin at the same time. We sold the rights to mitomycin to Intas Pharmaceuticals in April 2007 and sold the remaining worldwide rights to Nipent to Mayne Pharma in April 2007.

        In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first milestone payment to the former Montigen stockholders of $9,967,000, which we paid through the issuance of 1,477,000 shares of our common stock, which was recorded as acquired in-process research and development expense in the year ended December 31, 2007. Acquired in-process research and development expense recorded in the year ended December 31, 2006 related to the acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen's incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

        Gain on sale of products recorded in the year ended December 31, 2007 relates to the sale of our worldwide rights to Nipent and Surface Safe to Mayne Pharma and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals, as well as the first annual milestone payment of $1.8 million received from Mayne/Hospira in August 2007 relating to the achievement of certain Nipent sales targets and $6 million in supply holdbacks received in December 2007.

Other income (expense) (in thousands)	2007	2006	2005
Interest income	$4,017	$2,746	$1,727
Gain on disposition of investment in AVI BioPharma	—	780	—
Other income (expense)	(25)	241	(11)
Change in valuation of derivatives	—	1,817	(211)
Income tax provision	411	575	—

        The increases in interest income are due to higher available cash and marketable securities balances due primarily to increased Dacogen royalty revenues and payments received from MGI, the receipt of initial proceeds from the sale of North American rights to Nipent and Surface Safe to Mayne in August 2006, milestone payments received from Mayne in February 2007, proceeds from the sale of the worldwide rights to Nipent to Mayne in April 2007, and sales milestones and supply holdback payments received from Mayne in August and December 2007.

        As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. In January 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1.5 million in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price. We had no similar transactions in 2005 or 2007.

        During 2006, other income (expense) primarily represented transaction gains on foreign currency exchange relating to activities of our subsidiary EuroGen, reflecting increased activity at EuroGen that began selling and distributing Nipent in 2006. Prior year transaction gains or losses were not material and were included in operating expenses.

        The warrants issued in our June 2003 convertible debt transaction represented a derivative instrument and were revalued each quarter using the Black-Scholes pricing model. The warrants expired on December 31, 2006, so there was no corresponding change in value recorded in 2007.

        The tax provision recorded in 2007 reflects federal and state income taxes at statutory rates and the application of net operating loss carryforwards, offset by certain non-deductible expenses, including acquired in-process research and development expense. Although we had a net loss for book purposes in 2006, we recorded a tax provision primarily due to non-deductible acquired in-process research and development expenses.

Liquidity and Capital Resources

        Our cash, cash equivalents, and current and non-current marketable securities totaled $90.8 million at December 31, 2007, compared to $67.9 million at December 31, 2006.

        Net cash used in operating activities was $5.8 million in 2007, and consisted primarily of the net income of $13.1 million, plus the non-cash impacts of acquired in-process research and development of $10.0 million, non-cash stock-based compensation expense of $4.3 million, and depreciation and amortization of $2.0 million. We also had a decrease in accounts receivable of $1.9 million due to the sale of our commercial operations, more than offset by a decrease in accounts payable and other liabilities of $2.8 million, and the recognition of and change in the deferred gain on sale of products of $34.6 million. Net cash provided by operating activities was $7.2 million in 2006, and consisted primarily of the net loss of $16.5 million, plus the change in valuation of derivatives of $1.8 million and the cash payment of $2.1 million to Wyeth to acquire the European distribution rights to Nipent, more than offset by adjustments related to the non-cash amortization of intangibles and distribution and marketing rights of $2.1 million, the non-cash impacts of stock compensation expense of $3.4 million, and acquired in-process research and development of $16.3 million relating to the acquisition of Montigen. We also had a decrease in accounts receivable of $4.1 million due to the sale of the North American rights to Nipent and Surface Safe to Mayne, and an increase in accounts payable and other liabilities of $1.1 million. Net cash used in operating activities was $11.7 million in 2005, and consisted primarily of the net loss of $14.5 million, plus the amortization of deferred revenue of $9.9 million from the MGI license agreement, payment of $1.5 million to Abbott terminating our Nipent distribution agreement, and a $1.1 million reduction in accounts payable and other liabilities primarily due to lower research and development related activities, partially offset by decreases in accounts receivable of $11.6 million, due primarily to the receipt of $12.5 million in milestone related payments from MGI in 2005, and inventories of $1.9 million.

        Net cash provided by investing activities was $12.4 million in 2007, and consisted primarily of milestone payments of $17.1 million from Mayne relating to the sale of the North American rights to Nipent, $5.1 million from Mayne for the sale of the remaining worldwide rights to Nipent, $1.5 million in maturities of marketable securities, and $1.2 million for the sale of products to Intas, partially offset by $10.9 million for purchases of marketable securities and $1.7 million for purchases of property and equipment. Net cash provided by investing activities in 2006 was $5.3 million, and consisted primarily of

$1.5 million in proceeds from the sale of marketable securities and $13.4 million received from Mayne for the sale of the North American rights to Nipent and Surface Safe, partially offset by $900,000 relating to purchases of property and equipment and $8.7 million relating to the cash paid upon the acquisition of Montigen. Net cash provided by investing activities was $18.8 million in 2005, and consisted of $29.8 million in proceeds from the maturities of marketable securities partially offset by $11.6 million in purchases of marketable securities.

        Net cash provided by financing activities in 2007, 2006, and 2005 of $3.8 million, $7.5 million, and $2.2 million, respectively, consisted of proceeds from the issuance of common stock upon exercise of stock options and warrants.

        Our contractual obligations as of December 31, 2007 are as follows (in thousands):

	Payments Due by Period
	Total	<1 year	1-3 years	4-5 years	After 5 years
Operating leases, net	$7,294	$2,327	$4,853	$114	$—

Total contractual cash obligations	$7,294	$2,327	$4,853	$114	$—

        We are also obligated to potentially spend up to $80.0 million in milestone and development related payments to AVI for development of Avicine. We are unable to determine precisely when and if our payment obligations under our agreement with AVI will become due as these obligations are based on milestone events the achievement of which is subject to a significant number of risks and uncertainties. Because some of the milestone events are revenue-related and payment obligation would not be triggered absent our receipt of revenues from the relationship, we may be able to use funds generated from these relationships to make the milestone payments if they become due.

        We have financed our operations primarily through the issuance of equity and debt securities, the receipt of milestone and royalty payments in connection with collaborative agreements, and the sale of non-core assets. Based on our current forecasted product development activities, we believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through at least December 31, 2009. We may pursue additional financing options, including the selling of additional shares of stock in public or private offerings.

        We believe that our need for additional funding will increase in the future, especially if we acquire new product technologies for development and sale, and our ability to continue raising funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through December 31, 2009.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Related Party Transactions

  KineMed, Inc.

        In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc. ("KineMed"), a start-up biotech company. In March 2003, we made an additional equity investment of $30,000 to acquire an additional 15,000 shares. The president and chief executive officer of KineMed is a former director of SuperGen. Our current president and chief executive officer is a member of the board of directors of KineMed. We accounted for this investment under the cost method as our ownership was less than 20% of KineMed's outstanding shares. During 2005, we determined that the value of this investment was impaired due to the uncertain viability of KineMed as a going concern. As a result, the entire cost of the investment of $180,000 was charged to Selling, general, and administrative expense in 2005. We had no similar transactions in 2006 or 2007.

  AVI BioPharma, Inc.

        In December 1999, we entered into an agreement with AVI BioPharma, Inc. At the time, the chief executive officer of AVI was a member of our board of directors. He later resigned from our board in May 2002. The former president and chief executive officer of SuperGen was a member of the board of directors of AVI through March 2004. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately 7.5% of AVI's outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. We also acquired exclusive negotiating rights for the United States market for Avicine, AVI's proprietary cancer vaccine.

        In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire an additional 10% of AVI's common stock for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI as an investment in equity securities that are available-for-sale as our ownership is less than 20% of AVI's outstanding shares.

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. In 2003 and 2002, we recorded a total of $565,000 in research and development expenses for Avicine. At December 31, 2007, this amount was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

  Quark Biotech, Inc.

        Our current president and chief executive officer is a former director and our former president and chief executive officer is currently a director and both are stockholders of Quark Biotech, Inc. ("QBI"), a privately-held development stage biotechnology company. In June 1997, we made an equity investment of $500,000 in QBI's preferred stock, which represented less than 1% of the company's outstanding shares as of December 31, 2001. Our investment in QBI is carried at cost and was recorded as Investment in stock of related parties as of December 31, 2006. At December 31, 2007 the investment is included in Other assets.

Recently Issued Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We were required to adopt SFAS 157 as of January 1, 2008. We are currently evaluating the impact of SFAS 157 and have not yet determined the effect on our earnings or financial position.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 141R beginning January 1, 2009, as required. We do not anticipate that the adoption of SFAS 141R will currently have a material impact on our consolidated financial statements but will impact any business combination beginning in 2009.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 during its fiscal year ending December 31, 2008. The adoption of SFAS 159 in our first fiscal quarter of 2008 did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any financial assets or liabilities.

        In June 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 specifies the timing of expense recognition for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for the Company as of January 1, 2008. EITF 07-03 will not have a material impact on our financial position or results of operations.

Income Taxes

        As of December 31, 2007, we have net operating loss carryforwards for federal income tax purposes of approximately $268 million which expire in the years 2011 through 2026, and federal research and development credit carryforwards of approximately $8.7 million, which expire in the years 2008 through 2027.

        Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances, and information available at the reporting date.

        We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefits, as described in FIN 48, as of December 31, 2007. Also, there are no accrued amounts for interest and penalties.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties expenses are recognized in the statement of operations in the current year. We do not expect any unrecognized tax benefits to be recognized within the next twelve months. We are subject to income tax examinations for U.S. Federal incomes taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

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

        Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A, A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

  Foreign Currency Risk

        We sold products in Europe through March 2007. Based on our ongoing activities in Europe, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material, nor do we expect it to be material in the future. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will assess our need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007 our disclosure controls are sufficiently effective to ensure that the information required to be disclosed by us in this Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2007. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control-Integrated Framework. Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2007 was effective.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report that the Company's internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SuperGen, Inc.

        We have audited SuperGen, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, SuperGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuperGen, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of SuperGen, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 14, 2008

ITEM 9B.    OTHER INFORMATION.

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS.

        Information regarding our Board of Directors is incorporated by reference to the section entitled "Election of Directors" appearing in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement").

        The names of our executive officers and their ages, titles and biographies as of March 7, 2008 are set forth below.

Executive Officers

Name	Age	Position
James S. J. Manuso, Ph.D.	59	President, Chief Executive Officer and Director
Gregory Berk, M.D.	49	Chief Medical Officer
Michael Molkentin	53	Chief Financial Officer

        James S. J. Manuso, Ph.D., has served as our president and chief executive officer since January 1, 2004, as our chief executive officer-elect from September 2003 to December 2003 and as a director since February 2001. Dr. Manuso is co-founder and immediate past president and chief executive officer of Galenica Pharmaceuticals, Inc. Dr. Manuso co-founded and was general partner of PrimeTech Partners, a biotechnology venture management partnership, from 1998 to 2002, and managing general partner of The Channel Group LLC, an international life sciences corporate advisory firm. He was also president of Manuso, Alexander & Associates, Inc., management consultants and financial advisors to pharmaceutical and biotechnology companies. Dr. Manuso was a vice president and director of Health Care Planning and Development for The Equitable Companies (now Group Axa), where he also served as acting medical director. He currently serves on the boards of Merrion Pharmaceuticals Ltd. (MERR:IEX; Dublin, Ireland), Novelos Therapeutics, Inc. (NVLT:OB) and privately-held, KineMed, Inc. Previously, he served on the boards of Inflazyme Pharmaceuticals, Inc., Symbiontics, Inc., Quark Biotech, Inc., Galenica Pharmaceuticals, Inc., and Supratek Pharma, Inc. Dr. Manuso earned a B.A. with Honors in Economics and Chemistry from New York University, a Ph.D. in Experimental Psychophysiology from the Graduate Faculty of The New School University, a Certificate in Health Systems Management from Harvard Business School, and an Executive M.B.A. from Columbia Business School. Dr. Manuso is the author of over 30 chapters, articles and books on topics including health care cost containment and biotechnology company management. He has taught and lectured at Columbia, New York University, Georgetown, Polytechnic University, and Waseda University (Japan). He has delivered invited addresses at meetings of the American Management Association, the American Medical Association, the Securities Industry Association, the Biotechnology Industry Organization, and many other professional associations. Dr. Manuso previously served as vice president and a member of the Board of Trustees of the Greater San Francisco Bay Area Leukemia & Lymphoma Society.

        Dr. Gregory Berk joined us as chief medical officer in May 2007. An oncology veteran with more than 23 years of experience, Dr. Berk was most recently senior vice president and chief medical officer for Hana Biosciences, a San Francisco-based oncology company. Previously, he was medical director for the Network of Medical Communications and Research, a consulting and medical education company focused on clinical-stage oncology research. Dr. Berk was an attending physician in the Department of

Medicine at New York Presbyterian Hospital (Cornell Campus) and an assistant professor of medicine at the Weill Medical College of Cornell University, where he was an investigator in numerous oncology clinical trials, including the pivotal trials for Gleevec as well as colorectal and breast cancer trials for Avastin and a number of CALGB studies. Dr. Berk holds a medical degree from Case Western Reserve University School of Medicine in Cleveland, Ohio. He began his undergraduate studies in biochemistry at Cambridge University in Cambridge, England and graduated summa cum laude from Tulane University in New Orleans, Louisiana. Dr. Berk completed his internship, residency and fellowship at The New York Hospital—Cornell Medical Center. He is Board certified in internal medicine and medical oncology and is a member of the American Society of Hematology and the American Society of Clinical Oncology.

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

        Audrey Jakubowski, Ph.D., served as our chief regulatory and quality officer until she retired from the Company in August 2007.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Compensation of Directors and Executive Officers," including Compensation Committee Interlocks and Insider Participation, in the Proxy Statement. The information included under the heading "Compensation Committee Report" in the Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

        The following financial statements and report of Ernst & Young LLP, Independent Registered Public Accounting Firm, are included in Part IV of this Report on the pages indicated:

  2.
  Financial Statement Schedules:

        All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

  3.
  Exhibits:

Exhibit Number	Description of Document
(d)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(s)3.2	Bylaws of the Registrant, as amended and restated through May 30, 2001.
(i)4.1	Specimen Common Stock Certificate.
(h)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(**)(p)10.2	1993 Stock Option Plan (as amended through July 11, 2000).
(**)(e)10.3	Forms of stock option agreements under the 1993 Stock Option Plan.
(**)(j)10.4	1996 Directors' Stock Option Plan, as amended effective February 7, 2001.
(**)(n)10.5	2003 Stock Plan, as amended effective March 10, 2005.
(**)(m)10.6	1998 Employee Stock Purchase Plan, as amended effective March 1, 2004.
(**)(a)10.7	Executive Employment and Confidential Information and Invention Assignment Agreement dated January 1, 2004 between Registrant and James Manuso.
(**)(c)10.8	Executive Employment and Confidential Information and Invention Assignment Agreement effective January 1, 2007 between Registrant and James Manuso.
(d)10.9	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P.
(*)(f)10.10	License Agreement between Stehlin Foundation for Cancer Research and the Registrant dated September 3, 1997.
(*)(r)10.11	Amendment No. 1 to License Agreement dated November 1, 1999 between the Registrant and the Stehlin Foundation for Cancer Research.
(*)(g)10.12	Supply Agreement dated October 20, 1997 between the Registrant and Warner-Lambert Company.
(r)10.13	Common Stock and Warrant Purchase Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(r)10.14	United States of America Sales, Distribution, and Development Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(q)10.15	Registration Rights Agreement dated April 4, 2000 between the registrant and AVI BioPharma, Inc.
(*)(t)10.16	Supply and Distribution Agreement dated September 21, 2001 between the Registrant and EuroGen Pharmaceuticals Ltd.
(o)10.17	Securities Purchase Agreement dated February 26, 2003 by and among the Registrant and the purchasers named therein.
(o)10.18	Form of Warrant dated February 26, 2003 issued to the purchasers under the Securities Purchase Agreement dated February 26, 2003.
(*)(i)10.19	License Agreement dated February 13, 2001 between the Registrant and Peregrine Pharmaceuticals, Inc.
(b)10.20	Securities Purchase Agreement dated as of March 5, 2004 by and among the Registrant and the purchasers named therein.
(b)10.21	Form of Warrant dated as of March 5, 2004 for issuance under the Securities Purchase Agreement dated March 5, 2004 by and among the Registrant and the purchasers named therein.
(*)(k)10.22	Purchase and Sale Agreement dated February 17, 2004 between the Registrant and Pfizer Inc.
(*)(l)10.23	Amended and Restated License Agreement effective September 21, 2004 between the Registrant and MGI PHARMA, Inc.
(l)10.24	Common Stock Purchase Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.

(l)10.25	Investor Rights Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(l)10.26	Warrant dated September 22, 2004 issued to The Kriegsman Group.
(u)10.27	Amended and Restated Agreement and Plan of Merger and Reorganization, dated March 30, 2006, by and among SuperGen, Inc., King's Peak Acquisition Corporation, Montigen Pharmaceuticals, Inc., James Clarke, as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.
(u)10.28	Form of Volume Restriction Agreement between SuperGen, Inc. and each stockholder of Montigen.
(v)10.29	Asset Acquisition Agreement, dated June 21, 2006, between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(w)10.30	Asset Acquisition Agreement Amendment dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(w)10.31	Transition Services Agreement dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(w)10.32	Supply Agreement dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(x)10.33	Amended and Restated Supply and Distribution Agreement between SuperGen, Inc. and Wyeth, effective June 1, 2006.
(y)10.34	Asset Acquisition Agreement, dated November 25, 2006, between SuperGen, Inc. and Mayne Pharma plc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(d)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000.

(e)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997.

(f)
Incorporated by reference from Amendment No. 2 on Form S-3 to the Registrant's Registration Statement on Form SB-2 (Reg. No. 333-476-LA) filed with the Securities and Exchange Commission on October 6, 1997.

(g)
Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 1997.

(h)
Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(i)
Incorporated by reference from the Registrant's Report on Form 10-K/A filed with the Securities and Exchange Commission on May 12, 2003.

(j)
Incorporated by reference from the Registrant's Proxy Statement filed with the Securities and Exchange Commission on April 17, 2001.

(k)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004.

(l)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004.

(m)
Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-120505) filed with the Securities and Exchange Commission on November 15, 2004.

(n)
Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-127073) filed with the Securities and Exchange Commission on August 1, 2005.

(o)
Incorporated by reference from the Registrant's Report on Form 8-K dated February 26, 2003 filed with the Securities and Exchange Commission on February 27, 2003.

(p)
Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44736) filed with the Securities and Exchange Commission on August 29, 2000.

(q)
Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Reg. No. 333-52326) filed with the Securities and Exchange Commission on December 20, 2000.

(r)
Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(s)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

(t)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2001.

(u)
Incorporated by reference from the Registrant's Report on Form 8-K dated April 4, 2006 filed with the Securities and Exchange Commission on April 7, 2006.

(v)
Incorporated by reference from the Registrant's Report on Form 8-K dated June 21, 2006 filed with the Securities and Exchange Commission on June 27, 2006.

(w)
Incorporated by reference from the Registrant's Report on Form 8-K dated August 22, 2006 filed with the Securities and Exchange Commission on August 28, 2006.

(x)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

(y)
Incorporated by reference from the Registrant's Report on Form 8-K dated November 25, 2006 filed with the Securities and Exchange Commission on November 28, 2006.

(b)
Exhibits.    See Item 15(a) above.

(c)
Financial Statement Schedules.    See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SuperGen, Inc.

        We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 4 to the consolidated financial statements, as of January 1, 2006, SuperGen, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SuperGen, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 14, 2008

SUPERGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$78,055	$67,704
Marketable securities	9,375	—
Accounts receivable, net	71	489
Development revenue receivable from MGI PHARMA	—	29
Accounts receivable from Mayne Pharma	58	1,502
Inventories	—	223
Prepaid distribution and marketing rights	—	630
Prepaid expenses and other current assets	728	1,111

Total current assets	88,287	71,688
Marketable securities, non-current	3,419	179
Investment in stock of related parties	—	659
Property, plant and equipment, net	4,435	3,752
Goodwill	731	731
Other intangibles, net	532	958
Restricted cash and investments, non-current	2,536	10,043
Other assets	508	36

Total assets	$100,448	$88,046

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,327	$3,864
Accrued liabilities	687	1,338
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Mayne Pharma	600	11,754
Deferred revenue	—	459
Accrued payroll and employee benefits	2,782	3,296

Total current liabilities	6,961	21,276
Deferred rent	832	938
Deferred revenue, non-current	—	—

Total liabilities	7,793	22,214

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,519,094 and 55,177,377 shares issued and outstanding at December 31, 2007 and 2006, respectively	58	55
Additional paid in capital	447,151	429,147
Accumulated other comprehensive gain (loss)	(2,343)	1,922
Accumulated deficit	(352,211)	(365,292)

Total stockholders' equity	92,655	65,832

Total liabilities and stockholders' equity	$100,448	$88,046

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Net product revenue	$621	$9,563	$16,059
Development and license revenue	—	25,093	13,353
Royalty revenue	22,333	3,427	—
Distribution agreement and other revenue	—	—	757

Total revenues	22,954	38,083	30,169
Costs and operating expenses:
Cost of product revenue	221	2,003	3,051
Research and development	23,423	16,544	15,059
Selling, general, and administrative	13,520	24,714	28,046
Acquired in-process research and development	9,967	16,318	—
Gain on sale of products	(33,677)	—	—

Total costs and operating expenses	13,454	59,579	46,156

Income (loss) from operations	9,500	(21,496)	(15,987)
Interest income	4,017	2,746	1,727
Gain on disposition of investment in AVI BioPharma stock
resulting from exercise of warrant	—	780	—
Other income (expense)	(25)	241	(11)
Change in valuation of derivatives	—	1,817	(211)

Income (loss) before income tax provision	13,492	(15,912)	(14,482)
Income tax provision	(411)	(575)	—

Net income (loss)	$13,081	$(16,487)	$(14,482)

Net income (loss) per common share:
Basic	$0.23	$(0.31)	$(0.28)

Diluted	$0.23	$(0.31)	$(0.28)

Weighted average shares used in net income (loss) per common share calculation:
Basic	56,868	53,439	51,309

Diluted	57,301	53,439	51,309

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Gain(Loss)
			Additional Paid in Capital		Accumulated Deficit
	Shares	Amount				Total
Balances at January 1, 2005	51,127	$51	$406,789	$(99)	$(333,528)	$73,213
Comprehensive loss:
Net loss	—	—	—	—	(14,482)	(14,482)
Other than temporary decline in value of investments	—	—	—	11	—	11
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	2,938	—	2,938

Comprehensive loss						(11,533)
Issuance of common stock upon exercise of stock options	273	1	924	—	—	925
Issuance of common stock in connection with employee stock purchase plan	52	—	205	—	—	205
Issuance of common stock upon exercise of warrants	259		1,047	—	—	1,047
Compensation expense from stock option grants to consultants	—	—	132	—	—	132
Compensation expense related to acceleration of vesting of stock option grants	—	—	268	—	—	268

Balances at December 31, 2005	51,711	52	409,365	2,850	(348,010)	64,257
Comprehensive loss:
Net loss	—	—	—	—	(16,487)	(16,487)
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	(613)	—	(613)

Comprehensive loss						(17,100)
Reclassification adjustment for gains included in net loss				(315)		(315)
Cumulative effect adjustment for adoption of SAB 108					(795)	(795)
Issuance of common stock to acquire Montigen Pharmaceuticals	1,625	1	8,947	—	—	8,948
Issuance of common stock upon exercise of stock options	130	—	608	—	—	608
Issuance of common stock in connection with employee stock purchase plan	45	—	173	—	—	173
Issuance of common stock upon exercise of warrants	1,666	2	6,681	—	—	6,683
Compensation expense from stock option grants to employees and consultants	—	—	3,373	—	—	3,373

Balances at December 31, 2006	55,177	55	429,147	1,922	(365,292)	65,832
Comprehensive income:
Net income	—	—	—	—	13,081	13,081
Other than temporary decline in value of investments	—	—	—	65	—	65
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	(4,330)	—	(4,330)

Comprehensive income						8,816
Issuance of common stock for milestone payment	1,477	2	9,965	—	—	9,967
Issuance of common stock upon exercise of stock options	270	—	1,018	—	—	1,018
Issuance of common stock in connection with employee stock purchase plan	44	—	171	—	—	171
Issuance of common stock upon exercise of warrants	551	1	2,581	—	—	2,582
Compensation expense from stock option grants to employees and consultants	—	—	4,269	—	—	4,269

Balances at December 31, 2007	57,519	$58	$447,151	$(2,343)	$(352,211)	$92,655

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$13,081	$(16,487)	$(14,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	975	851	834
Amortization of intangibles and distribution and marketing rights	1,056	2,079	387
Amortization of deferred revenue	—	—	(9,905)
Change in valuation of derivatives	—	(1,817)	211
Other than temporary decline in value of investments	65	—	11
Stock compensation expense	4,269	3,373	400
Gain on disposition of investment in AVI BioPharma stock	—	(780)	—
Cash paid for distribution and marketing rights	—	(2,100)	—
Recognition of gain on sale of products	(23,400)	—	—
Acquired in-process research and development	9,967	16,318	—
Write-off of investment in private company	—	—	180
Cash option paid in termination of distribution agreement	—	—	(1,500)
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	1,891	4,106	11,609
Inventories	223	791	1,867
Prepaid expenses and other assets	411	(288)	37
Restricted cash and investments	84	97	(73)
Accounts payable and other liabilities	(2,808)	1,112	(1,068)
Deferred gain on sale of products	(11,154)	(481)	—
Deferred revenue	(459)	459	(167)

Net cash provided by (used in) operating activities	(5,799)	7,233	(11,659)

Investing activities:
Purchases of marketable securities	(10,864)	—	(11,585)
Maturities of marketable securities	1,501	1,500	29,845
Purchases of property and equipment	(1,658)	(860)	(106)
Release of restricted cash from collateral account	—	—	598
Proceeds from sale of products	23,400	13,395	—
Acquisition of Montigen net assets, net of cash acquired	—	(8,693)	—

Net cash provided by investing activities	12,379	5,342	18,752

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,771	7,465	2,177

Net cash provided by financing activities	3,771	7,465	2,177

Net increase in cash and cash equivalents	10,351	20,040	9,270
Cash and cash equivalents at beginning of period	67,704	47,664	38,394

Cash and cash equivalents at end of period	$78,055	$67,704	$47,664

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$9,967	$8,947	$—
Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the year	$480	$450	$—

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

        SuperGen, Inc. ("SuperGen," "we," "us" or the "Company") was incorporated in California in March 1991. We changed our state of incorporation to Delaware in 1997. We are a pharmaceutical company dedicated to the discovery, development, and commercialization of therapies to treat patients with cancer. We operate in one industry segment.

Principles of Consolidation

        Our consolidated financial statements include the accounts of EuroGen Pharmaceuticals Ltd. ("EuroGen"), Sparta Pharmaceuticals, Inc. ("Sparta") and seven wholly-owned subsidiaries, which are immaterial. Intercompany accounts and transactions are eliminated in consolidation. We consolidate all of our wholly-owned and majority-owned subsidiaries.

Reclassification of Prior Year Balances

        Certain balances in our 2006 consolidated balance sheet and 2006 and 2005 consolidated statements of operations have been reclassified to conform to the presentation in 2007. In addition, separate disclosure of Accounts payable and Accrued liabilities in the 2006 consolidated balance sheet has been provided to conform to the presentation in the 2007 consolidated balance sheet.

Foreign Currency

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Foreign currency assets and liabilities are remeasured into U.S. dollars at the current exchange rates as of the applicable balance sheet date, except for nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the average exchange rate prevailing during the period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains and losses resulting from foreign currency remeasurement are included in other income or expense in the accompanying consolidated statements of operations. Beginning in 2006, we recorded transaction gains on foreign currency exchange relating to activities of our subsidiary EuroGen, reflecting increased activity at EuroGen that began selling and distributing Nipent® in 2006. Aggregate transaction gains were $26,000 and $241,000 for 2007 and 2006, respectively. Transaction gains or losses for years prior to 2006 were not material and were included in operating expenses.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Fair Value of Financial Instruments

        The fair values of our cash equivalents and marketable securities are based on quoted market prices. The carrying values of accounts receivable and accounts payable are considered to be representative of their respective fair values at December 31, 2007 and 2006.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        We ceased selling products in the United States in August 2006 and ceased selling in Europe in April 2007. Our net product revenues related principally to two pharmaceutical products, with Nipent sales representing 100% in 2007, 88% in 2006, and 93% in 2005. We recognized sales revenue upon shipment, provided that title to the products had been transferred at the point of shipment; if title of product transferred at point of receipt by the customer, revenue was recognized upon customer receipt of the shipment, and collectibility was reasonably assured, with allowances provided for bad debt, estimated returns, and estimated cash discounts and chargebacks. We recorded estimated allowances for sales reserves against product revenues for returns, cash payment discounts, and chargebacks based on historical return patterns for returns, contractual terms for discounts and chargebacks, and expectations regarding utilization rates for these programs. The allowance for bad debts was $42,000 and $53,000 at December 31, 2007 and 2006, respectively. The allowance for sales returns included in accrued liabilities was $348,000 and $306,000 at December 31, 2007 and 2006, respectively. The allowance for cash discounts was zero at December 31, 2007 and $1,500 at December 31, 2006. The allowance for chargebacks was zero at December 31, 2007 and 2006. The provision for returns and allowances was $48,000 in 2007, $418,000 in 2006, and $52,000 in 2005. We recorded no provisions for chargebacks in 2007, $910,000 in 2006 and $525,000 in 2005.

        Cash advance payments received in connection with distribution agreements, license agreements, or research grants are deferred and recognized ratably over the period of the respective agreements or until services are performed. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs are incurred. We recognize milestone fees upon completion of specified substantive milestones according to contract terms. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. Deferred revenue as of December 31, 2006 represents the portion of product shipments to Wyeth, our European Nipent distributor as of December 31, 2006, that had not been delivered to the end customer.

        Our principal customers have been clinics, hospitals, hospital buying groups, drug distributors, and wholesaler in the United States and Europe. We do not require collateral from our customers. We operate in one business segment—human therapeutics. In 2007, 100% of our net product revenues were from the European Union ("EU"). In both 2006 and 2005, 94% of our net product revenues were from the United States and 6% from the EU.

Advertising Expense

        Advertising costs are expensed as incurred. We incurred advertising costs of $3,000 in 2007, $19,000 in 2006, and $326,000 in 2005.

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

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with maturities of three months or less when purchased, money market funds which invest primarily in U.S. government obligations and commercial paper. These instruments are highly liquid and are subject to insignificant market risk.

        Marketable securities consist of corporate or government debt securities and equity securities that have a readily ascertainable market value based on quoted market prices and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in accumulated other comprehensive gain or loss in stockholders' equity. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security.

        During the year ended December 31, 2007, we recorded write-downs of $65,000 related to other than temporary declines in the values of two of our equity investments. During the year ended December 31, 2005, we recorded a write-down of $11,000 related to the other than temporary decline in the value of one equity investment. We had no such write-downs in 2006. The cost of securities sold and the amount reclassified out of accumulated other comprehensive gain or loss into earnings is based on the specific identification method.

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. These investments are carried at cost because it is not practicable to estimate the fair value of these investments. These investments are included in other assets and investment in stock of related parties on the consolidated balance sheets. We periodically review these investments carried at cost and evaluate whether an impairment has occurred. During 2005, we determined that the value of investments in stock of a related party made in 2001 and 2003 were impaired due to the uncertain viability of the company as a going concern. As a result, the entire cost of the investments of $180,000 was charged to selling, general, and administrative expense in 2005. We had no such write-offs in 2006 or 2007. We believe the remaining equity investments continue to be realizable.

Restricted Cash and Investments

        Under one of our operating lease agreements and in connection with certain outstanding warrants as noted in Note 10 below, we are required to set aside cash and/or investments as collateral. At December 31, 2007 and 2006, we had $2,536,000 and $10,043,000, respectively, of restricted cash and investments related to such agreements.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. Inventories were as follows at December 31 (in thousands):

	2007	2006
Raw materials	—	$—
Work in process	—	126
Finished goods	—	97

	—	$223

        As noted above, we ceased selling products in the United States in August 2006 and in Europe in April 2007, and had no inventories as of December 31, 2007.

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

        Property, plant and equipment consist of the following at December 31 (in thousands):

	2007	2006	Estimated Useful Lives
Land	$324	$324	N/A
Building	2,198	2,109	31 years
Leasehold improvements	2,670	2,642	5-10 years
Equipment	2,498	1,270	5 years
Furniture and fixtures	3,094	4,161	3-5 years
Construction in process	476	488	N/A

Total property and equipment	11,260	10,994
Less accumulated depreciation and amortization	(6,825)	(7,242)

Property, plant and equipment, net	$4,435	$3,752

Goodwill

        Goodwill is reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill no longer subject to amortization amounted to $731,000 at December 31, 2007 and 2006.

Intangible Assets

        In April 2006, we acquired certain intangible assets relating to our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen") (see Note 6 below). We assigned values of $235,000 to assembled workforce and $1,042,000 to CLIMB™ technology platform, which are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

workforce was $137,000 and $59,000 at December 31, 2007 and 2006, respectively. The accumulated amortization of the CLIMB technology was $608,000 and $260,000 at December 31, 2007 and 2006, respectively. We expect to record amortization of the assembled workforce of $78,000 and $20,000 in 2008 and 2009, respectively. We expect to record amortization of the CLIMB technology of $347,000 and $87,000 in 2008 and 2009, respectively.

        In June 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen (see Note 8 below). We paid Wyeth $2.1 million, which was recorded as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponded to the termination acceleration period of June 2006 through March 2007. This payment was fully amortized by March 31, 2007.

        Intangible assets with finite useful lives are amortized over their respective useful lives. The carrying amounts of these intangible assets are reviewed whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Derivative Financial Instruments

        We had issued warrants for common stock of another entity in connection with issuances of convertible debt. These warrants were considered to be a derivative financial instrument in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and were recorded at fair value. The changes in the fair value of the derivative financial instruments were recognized in current earnings in each reporting period. The value of the derivative was zero at December 31, 2006, because the warrants associated with the derivative expired on that date.

Major Customers

        As noted above, we ceased selling products in the United States in August 2006 and Europe in April 2007. Our major customers included a number of buying groups. During 2006 and 2005, some of these customers individually comprised greater than 10% of our total product revenue and/or greater than 10% of our trade accounts receivable balances, as follows:

	Percentage of product revenue by customer for years ended December 31,			Percentage of accounts receivable by customer as of December 31,
	2007	2006	2005	2007	2006
Customer A	*	29%	19%	*	*
Customer B	*	11	*	*	*
Customer C	*	10	14	*	*
Customer D	*	*	28	*	10%
Customer E	*	*	*	*	62
Customer F	*	*	11	*	*

    *
    Less than 10%

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Net Income (Loss) per Common Share

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration of potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Year ended December 31,
	2007	2006	2005
Weighted-average common shares outstanding used in calculation of basic net income (loss) per share	56,868	53,439	51,309
Dilutive stock options and warrants	433	—	—

Weighted-average common shares outstanding used in calculation of diluted net income (loss) per share	57,301	53,439	51,309

Outstanding stock options and warrants not included in dilutive net income (loss) per share as they had an antidilutive effect	7,035	11,674	13,474

Long-lived Assets

        We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No such impairment has been recorded through December 31, 2007. As of December 31, 2007 and 2006 99% and 98%, respectively, of our long-lived assets were located in the U.S.

Cumulative Effect Adjustment for UK Tax Liability Upon Adoption of SAB 108

        During the third quarter of 2006 a previously unrecorded United Kingdom ("UK") payroll related liability was identified. We estimated this liability aggregated $966,000, related to withholding and other personal income tax, penalties and interest involving a former SuperGen employee who was a United States citizen and worked in the UK. The liability originated during the years 2002 – 2006 and was identified as a result of disclosures made by a UK employee to our auditors. We determined that $795,000 of the liability related to periods prior to 2006. The following table illustrates the amount of the error that originated in each of the years between 2002 and 2005 (in thousands):

	Year Ended December 31,
	2005	2004	2003	2002
Net loss, as reported	$(14,482)	$(46,860)	$(53,470)	$(49,471)
Amount of understatement	(181)	(308)	(205)	(101)
Error as a percent of net loss	1.2%	0.7%	0.4%	0.2%

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

        We adopted the provisions of Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") in September 2006. Prior to the adoption of SAB 108, we quantified misstatements based on the amount of the error originating in the current year statement of operations ("rollover approach"). SAB 108 requires that in addition to considering the amount of the error originating in the current year statement of operations, the misstatement existing at each balance sheet date should also be considered, irrespective of the period of origin of the error ("iron curtain approach"). We do not believe that any of the amounts included in the table above are material to the periods in which they originated using the rollover approach. However, using the iron curtain method upon adoption of SAB 108, we have determined that the quantitative cumulative error aggregating approximately $795,000 that existed as of December 31, 2005 is material to the 2005 financial statements. As permitted when first applying the guidance in SAB 108, prior periods were not restated. The cumulative effect of the initial application of SAB 108 for quantification and correction of the error is included in the accumulated deficit as of December 31, 2006 in the accompanying balance sheet. The impact of this cumulative effect adjustment is an increase to accrued payroll and employee benefits of $795,000 and an increase to accumulated deficit of $795,000 as of January 1, 2006. The following table illustrates the effect of the cumulative effect adjustment recorded as of January 1, 2006 (in thousands):

	Accrued payroll and employee benefits	Accumulated deficit
Balance as of December 31, 2005, as reported	$2,269	$(348,010)
Cumulative effect adjustment for adoption of SAB 108	795	(795)

Balance as of January 1, 2006, as adjusted	$3,064	$(348,805)

        We paid the $966,000 tax liability in December 2006. Of the $171,000 expense that originated during 2006, $135,000 is included in selling, general and administrative expense and $36,000 is included in the foreign currency transaction adjustment for the year ended December 31, 2006. We paid an additional $84,000 related to this tax liability in June 2007, which is included in selling, general and administrative expense in the year ended December 31, 2007.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. We were required to adopt SFAS 157 as of January 1, 2008. We are currently evaluating the impact of SFAS 157 and have not yet determined the effect on our earnings or financial position.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 141R beginning January 1, 2009, as required. We do not anticipate that the adoption of SFAS 141R will currently have a material impact on our consolidated financial statements but will impact any business combination beginning in 2009.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 during its fiscal year ending December 31, 2008. The adoption of SFAS 159 in our first fiscal quarter of 2008 did not have a material impact on our consolidated financial statements as we did not elect the fair value option for any financial assets or liabilities.

        In June 2007, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 specifies the timing of expense recognition for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for the Company as of January 1, 2008. EITF 07-03 will not have a material impact on our financial position or results of operations.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Available-for-Sale Securities

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007
U.S. corporate debt securities	$18,561	$1	$(3)	$18,559
Debt securities issued by U.S. government agencies	62,425	21	—	62,446
Marketable equity securities	5,781	—	(2,362)	3,419

Total	$86,767	$22	$(2,365)	$84,424

At December 31, 2006
U.S. corporate debt securities	$64,023	$9	$(1)	$64,031
Marketable equity securities	5,846	1,917	(2)	7,761

Total	$69,869	$1,926	$(3)	$71,792

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2007
Amounts included in cash and cash equivalents	$71,611	$21	$(2)	$71,630
Marketable securities, current	9,375	1	(1)	9,375
Marketable securities, non-current	5,781	—	(2,362)	3,419

Total	$86,767	$22	$(2,365)	$84,424

At December 31, 2006
Amounts included in cash and cash equivalents	$64,023	$9	$(1)	$64,031
Amounts included in investment in stock of related parties	120	39	—	159
Amounts included in restricted cash and investments	5,602	1,821	—	7,423
Marketable securities, non-current	124	57	(2)	179

Total	$69,869	$1,926	$(3)	$71,792

        Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

	Fair Value
	2007	2006
Debt securities due in one year or less	$81,005	$64,031
Marketable equity securities	3,419	7,761

Total	$84,424	$71,792

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Available-for-Sale Securities (Continued)

        Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2007, 2006, and 2005 were not material.

        During the year ended December 31, 2007, we recorded write-downs of $65,000 related to the other than temporary declines in the values of two of our equity investments. During the year ended December 31, 2005, we recorded a write-down of $11,000 related to the other than temporary decline in the value of one of our equity investments. We had no such write-downs in 2006.

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses as of December 31, 2007 are primarily due to a decline in the share price of our investment in the stock of AVI BioPharma, Inc. as of December 31, 2007. We have determined that the gross unrealized losses at December 31, 2007 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Investments with unrealized losses have been in an unrealized loss position for less than a year. The investment in the stock of AVI BioPharma, Inc. had been in an unrealized loss position for less than a month as of December 31, 2007. It is reasonably possible that we will determine that the unrealized loss related to AVI is other than temporary in the near term.

3.    Stockholders' Equity

Warrants

        At December 31, 2007, warrants to purchase the following shares of our common stock were outstanding and exercisable:

Number of Shares	Exercise Price	Issue Date	Expiration Date
1,997,500	5.00	2003	2008
1,135,000	10.00	2004	2009

3,132,500

Stock Reserved for Future Issuance

        At December 31, 2007, we have reserved shares of common stock for future issuance as follows:

Stock options outstanding	7,286,806
Stock options available for grant	1,627,009
Warrants to purchase common stock	3,132,500
Shares available for Employee Stock Purchase Plan	37,985

12,084,300

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation

        Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R"), using the modified-prospective-transition method. Under this transition method, stock-based compensation cost related to employees and directors recognized for the years ended December 31, 2006 and 2007 included: (a) compensation cost for all stock-based payments granted, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Such amounts have been reduced by our estimate of forfeitures of all unvested awards. Results for prior periods were been restated. Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its interpretations. Accordingly, we generally did not recognize compensation cost in our financial statements prior to January 1, 2006 for awards granted to employees and directors because these awards generally had exercise prices equal to the fair value of the underlying security at the time the stock option was granted.

        Stock Option Plans.    We have 12,263,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans, including our 2003 Stock Plan and 1996 Directors' Stock Option Plan. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began November 15, 2007 and is scheduled to end on May 14, 2008. Under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), we were not required to recognize stock-based compensation expense for the cost of shares issued under the Company's ESPP. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

        We recognized $4,269,000 and $3,373,000 in stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively.

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Year ended December 31
	2007	2006	2005
Risk-free interest rate	4.65%	4.74%	4.19%
Dividend yield	—	—	—
Expected volatility	0.615	0.660	0.814
Expected life (in years)	5.21	5.18	5.00

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

        Upon the adoption of SFAS 123R in 2006, we changed our method of computing expected volatility to include a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We could not rely exclusively on implied volatility because options on SuperGen stock with remaining terms of greater than one year are not regularly traded in the market. In prior years, we calculated the fair value of stock awards using only historical volatility dating back to 1996. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee and director population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used an estimated forfeiture rate of 9.63% in 2007 and 12.02% in 2006. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

        A summary of the Company's stock option activity as of December 31, 2007, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2005	6,502,052	$9.64
Granted	868,650	5.46
Exercised	(273,080)	3.38
Forfeited	(547,897)	12.90

Balance at December 31, 2005	6,549,725	9.07
Granted	993,089	4.92
Exercised	(129,760)	4.69
Forfeited	(165,187)	5.94
Expired	(632,714)	7.64

Balance at December 31, 2006	6,615,153	8.75
Granted	2,221,665	5.26
Exercised	(270,526)	3.79
Forfeited	(196,788)	5.47
Expired	(1,082,698)	11.75

Balance at December 31, 2007	7,286,806	$7.52	6.63	$384,565

Vested or expected to vest at December 31, 2007	6,766,925	$7.57	6.52	$383,808

Exercisable at December 31, 2007	4,981,713	$7.90	5.88	$381,379

	Year ended December 31,
	2007	2006
Weighted average grant-date fair value of options granted	$3.00	$2.91
Intrinsic value of options exercised (i.e. difference between the market price at exercise and the price paid to exercise the options)	510,000	59,000
Cash received from exercise of options	1,018,000	608,000

        As of December 31, 2007, there was $4,224,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.25 years. We expect approximately 1,785,000 of unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS 123R in the year ended December 31, 2005. For purposes of this

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

pro-forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods (in thousands, except per share amounts):

Year Ended December 31, 2005
Net loss, as reported	$(14,482)
Add: Stock-based employee compensation expense included in the
determination of net loss, as reported	268
Deduct: Stock-based employee compensation expense that would have
been included in the determination of net loss if the fair value method had been applied to all awards	(6,116)

Pro forma net loss	$(20,330)

Basic and diluted net loss per common share:
As reported	$(0.28)
Pro forma	$(0.40)

        During the year ended December 31, 2005, we recorded non cash charges of $268,000 for stock compensation related to the modification and acceleration of vesting of options associated with the change in status or departure of certain Company management.

5.    License and Stock Purchase Agreements with MGI PHARMA, Inc.

        In August 2004, we entered into three agreements with MGI PHARMA, Inc., a Minnesota corporation ("MGI"): (1) a license agreement relating to Dacogen™ (decitabine), (2) a common stock purchase agreement, and (3) an investor rights agreement. The agreements became effective on September 21, 2004. Dacogen is an anti-cancer therapeutic which has been approved by the United States Food and Drug Administration ("FDA") for the treatment of patients with myelodysplastic syndrome ("MDS").

        Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to receive royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI is acquired by an entity that is not deemed an "equivalent" pharmaceutical company or (ii) MGI becomes insolvent. None of the payments made pursuant to the agreement are refundable, except in the case of overpayment.

        In accordance with the stock purchase agreement, we issued 4,000,000 shares of our common stock to MGI at $10.00 per share, for aggregate proceeds totaling $40,000,000. We paid the placement agent $3,200,000 in cash and issued the placement agent a warrant exercisable for 400,000 shares of our common stock at an exercise price of $10.00 per share. We calculated the fair value of the warrant to

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    License and Stock Purchase Agreements with MGI PHARMA, Inc. (Continued)

be $1,436,000. We allocated the aggregate proceeds and related costs of the placement agent fee and warrant valuation between equity, for the portion attributable to the stock purchase agreement, and deferred revenue, for the portion attributable to the license agreement. Therefore, we allocated $23,662,000, the fair value of 4,000,000 shares of our common stock at the time of the transaction, net of related offering costs, to equity, and allocated $12,625,000 to deferred revenue. The deferred revenue was amortized to license revenue over 15 months, which was the period of time in which our development obligations for Dacogen transferred to MGI. During the year ended December 31, 2005, we recognized deferred revenue of $9,905,000. The deferred revenue was fully recognized at December 31, 2005.

        Under the terms of the license agreement, MGI was obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we received marketing authorization. During the years ended December 31, 2006 and 2005, we recognized $93,000 and $3,448,000, respectively, of development revenue relating to reimbursement under this agreement. No development revenue was recorded during the year ended December 31, 2007.

        In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In accordance with our license agreement with MGI, we received a milestone payment of $20.0 million in the second quarter of 2006. MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. During the years ended December 31, 2007 and 2006, we recorded royalty revenue of $22,333,000 and $3,427,000, respectively.

        In July 2006, MGI executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company (also known as Janssen-Cilag), granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen sales globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. MGI became a wholly-owned subsidiary of Eisai Corporation of North America in January 2008.

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

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Acquisition of Montigen Pharmaceuticals, Inc. (Continued)

        Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. The acquisition of Montigen was accounted for as an acquisition of assets rather than as a business combination in accordance with the criteria outlined in EITF No. 98-3, Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets or of a Business. Montigen was a development stage company that was focused on developing a business and had not commenced its principal business operations. It also lacked the necessary elements of a business because it did not have completed products. The results of operations of Montigen since April 4, 2006 have been included in our consolidated financial statements and primarily consist of research and development expenses.

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

        The $532,000 of net tangible assets included $486,000 in cash, prepaids and other current assets of $37,000, $405,000 of fixed assets, and $396,000 of assumed liabilities. The values assigned to assembled workforce and CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $137,000 and $608,000, respectively, at December 31, 2007.

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

        The acquisition agreement also required us to pay the former Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon the achievement of specific regulatory milestones. In April 2007, the first Montigen compound, MP-470, received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10.0 million, which we paid through the issuance of 1,477,000 shares of our common stock. The calculation of the number of shares used for the payment was based on the average closing price of our stock on the five days preceding the payment. This payment has been recorded as additional acquired in-process research and development expense in 2007. The remaining $12.0 million in future contingent regulatory milestone payments that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestones are achieved.

7.    Asset Acquisition Agreement with Mayne Pharma

Sale of North American Rights

        On August 22, 2006, we executed an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to our products Nipent and SurfaceSafe® cleaning system. We received cash proceeds of $13,395,000, which represented the purchase price per the agreement, reduced by a number of adjustments and holdbacks, as follows (in thousands):

Purchase price per agreement		$21,095
Less:	Mitomycin reduction	(1,140)
	Supply holdback	(5,000)
	Indemnification holdback	(1,000)
	Net asset adjustment	(445)
	Channel inventory adjustment	(115)

Initial cash proceeds		$13,395

        The mitomycin reduction represented a reduction in the proposed purchase price for the mitomycin product line that was originally to be sold as part of the transaction but was removed during the final negotiations. The net asset adjustment reflected the difference in value of the net assets acquired in the agreement from the initial negotiation date to the final closing date. The channel inventory adjustment represented the difference between the value of inventory in the supply chain at the negotiation date and the final closing date.

        The supply holdback was retained by Mayne until the following three events occurred: (1) the qualification of an FDA approved manufacturer of Nipent, (2) the execution of a commercial supply agreement between Mayne and the approved manufacturer, and (3) acceptance of the first delivery under the commercial supply agreement. All of these events successfully occurred in 2007 and we received the $5.0 million supply holdback payment in December 2007.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Asset Acquisition Agreement with Mayne Pharma (Continued)

        The indemnification holdback was to be held by Mayne for 18 months to cover any potential claims. We received the $1.0 million indemnification holdback in February 2008.

        In addition to the initial payment and holdbacks, we were entitled to receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. A portion of these annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change of control occurred when Mayne was acquired by Hospira, Inc. As a result, we received an accelerated milestone payment of $10,312,000 from Mayne. In September 2007, we also received the first annual sales milestone payment of $1,828,000.

        In conjunction with the Asset Acquisition Agreement with Mayne, we also entered into certain related agreements including the following:

  Transition Services Agreement—We agreed to provide certain transition services to Mayne. This included utilization of our sales and marketing personnel during a six month transition period, for which we were reimbursed by Mayne. In addition, Mayne agreed to provide certain transition services, without charge, related to supporting approval of a specified manufacturer of Nipent in Europe. During the years ended December 31, 2007 and 2006, we billed $481,000 and $2,064,000, respectively, for services provided to Mayne, which has been recorded as a reduction of our selling, general and administrative operating expenses. The transition services period ended on February 21, 2007.

  Supply Agreement—To support our European business, Mayne was to provide us with a supply of Nipent indefinitely or until our sale to Mayne of the remaining worldwide rights for Nipent was finalized. During the year ended December 31, 2006, we purchased $503,500 of Nipent from Mayne. The portion of that purchase that represented the amount in excess over our original cost of Nipent, or $401,000, was recorded as a reduction of the deferred gain on sale of products. There were no purchases of Nipent from Mayne during the year ended December 31, 2007. The sale of the remaining worldwide rights to Mayne was completed in April 2007.

        We have a number of additional obligations under the Asset Acquisition Agreement, including the following:

  Reimbursement of Costs for Alternate Supply—We were obligated to reimburse Mayne up to $1.0 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne's specified facility. As of December 31, 2007, we have paid Mayne the entire $1.0 million alternative supply obligation.

  Development Plan Payments—We were obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision related directly to the $5 million supply holdback noted above. During the years ended December 31, 2007 and 2006, we incurred $31,000 and $450,000, respectively, of costs related to this obligation, which were charged to research and development. We do not expect to incur any further development plan costs, as the Nipent manufacturing facility was qualified in 2007 and is providing Nipent to Mayne.

  Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the Supply Agreement noted above.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Asset Acquisition Agreement with Mayne Pharma (Continued)

  Mayne has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the three year period to be $600,000, although no maximum amount is specified in the agreement. This amount is included in the deferred gain on sale of products in the accompanying consolidated balance sheets at December 31, 2006 and 2007 and will be paid to Mayne as the amounts become due.

  Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. Since our employees were required to stay with us and perform transition related services before they could collect their retention and severance, we accrued the retention and severance costs as they were earned. During the year ended December 31, 2007 and 2006, we recorded $187,000 and $1,639,000 of retention and severance costs, which were recorded in selling, general and administrative expenses. During the year ended December 31, 2006, $901,000 of these costs were paid in cash, resulting in an accrued liability balance of $738,000 at December 31, 2006. All remaining amounts were paid during the year ended December 31, 2007. The transition services period ended on February 21, 2007 and as a result, no future retention and severance costs will be incurred.

Sale of Remaining Worldwide Rights

        On April 2, 2007, we closed another transaction with Mayne completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3,750,000, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The holdbacks consist of a $1.0 million supply holdback, which was related to the North American $5.0 million holdback, and a $250,000 indemnification holdback that will be retained by Mayne for 18 months. We received the $1.0 million supply holdback in December 2007.

Recognition of Gain on Sale of Products

        From the initial cash proceeds from the North American transaction of $13,395,000, the accelerated milestone payment of $10,312,000, and $4,012,000 in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and initially deferred amounts for additional alternative supply reimbursements and price protection exposure. This resulted in an initial net gain of $24,601,000, which was recognized during the quarter ended June 30, 2007. This initial gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain until Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain on sale of products of $600,000 at December 31, 2007 consists solely of the estimated price protection exposure.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Asset Acquisition Agreement with Mayne Pharma (Continued)

        The sales milestone payment of $1,828,000 received in August 2007, and the supply holdback payments of $5,000,000 and $1,000,000 received in December 2007 were also recorded as a gain on sale of products during the year ended December 31, 2007.

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

8.    Nipent Marketing and Distribution Rights

Termination of Agreements with Abbott Laboratories

        In December 1999, we entered into a Nipent distribution agreement with Abbott Laboratories ("Abbott"). Beginning March 1, 2000, Abbott became the exclusive U.S. distributor of Nipent for a period of five years. Under this agreement, Abbott made a $5 million cash payment to the Company in January 2000. This amount was included in deferred revenue and was being amortized to distribution revenue ratably over 60 months through December 2002.

        In March 2003, we entered into an agreement with Abbott that allowed us to terminate the Nipent distribution agreement, for a stated fee that decreased over time to $1,500,000 at March 2005. As part of the agreement, we paid Abbott $500,000 for this right to terminate the Nipent distribution agreement at our option. The $500,000 was recorded as a reduction of the deferred revenue we initially received from Abbott for the distribution rights and we stopped amortizing the remaining balance of deferred revenue, which was $1,667,000 at that time. In February 2005, we exercised our option and paid Abbott $1,500,000 to terminate the Nipent distribution agreement. This amount was charged against deferred revenue. The remaining balance in deferred revenue of $167,000 was recorded as distribution agreement revenue in the year ended December 31, 2005. We had no similar revenue in the years ended December 31, 2006 or 2007.

Pfizer Marketing Rights

        In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent. We paid Pfizer $1,000,000 under this agreement and recorded this amount as Prepaid distribution and marketing rights. This amount was amortized over 31 months, the estimated life of the benefit period, to cost of product revenue. During the years ended December 31, 2006 and 2005, we recorded amortization of $290,000 and $387,000, respectively. No amortization was recorded during the year ended December 31, 2007 as the amount was fully amortized at December 31, 2006.

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

        During the transition period, we continued to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the "net profit," based on Wyeth's sales of Nipent. The net profit was computed as Wyeth's invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen could be adjusted by any Wyeth invoiced trade receivable that was overdue by 60 days or more. At the time distribution rights transferred, we repurchased the unsold inventory held by Wyeth with a shelf life greater than 12 months.

        We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponded to the termination acceleration period of June 2006 through March 2007. The payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. We determined that Wyeth's ability to collect from the end customer was reasonably assured. During the years ended December 31, 2007 and 2006, we recorded $257,000 and $1,535,000, respectively, of net profit from Wyeth, which was included in net product revenue.

9.    Acquisition and Transfer Agreements

Sale of Products to Intas Pharmaceuticals

        In April 2007, we sold the rights to anticancer agents mitomycin and paclitaxel to Intas Pharmaceuticals Ltd. for an aggregate purchase price of $1.2 million. We also sold related inventory with the transaction for $146,000. In May 2007, we sold the rights to generic etoposide to Intas for $70,000. After deducting inventory costs and other fees, we recognized a net gain on sale of products of $1,248,000 during the year ended December 31, 2007 relating to the sale of these non-core assets.

Daunorubicin Transfer Agreement

        We received approval of an Abbreviated New Drug Application ("ANDA") for generic daunorubicin in 2001. In April 2005, we executed a transfer agreement with American Pharmaceutical Partners, Inc. whereby we transferred the ANDA and all rights, title, and interest in the product for $590,000. We recorded this amount as other revenue during the year ended December 31, 2005.

Peregrine Pharmaceuticals—VEGF License

        In February 2001, we completed a transaction to license a platform drug-targeting technology known as Vascular Targeting Agent from Peregrine Pharmaceuticals ("Peregrine"), formerly known as Techniclone Corp. The licensed technology is specifically related to Vascular Endothelial Growth Factor ("VEGF"). The agreement required an up-front payment of $600,000, which included the acquisition of 150,000 shares of Peregrine. These shares are carried as part of Marketable Securities—non-current.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Acquisition and Transfer Agreements (Continued)

        The terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million. No milestone or royalty payments have been made under the agreement to date. In addition, we are required to pay Peregrine an annual license fee until the first filing of an Investigational New Drug Application ("IND") utilizing the licensed patents. During the years ended December 31, 2007, 2006 and 2005, we paid Peregrine license fees of $125,000, $100,000 and $200,000, respectively, in cash in connection with this agreement. The annual license fees paid to Peregrine have been charged to Research and development expense.

        In August 2006, we sublicensed the VEGF technology to Targa Therapeutics Corp. ("Targa"). In connection with this sublicense, Targa has agreed to develop and commercialize the VEGF technology and will pay us an annual payment equal to the annual license fee due to Peregrine under our original license agreement. In addition, upon the achievement of milestones under the original license agreement, Targa has agreed to reimburse us an amount equal to such milestone payments. We received reimbursement of $100,000 from Targa during the year ended December 31, 2007 that was recorded to research and development expense. Targa has also agreed to reimburse us for royalties due to Peregrine on licensed product sales, provided that Peregrine reduced the royalty rates in writing. In February 2007, we amended our license agreement with Peregrine to reduce these royalty rates.

10.    Convertible Debt Financing Derivative Liability and Collateral

        In June 2003, we closed a private placement transaction in which we issued Senior Convertible Notes ("June Notes") in the aggregate principal amount of $21.25 million. In connection with the issuance of the June Notes, we issued to the note holders warrants to purchase 2,634,211 shares of common stock in AVI BioPharma, Inc. that we own ("AVI Shares") at an exercise price of $5.00 per share. The warrants represented a derivative under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," that must be recorded at fair value. Changes in the fair value of the derivative have been recognized in earnings. During the years ended December 31, 2006, and 2005, we recorded changes in the value of this derivative of $1,817,000, and $(211,000), respectively. There were no similar charges during the year ended December 31, 2007 as the warrants expired on December 31, 2006.

        During the year ended December 31, 2006, one of the warrant holders exercised warrants to purchase 300,000 shares. As part of this transaction, we received $1,500,000 in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our carrying value of the shares and the proceeds we received.

        In connection with the issuance of the warrants to acquire the AVI Shares, the AVI Shares had been pledged into a collateral account. At December 31, 2006, the fair value of the pledged 2,334,211 AVI Shares were included in the accompanying consolidated balance sheet under non-current Restricted cash and investments, with an additional 50,000 unrestricted shares of AVI included in Investment in stock of related parties. As noted above, the warrants expired on December 31, 2006, and the 2,334,211 pledged shares were released from the collateral account. At December 31, 2007, all 2,384,211 AVI Shares are included in Marketable securities, non-current, as AVI is no longer considered a related party. We reflect temporary changes in the value of these shares as part of accumulated other comprehensive income or loss in stockholders' equity.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    Related Party Transactions

KineMed, Inc.

        In November 2001, we made an equity investment of $150,000 to acquire 100,000 shares of Series A Convertible Preferred stock of KineMed, Inc., a start-up biotech company. In March 2003, we made an additional equity investment of $30,000 to acquire an additional 15,000 shares. The president and chief executive officer of KineMed is a former director of SuperGen. Our current president and chief executive officer is a member of the board of directors of KineMed. We accounted for this investment under the cost method as our ownership was less than 20% of KineMed's outstanding shares. During 2005, we determined that the value of this investment was impaired due to the uncertain viability of KineMed as a going concern. As a result, the entire cost of the investment of $180,000 was charged to Selling, general, and administrative expense in 2005.

AVI BioPharma, Inc.

        In December 1999, we entered into an agreement with AVI BioPharma, Inc. At the time, the chief executive officer of AVI was a member of our Board of Directors. He later resigned from our Board in May 2002. The former president and chief executive officer of SuperGen was a member of the Board of Directors of AVI through March 2004. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately 7.5% of AVI's outstanding common stock, for $2.5 million cash and 100,000 shares of our common stock at $28.25 per share. We also acquired exclusive negotiating rights for the United States market for Avicine, AVI's proprietary cancer vaccine.

        In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI as payment for our investment, in exchange for 1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire up to 1,665,478 shares of AVI's common stock, subject to anti-dilution provisions, for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI as an investment in equity securities that are available-for-sale as our ownership is less than 20% of AVI's outstanding shares. See Note 10 above regarding the balance sheet classification of our investment in the AVI Shares.

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. In 2003 and 2002, we recorded a total of $565,000 in research and development expenses for Avicine. At December 31, 2007 and 2006, this amount was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

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

investment of $500,000 in QBI's preferred stock, which represented less than 1% of the company's outstanding shares as of December 31, 2001. Our investment in QBI is carried at cost and was recorded as Investment in stock of related parties as of December 31, 2006. QBI is no longer considered a related party, and at December 31, 2007 the investment is included in Other assets.

12.    Commitments and Contingencies

        We lease our primary administrative facility under a 10 year non-cancellable operating lease, which may be renewed for an additional five-year period. The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $2.5 million in certificates of deposit. The certificates of deposit are included in the balance sheet under Restricted cash and investments. Upon achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination. In August 2007, we subleased a portion of our primary administrative facility under a non-cancellable lease that terminates at the same time as our master lease.

        Future minimum rentals and sublease income under all operating leases with terms greater than one year are as follows (in thousands):

Year ending December 31,	Minimum rental obligations	Sublease Income
2008	$2,552	$225
2009	2,604	232
2010	2,429	219
2011	271	—
2012 and thereafter	114	—

	$7,970	$676

        Rent expense was $2,272,000 in 2007, $2,077,000 in 2006, and $2,014,000 in 2005. These amounts are net of sublease income of $108,000 in 2007, $146,000 in 2006, and $326,000 in 2005.

        As noted in Note 6 above, we will pay the former Montigen stockholders an additional $12.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones.

        We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2007.

        We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. There are no material commitments for such payments as of December 31, 2007.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes

        For financial reporting purposes, our net income (loss) included the following components (in thousands):

	Year ended December 31,
	2007	2006	2005
Pre-tax income (loss):
United States	$13,908	$(14,396)	$(11,312)
Foreign	(416)	(1,516)	(3,170)

	$13,492	$(15,912)	$(14,482)

        Income tax expense consisted of the following components (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$325	$427	—
State	86	148	—

Total current	411	575	—
Deferred	—	—	—

Total provision for income taxes	$411	$575	—

        The difference between the income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Income tax expense (benefit) at federal statutory rate	$4,722	$(5,535)	$(5,070)
State taxes (net of federal)	1,335	516	(790)
Unbenefitted foreign losses	145	531	1,109
Acquired in-process research and development	3,489	5,711	—
Non-deductible deferred compensation	337	423	—
True up of basis of investments	—	—	(1,944)
Credits	(1,396)	(920)	(900)
Expired losses	1,726	—	461
Stock compensation	—	—	85
Other	(241)	65	85
Change in valuation allowance	(9,706)	(216)	6,964

Total	$411	$575	$—

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$101,055	$108,533
Purchased in-process technology	3,909	4,583
Research and development credit carryforwards	14,799	13,398
Capitalized research and development	3,537	4,572
Investments	6,722	6,013
Deferred revenue	243	4,712
Other	5,368	3,528

	135,633	145,339
Valuation allowance	(135,633)	(145,339)

Net Deferred Tax Assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $9,706,000 during the year ended December 31, 2007, and increased by $313,000 and $6,964,000 during the years ended December 31, 2006 and 2005, respectively. Approximately $7,348,000 of the valuation allowance for deferred tax assets relates to excess tax benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

        As of December 31, 2007, we have net operating loss carryforwards for federal income tax purposes of approximately $267,654,000 which expire in the years 2011 through 2026, and federal research and development credit carryforwards of approximately $8,670,000, which expire in the years 2008 through 2027.

        As of December 31, 2007, we also have net operating loss carryforwards for state income tax purposes of approximately $139,910,000, which expire in various years through 2025, and state research and development tax credits of approximately $8,268,000, which do not expire.

        Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes (Continued)

tax return. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances, and information available at the reporting date.

        We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefits, as described in FIN 48, as of December 31, 2007. Also, there are no accrued amounts for interest and penalties.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties expenses are recognized in the statement of operations in the current year. We do not expect any unrecognized tax benefits to be recognized within the next twelve months. We are subject to income tax examinations for U.S. Federal incomes taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2008.

14.    Employee Benefit Plans

401(k) Profit Sharing Plan

        We have adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with a minimum of two months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched by the Company, up to 3% of each participant's annual compensation. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $187,000 in 2007, $206,000 in 2006, and $212,000 in 2005.

Employee Stock Purchase Plan

        In 1998 we established the 1998 Employee Stock Purchase Plan, and a total of 500,000 shares of Common Stock are reserved for issuance under the plan. Employees participating in the ESPP are granted the right to purchase shares of common stock at a price per share that is the lower of 85% of the fair market value of a share of Common Stock on the first day of an offering period, or 85% of the fair market value of a share of Common Stock on the last day of that offering period.

        In 2007, we issued 16,998 and 27,231 shares through the ESPP at $4.58 and $3.40, respectively. In 2006, we issued 21,938 and 23,101 shares through the ESPP at $3.93 and $3.77, respectively. In 2005, we issued 26,980 and 24,580 shares through the ESPP at $3.98 and $3.95, respectively. As of December 31, 2007, 37,985 shares are reserved for future issuance under the ESPP.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Quarterly Financial Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2007
Net product revenue	$621	$—	$—	$—
Cost of product revenue	221	—	—	—
Net income (loss)	(3,329)	11,077	192	5,141
Basic and diluted net income (loss) per share	(0.06)	0.19	0.00	0.09
2006
Net product revenue	$2,884	$3,984	$2,228	$467
Cost of product revenue	548	847	482	126
Net income (loss)	(12,188)	4,343	(2,318)	(6,323)
Basic and diluted net income (loss) per share	(0.24)	0.08	(0.04)	(0.11)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March 2008.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES S.J. MANUSO (James S.J. Manuso)	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008
/s/ MICHAEL MOLKENTIN (Michael Molkentin)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ CHARLES J. CASAMENTO (Charles J. Casamento)	Director	March 17, 2008
/s/ THOMAS V. GIRARDI (Thomas V. Girardi)	Director	March 17, 2008
/s/ ALLAN R. GOLDBERG (Allan R. Goldberg)	Director	March 17, 2008
/s/ WALTER J. LACK (Walter J. Lack)	Director	March 17, 2008
/s/ MICHAEL D. YOUNG (Michael D. Young)	Director	March 17, 2008

S-1

QuickLinks

SUPERGEN, INC. 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
Special Note Regarding Forward-Looking Statements
PART I
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MATTERS.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SUPERGEN, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
SUPERGEN, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)
SUPERGEN, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SIGNATURES
POWER OF ATTORNEY