Form 10-Q
period 2008-03-31
SUPERGEN INC
filed 2008-05-12
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer "and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 1, 2008 was 57,520,094.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$86,305	$78,055
Marketable securities	—	9,375
Accounts receivable, net	45	71
Accounts receivable from Mayne Pharma	7	58
Prepaid expenses and other current assets	1,309	728

Total current assets	87,666	88,287
Marketable securities, non-current	4,457	3,419
Property, plant and equipment, net	4,612	4,435
Goodwill	731	731
Other intangibles, net	426	532
Restricted cash and investments, non-current	2,564	2,536
Other assets	508	508

Total assets	$100,964	$100,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,154	$2,327
Accrued liabilities	356	687
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Mayne Pharma	600	600
Accrued payroll and employee benefits	3,141	2,782

Total current liabilities	6,816	6,961
Deferred rent	789	832

Total liabilities	7,605	7,793

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,520,094 and 57,519,094 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	58	58
Additional paid in capital	447,900	447,151
Accumulated other comprehensive loss	(1,318)	(2,343)
Accumulated deficit	(353,281)	(352,211)

Total stockholders' equity	93,359	92,655

Total liabilities and stockholders' equity	$100,964	$100,448

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Net product revenue	$—	$621
Royalty revenue	8,138	3,794

Total revenues	8,138	4,415
Costs and operating expenses:
Cost of product revenue	—	221
Research and development	7,946	5,063
Selling, general, and administrative	3,077	3,575
Gain on sale of products	(1,000)	—

Total costs and operating expenses	10,023	8,859

Loss from operations	(1,885)	(4,444)
Interest income	806	944
Other income	9	1

Loss before income tax benefit	(1,070)	(3,499)
Income tax benefit	—	170

Net loss	$(1,070)	$(3,329)

Basic and diluted net loss per comon share	$(0.02)	$(0.06)

Weighted average shares used in basic and diluted net loss per common share calculation	57,520	55,456

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net loss	$(1,070)	$(3,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	262	247
Amortization of intangibles and distribution and marketing rights	106	737
Other than temporary decline in value of investments	3	—
Stock-based compensation expense	747	1,152
Recognition of gain on sale of products	(1,000)	—
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	77	389
Inventories	—	(30)
Prepaid expenses and other assets	(581)	(567)
Due from related parties	—	26
Restricted cash and investments	(28)	(31)
Accounts payable and other liabilities	(188)	(3,446)
Deferred gain on sale of products	—	(203)
Deferred revenue	—	(459)

Net cash used in operating activities	(1,672)	(5,514)

Investing activities:
Maturities of marketable securities	9,359	—
Purchases of property and equipment	(439)	(211)
Proceeds from sale of products	1,000	10,312

Net cash provided by investing activities	9,920	10,101

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2	2,103

Net cash provided by financing activities	2	2,103

Net increase in cash and cash equivalents	8,250	6,690
Cash and cash equivalents at beginning of period	78,055	67,704

Cash and cash equivalents at end of period	$86,305	$74,394

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

        The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

        We recognized $747,000 and $1,152,000, respectively, in stock-based compensation expense for the three months ended March 31, 2008 and 2007. These amounts have been recorded in research and development expense or selling, general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 2.    STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	3.17%	4.59%
Dividend yield	—	—
Expected volatility	67.64%	60.76%
Expected life (in years)	5.12	5.14
Forfeiture rate	7.40%	9.63%

        A summary of the Company's stock option activity as of March 31, 2008, and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	7,286,806	$7.52
Granted	577,000	3.17
Exercised	(1,000)	1.75
Forfeited	(4,436)	5.46
Expired	(35,241)	13.46

Balance at March 31, 2008	7,823,129	$7.17	6.67	$86,165

Vested or expected to vest at March 31, 2008	7,364,144	$7.21	6.57	$81,711

Exercisable at March 31, 2008	5,116,262	$7.75	5.77	$54,805

        The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $1.85. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2008 was $1,750 and the total amount of cash received from exercise of these options was $1,750.

        As of March 31, 2008, there was $3,861,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.10 years. We expect options to purchase approximately 2,248,000 shares to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

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

        The following is a summary of available-for-sale securities as of March 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$246	$—	$—	$246
U.S. corporate debt securities	30,185	—	(4)	30,181
Debt securities issued by U.S. government agencies	55,053	7	—	55,060
Marketable equity securities	5,777	15	(1,335)	4,457

Total	$91,261	$22	$(1,339)	$89,944

        The available-for-sale securities are classified on the balance sheet as of March 31, 2008 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$85,484	$7	$(4)	$85,487
Marketable securities, non-current	5,777	15	(1,335)	4,457

Total	$91,261	$22	$(1,339)	$89,944

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. The gross unrealized losses as of March 31, 2008 are primarily due to a decline in the share price of our investment in the stock of AVI BioPharma, Inc. ("AVI"). We have determined that the gross unrealized losses at March 31, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Investments with unrealized losses have been in an unrealized loss position for less than a year. The investment in the stock of AVI had been in an unrealized loss position for less than four months as of March 31, 2008. It is reasonably possible that we will determine that the unrealized loss related to AVI is other than temporary in the near term.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 3.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	March 31, 2008	December 31, 2007
Debt securities due in one year or less	$85,487	$81,005
Marketable equity securities	4,457	3,419

Total	$89,944	$84,424

NOTE 4.    FAIR VALUE MEASUREMENTS

        On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the Financial Accounting Standards Board ("FASB") issued FSP 157-2, which allows entities to defer the effective date of SFAS 157 for one year for non-financial assets and liabilities measured at fair value on a non-recurring basis. As allowed under FSP 157-2, we have elected to defer our adoption of SFAS 157 for such non-financial assets and liabilities until January 1, 2009. SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date. Our Level 1 assets include equity securities that are traded in an active exchange market.

  •
  Level 2—Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, and U.S. and foreign government and agency securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity.

        If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        As of March 31, 2008, we held $89.9 million of cash equivalents and marketable securities consisting of equity securities, high quality, marketable debt instruments of corporations, financial institutions, and government agencies and a money market fund. We have adopted an investment policy

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 4.    FAIR VALUE MEASUREMENTS (Continued)

and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its Federal Agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

        Our cash equivalents and available-for-sale marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations, or other observable inputs. The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy as defined by SFAS 157 (in thousands):

	Fair Value Measurements at March 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$—	$246	—	$246
Commercial paper	—	30,181	—	30,181
U.S. government agency notes	—	55,060	—	55,060
Equity securities	4,457	—	—	4,457

	$4,457	$85,487	—	$89,944

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC.

        In August 2004, we entered into a license agreement with MGI PHARMA, Inc., a Minnesota corporation ("MGI") relating to Dacogen® (decitabine) for Injection, an anti-cancer therapeutic which has been approved by the United States Food and Drug Administration ("FDA") for the treatment of patients with myelodysplastic syndrome ("MDS"). Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI is acquired by an

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC. (Continued)

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

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. During the three months ended March 31, 2008 and 2007, we recorded royalty revenue of $8,138,000 and $3,794,000, respectively.

NOTE 6.    ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

        On April 4, 2006, we completed our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen"), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB™, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family. The acquisition of Montigen was accounted for as an acquisition of assets rather than as a business combination. The results of operations of Montigen since April 4, 2006 have been included in our consolidated financial statements and primarily consist of research and development expenses.

        The values assigned to the assembled workforce and the CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $157,000 and $695,000, respectively, at March 31, 2008.

        The acquisition agreement required us to pay the former Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10.0 million, which we paid through the issuance of shares of our common stock and recorded as additional acquired in-process research and development expense. The remaining $12.0 million in future contingent regulatory milestone payments that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestones are achieved.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA

Sale of North American Rights

        On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13.4 million, which represented the purchase price per the asset acquisition agreement, reduced by a number of adjustments and holdbacks, including a $5.0 million supply holdback that we received in December 2007 and a $1.0 million indemnification holdback that we received in February 2008.

        In addition to the initial payment and holdbacks, we were entitled to receive annual deferred payments totaling $14.1 million over the next five years based on achievement of specific annual sales targets by Mayne. These annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change in control occurred when Mayne was acquired by Hospira, Inc. As a result, we received an accelerated milestone payment of $10.3 million from Mayne. In September 2007, we also received the first annual sales milestone payment of $1.8 million.

        In conjunction with this transaction, we also entered into certain related agreements including the following:

  Transition Services Agreement—We agreed to provide certain transition services to Mayne. This included utilization of our sales and marketing personnel during a six month transition period, for which we were reimbursed by Mayne. In addition, Mayne agreed to provide certain transition services without charge related to supporting approval of a specified manufacturer of Nipent in Europe. During the three months ended March 31, 2007, we billed $481,000 for services provided to Mayne, which was recorded as a reduction of our selling, general and administrative operating expenses. The transition services period ended on February 21, 2007. We provided no comparable services during the three months ended March 31, 2008.

  Supply Agreement—To support our European business, Mayne agreed to provide us with a supply of Nipent indefinitely or until the sale to Mayne of the remaining worldwide rights for Nipent was finalized. There were no purchases of Nipent from Mayne during the three months ended March 31, 2007, and the sale of the remaining worldwide rights to Mayne was completed in April 2007.

        We have a number of additional obligations under the asset acquisition agreement, including the following:

  Reimbursement of Costs for Alternate Supply—We were obligated to reimburse Mayne up to $1.0 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne's specified facility. During the three months ended March 31, 2007, we recorded $232,000 for alternate supply cost reimbursements. As of December 31, 2007, we had paid Mayne the entire $1.0 million alternative supply obligation, and recorded no comparable expenses for the three months ended March 31, 2008.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

  Development Plan Payments—We were obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. During the three months ended March 31, 2007, we recorded $90,000 of costs related to this obligation, which was charged to research and development expense. We had no comparable expenses for the three months ended March 31, 2008. The Nipent manufacturing facility was qualified in 2007 and is providing Nipent to Mayne. We do not expect to incur any further development plan costs.

  Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. Since our employees were required to stay with the Company and perform transition related services before they could collect their retention and severance, we accrued the retention and severance costs as they were earned. During the three months ended March 31, 2007, we recorded $187,000 of retention and severance costs, recorded in selling, general and administrative expenses. We recorded total retention and severance costs of $1,826,000 during the term of the transition services period, which ended on February 21, 2007. No further retention and severance costs will be incurred.

  Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement described above. Mayne has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the three year period to be $600,000, although no maximum amount is specified in the agreement. This amount is included in the deferred gain in the accompanying balance sheet at March 31, 2008 and will be paid to Mayne as the amounts become due.

Sale of Remaining Worldwide Rights

        On April 2, 2007, we closed another transaction with Mayne completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The holdbacks consist of a $1.0 million supply holdback, which was related to the North American $5.0 million holdback and was received in December 2007, and a $250,000 indemnification holdback that will be retained by Mayne for 18 months.

Recognition of Gain on Sale

        From the initial cash proceeds from the North American transaction of $13.4 million, the accelerated milestone payment of $10.3 million, and $4.0 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and deferred amounts for alternative supply reimbursements and price

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

protection exposure. This resulted in a remaining net gain of $24.6 million, which was recognized during the quarter ended June 30, 2007. No gain was recorded during the three months ended March 31, 2007. The gain recognized during the second quarter of 2007 included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain until Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and, as a result, we were able to estimate our price protection exposure.

        A sales milestone payment of $1.8 million received in August 2007, and the supply holdback payments of $5.0 million and $1.0 million received in December 2007 were also recorded as a gain on sale of products during the year ended December 31, 2007.

        The $1.0 million indemnification holdback from the sale of the North American rights that was to be held by Mayne for 18 months to cover any potential claims was received in February 2008, and was recorded as gain on sale of products during the three months ended March 31, 2008. The remaining balance of the deferred gain on sale of products of $600,000 at March 31, 2008 consists of estimated price protection exposure.

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

NOTE 8.    NIPENT EUROPEAN DISTRIBUTION RIGHTS

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 8.    NIPENT EUROPEAN DISTRIBUTION RIGHTS (Continued)

        We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007. This payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. During the three months ended March 31, 2007, we recorded $257,000 of net profit from Wyeth, which was included in net product revenue. We had no similar revenue for the three months ended March 31, 2008.

NOTE 9.    COMPREHENSIVE INCOME/LOSS

        Comprehensive income or loss consists primarily of the net income or loss and changes in unrealized gains or losses on investments. For the three months ended March 31, 2008, total comprehensive loss amounted to $45,000, compared to a comprehensive loss of $4,547,000 for the three months ended March 31, 2007. We recorded net unrealized gains on investments of $1,025,000 for the three months ended March 31, 2008 compared to net unrealized losses on investments of $1,218,000 for the three months ended March 31, 2007.

NOTE 10.    BASIC AND DILUTED LOSS PER SHARE

        Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase common stock are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

        The computation of diluted net loss per share for the three months ended March 31, 2008 and 2007 excludes the impact of the following as their effect was anti-dilutive (in thousands):

	March 31,
	2008	2007
Options to purchase common stock	7,823	7,606
Warrants to purchase common stock	1,135	4,596

NOTE 11.    INCOME TAXES

        We recorded no tax benefit or provision for the three months ended March 31, 2008, based on the operating loss for the period and anticipated operating loss for the full calendar year. We recorded a tax benefit of $170,000 for the three months ended March 31, 2007, based on the Company's estimated effective tax rate for the year. The effective tax rate was based on the anticipated alternative minimum taxes and state income taxes.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2008

(Unaudited)

NOTE 11.    INCOME TAXES (Continued)

        We have no unrecognized tax benefits, as described in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of March 31, 2008. Also, there are no accrued amounts for interest and penalties.

        Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. Federal incomes taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to March 31, 2009.

NOTE 12.    RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 141R beginning January 1, 2009, as required. We do not anticipate that the adoption of SFAS 141R will currently have a material impact on our consolidated financial statements but it will impact any future business combination beginning in 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our expectations about our ability to become profitable; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside

North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, we may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

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

        In August 2007, we received a sales milestone payment of $1.8 million from Mayne and in December 2007 received $6 million in supply holdback payments. In February 2008, we received a $1 million indemnification holdback from Mayne.

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

        To date, our product revenues have been limited and were derived primarily from sales of Nipent for the treatment of hairy cell leukemia, which was marketed in the United States until August 2006 and in Europe through March 2007. All of our current products are in the development or clinical trial stage and will require substantial additional investments in research and development, clinical trials, regulatory and sales and marketing activities to commercialize these product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $353.3 million through March 31, 2008, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2009.

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

        Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2007 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

  Stock-Based Compensation

        We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Expected volatility is determined based on a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. The expected life of our stock options is based on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

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

        As of March 31, 2008, there was $3,861,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.10 years. We expect approximately 2,248,000 in unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

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

        We accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which were amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $630,000 through the three months ended March 31, 2007 was reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth were deferred and were recognized as revenue (and related cost of revenue) when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we received an additional amount of net profit based on Wyeth's sales of Nipent. During the three months ended March 31, 2007, we received $257,000 of net profit, which was included in net product revenue. We had no similar transactions during the three months ended March 31, 2008.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the three month period ended March 31, 2008, we recorded royalty revenue of $8.1 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement of $13.4 million, the accelerated milestone payment of $10.3 million, and $4.0 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24.6 million, which was recognized during the quarter ended June 30, 2007. The gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. In August 2007, we received a sales milestone payment of $1.8 million from Mayne and in December 2007 received $6 million in supply holdback payments. The remaining balance of the deferred gain on sale of products of $600,000 at March 31, 2008 consists solely of the estimated price protection exposure.

        We received $1.0 million from Mayne during the three months ended March 31, 2008 related to an indemnification holdback. As we have determined that the Nipent operations sold to Mayne did not represent a separate component of our business, we have reflected activities related to the Nipent business in operating activities for all periods presented.

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

  Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. Specifically, as of March 31, 2008, we own 2,384,211 shares of AVI BioPharma, Inc. and have recorded an unrealized loss of $1.3 million related to this investment. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations. It is reasonably possible that we will determine that the unrealized loss related to AVI is other than temporary in the near term.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market or development opportunities.

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 141R beginning January 1, 2009, as required. We do not anticipate that the adoption of SFAS 141R will currently have a material impact on our consolidated financial statements but it will impact any future business combination beginning in 2009.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007:

	Three months ended March 31,
			Change
Revenues
	2008	2007	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$—	$621	$(621)	(100.0)%
Royalty revenue	8,138	3,794	4,344	114.5

        The decrease in net product revenue for the three months ended March 31, 2008 was due to the sale of our remaining worldwide rights to Nipent to Mayne Pharma. Net product revenues in 2007 relate only to sales of Nipent in Europe.

        Royalty revenues recorded in the three months ended March 31, 2008 and 2007 relate to Dacogen sales for the fourth quarters of 2007 and 2006, respectively. MGI is required to pay us royalties of 20% to 30% of net Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

	Three months ended March 31,
			Change
Costs and operating expenses
	2008	2007	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$—	$221	$(221)	(100.0)%
Research and development	7,946	5,063	2,883	56.9
Selling, general and administrative	3,077	3,575	(498)	(13.9)
Gain on sale of products	(1,000)	—	1,000	—

        The decline in cost of product revenue was due to the sale of our remaining worldwide rights to Nipent to Mayne Pharma.

        The increase in research and development expenses was due to higher research and development salaries and benefits of $665,000, higher contracted outside research and development services and supplies of $1,343,000 and increased clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470 of approximately $740,000.

        The decrease in selling, general and administrative expenses relates primarily to elimination of our sales and marketing programs due to the sale of Nipent and Surface Safe to Mayne in August 2006 of $367,000, and lower stock-based compensation expenses of $425,000.

        The gain on sale of products recorded in the three months ended March 31, 2008 represented the receipt of a $1.0 million indemnification holdback relating to the sale of Nipent to Mayne Pharma. We had no comparable receipts during the three months ended March 31, 2007.

	Three months ended March 31,
			Change
Other income (expense)
	2008	2007	Dollar	Percent
	(Dollars in thousands)
Interest income	$806	$944	$(138)	(14.6)%
Other income	9	1	8	800.0

        The decrease in interest income was due primarily to lower interest rates for the three months ended March 31, 2008 compared to the same period in 2007.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $90,762,000 at March 31, 2008 compared to $90,849,000 at December 31, 2007.

        Net cash used in operating activities was $1,672,000 in the first quarter of 2008, and consisted primarily of the net loss of $1,070,000, and an increase in prepaid expenses and other assets of $581,000 due primarily due to the payment of various insurance premiums in the quarter, partially offset by non-cash stock compensation expense of $747,000. Net cash used in operating activities was $5,514,000 in the first quarter of 2007, and consisted primarily of the net loss of $3,329,000 and a decrease in accounts payable and other liabilities of $3,446,000, partially offset by non-cash stock compensation expense of $1,152,000.

        Net cash provided by investing activities was $9,920,000 in the first quarter of 2008, and consisted primarily of $9,359,000 in proceeds from maturities of marketable securities and a $1 million payment from Mayne Pharma relating to an indemnification holdback. Net cash provided by investing activities was $10,101,000 in the first quarter of 2007, and consisted primarily of the accelerated milestone payment from Mayne Pharma of $10,312,000 due to a change in control at Mayne.

        Net cash provided by financing activities was $2,000 and $2,103,000 in the first quarter of 2008 and 2007, respectively, and both consisted of proceeds from the exercise of stock options or warrants.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of milestone payments in connection with collaborative agreements. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2009. However, it is our intention to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired or licensed products and development activities resulting from the acquired research operation based in Salt Lake City, Utah.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2007, we have $12.0 million in future contingent regulatory non-cash milestone payments due to the former Montigen stockholders, which would be payable in shares of SuperGen stock.

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

        Our investment policy is to manage our marketable debt securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with an average maturity of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

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

        As of March 31, 2008, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Even though Dacogen has been approved in the United States and even if it receives regulatory approval in the EU on a future date, patients and physicians may not readily accept it, which would result in lower than projected sales and cause substantial harm to our business through the receipt of lower royalty revenue from MGI. In addition, pursuant to our license agreement with MGI, we are expecting to receive payments from MGI in connection with the achievement of certain commercialization milestones. If these commercialization milestones are not met, we will not receive these payments and our financial condition and business would be harmed.

If Dacogen does not receive regulatory approval in Europe, our future revenues may be limited and our business would be harmed.

        In July 2006, MGI announced that it had sublicensed Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global regulatory and sales targets. Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. However, if Dacogen is never approved in Europe, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and future revenues and our business will be harmed.

Our right to receive a significant portion of the consideration for the sale of Nipent to Mayne Pharma is subject to contingencies beyond our control.

        In August 2006 we sold the North American rights to Nipent and Surface Safe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34.0 million. Over $2.0 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next two years. Achievement of these sales targets are beyond our control. In April 2007 we sold the remaining worldwide rights to Nipent to Mayne for approximately $8.3 million. $250,000 of that aggregate purchase price is an indemnification holdback to be held by Mayne until October 2008 to cover any potential claims. If there are claims against the indemnification holdback, and/or we are not entitled to the approximately $2.0 million of deferred payments under the North American transaction, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments and revenues generated primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $353.3 million from inception through March 31, 2008, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2009 and may never achieve profitability.

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

        We expect to record development and license revenue from payments made to us by MGI upon the achievement of regulatory and commercialization milestones. However, we may fail to achieve these milestones, either because they are unable to secure regulatory approval of Dacogen in Europe or Asia or due to MGI's or Janssen-Cilag's inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI will pay us (i) a certain portion of revenues payable to MGI as a result of MGI sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will continue to receive these payments, and we cannot be assured that MGI will expend the resources to expand sales of Dacogen in North America, or that the Janssen-Cilag companies will expend the resources to sell it in Europe and elsewhere, or that either company will be successful in doing so.

Our equity investment in AVI exposes us to equity price risk and any impairment charge would affect our results of operations.

        Our investments in marketable securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. However, we are exposed to equity price risk on our equity investment in AVI. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

        Currently we own 2,384,211 shares of AVI and have recorded an unrealized loss of $1.3 million related to this investment as of March 31, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. We have determined that our unrealized losses at March 31, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Investments with unrealized losses have been in an unrealized loss position for less than a year. The investment in the stock of AVI had been in an unrealized loss position for less than four months as of March 31, 2008. It is reasonably possible that we will determine that the unrealized loss related to AVI is other than temporary in the near term.

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

        Our clinical trials must be conducted in accordance with the requirements of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorities, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice ("GCP") regulations and guidelines for all of our products in clinical development. GCPs are enforced through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practices ("GMPs"), and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

        We rely on third-party suppliers to provide us with numerous components used in our products under development. Relying on third-party suppliers makes us vulnerable to component failures and interruptions in supply, either of which could impair our ability to conduct clinical trials on a timely basis. Using third-party suppliers makes it difficult and sometimes impossible for us to maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. Both now and as we expand our need for manufacturing capacity, we cannot be sure that our suppliers will furnish us with required components when we need them. These factors could make it difficult for us to effectively and efficiently manufacture our products, and could adversely impact our clinical trials, product development and future sales of our products.

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

SUPERGEN, INC.
Date:	May 12, 2008	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES