Form 10-Q
period 2008-06-30
SUPERGEN INC
filed 2008-08-11
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 1, 2008 was 57,562,059.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$76,344	$78,055
Marketable securities	8,483	9,375
Accounts receivable, net	3	71
Accounts receivable from Mayne Pharma	11	58
Prepaid expenses and other current assets	1,288	728

Total current assets	86,129	88,287
Marketable securities, non-current	2,733	3,419
Property, plant and equipment, net	4,652	4,435
Goodwill	731	731
Other intangibles, net	319	532
Restricted cash and investments, non-current	2,592	2,536
Other assets	508	508

Total assets	$97,664	$100,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,614	$2,327
Accrued liabilities	247	687
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Mayne Pharma	600	600
Accrued payroll and employee benefits	2,350	2,782

Total current liabilities	6,376	6,961
Deferred rent	744	832

Total liabilities	7,120	7,793

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,562,059 and 57,519,094 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	58	58
Additional paid in capital	448,658	447,151
Accumulated other comprehensive loss	(12)	(2,343)
Accumulated deficit	(358,160)	(352,211)

Total stockholders' equity	90,544	92,655

Total liabilities and stockholders' equity	$97,664	$100,448

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Net product revenue	$—	$—	$—	$621
Royalty revenue	8,133	4,619	16,271	8,413

Total revenues	8,133	4,619	16,271	9,034
Costs and operating expenses:
Cost of product revenue	—	—	—	221
Research and development	7,740	5,953	15,687	11,015
Selling, general, and administrative	3,273	3,697	6,350	7,273
Acquired in-process research and development	—	9,967	—	9,967
Gain on sale of products	(560)	(25,849)	(1,560)	(25,849)

Total costs and operating expenses	10,453	(6,232)	20,477	2,627

Income (loss) from operations	(2,320)	10,851	(4,206)	6,407
Interest income	497	1,040	1,303	1,984
Other than temporary decline in value of investments	(3,052)	—	(3,055)	—
Other income (expense)	(4)	19	9	20

Income (loss) before income tax provision	(4,879)	11,910	(5,949)	8,411
Income tax provision	—	(833)	—	(663)

Net income (loss)	$(4,879)	$11,077	$(5,949)	$7,748

Net income (loss) per common share:
Basic	$(0.08)	$0.19	$(0.10)	$0.14

Diluted	$(0.08)	$0.19	$(0.10)	$0.14

Weighted average shares outstanding:
Basic	57,542	57,010	57,531	56,237

Diluted	57,542	58,143	57,531	57,087

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(5,949)	$7,748
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	542	482
Amortization of intangibles and distribution and marketing rights	213	843
Other than temporary decline in value of investments	3,055	—
Stock-based compensation expense	1,417	2,258
Recognition of gain on sale of products	(1,400)	(15,572)
Acquired in-process research and development	—	9,967
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	115	1,643
Inventories	—	223
Prepaid expenses and other assets	(560)	(376)
Restricted cash and investments	(56)	(63)
Accounts payable and other liabilities	(673)	(2,899)
Deferred gain on sale of products	—	(10,847)
Deferred revenue	—	(459)

Net cash used in operating activities	(3,296)	(7,052)

Investing activities:
Purchases of marketable securities	(8,500)	—
Maturities of marketable securities	9,354	(1,499)
Purchases of property and equipment	(759)	(591)
Proceeds from sale of products	1,400	15,572

Net cash provided by investing activities	1,495	13,482

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	90	3,630

Net cash provided by financing activities	90	3,630

Net increase (decrease) in cash and cash equivalents	(1,711)	10,060
Cash and cash equivalents at beginning of period	78,055	67,704

Cash and cash equivalents at end of period	$76,344	$77,764

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$—	$9,967

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

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

        In the statement of cash flows for the six months ended June 30, 2007, the amounts related to recognition of gain on sale of products and proceeds from sale of products have increased by $1,248,000 from the amounts reported in our Form 10-Q for the quarterly period ended June 30, 2007 in order to reclassify the cash received from Intas related to the sale of products to an investing activity.

NOTE 2.    STOCK-BASED COMPENSATION

        We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R").

         Stock Option Plans.    We have 14,263,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our 2003 Stock Plan. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period).

         Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2008 and is scheduled to end on November 14, 2008. Upon adoption of SFAS 123R, we began recording stock-based compensation expense related to the ESPP.

        We recognized $670,000 and $1,106,000, respectively, in stock-based compensation expense for the three months ended June 30, 2008 and 2007. We recognized $1,417,000 and $2,258,000, respectively, in stock-based compensation expense for the six months ended June 30, 2008 and 2007. These amounts

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 2.    STOCK-BASED COMPENSATION (Continued)

have been recorded in research and development expenses or selling, general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.30%	4.99%	3.23%	4.68%
Dividend yield	—	—	—	—
Expected volatility	81.10%	62.12%	74.41%	61.06%
Expected life (in years)	5.49	5.51	5.31	5.22
Forfeiture rate	7.40%	9.63%	7.40%	9.63%

        A summary of the Company's stock option activity as of June 30, 2008, and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	7,286,806	$7.52
Granted	1,184,036	2.77
Exercised	(5,000)	1.75
Forfeited	(14,015)	4.01
Expired	(203,761)	12.20

Balance at June 30, 2008	8,248,066	$6.73	6.79	$22,302

Vested or expected to vest at June 30, 2008	7,730,831	$6.78	6.70	$22,189

Exercisable at June 30, 2008	5,189,792	$7.45	5.86	$19,301

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $1.74. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2008 was $4,750 and the total amount of cash received from exercise of these options was $8,750.

        As of June 30, 2008, there was $4,054,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.12 years. We expect options to purchase approximately 2,541,000 shares to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

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

        The following is a summary of available-for-sale securities as of June 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$98	$—	$—	$98
U.S. corporate debt securities	22,097	—	(2)	22,095
Debt securities issued by U.S. government agencies	62,069	1	(18)	62,052
Marketable equity securities	2,726	7	—	2,733

Total	$86,990	$8	$(20)	$86,978

        The available-for-sale securities are classified on the balance sheet as of June 30, 2008 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$75,764	$1	$(3)	$75,762
Marketable securities, current	8,500	—	(17)	8,483
Marketable securities, non-current	2,726	7	—	2,733

Total	$86,990	$8	$(20)	$86,978

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at June 30, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Investments with unrealized losses have been in an unrealized loss position for less than a year. During the three months ended June 30, 2008, we recorded a $3,052,000 other than temporary decline in the value of our investment in the stock of AVI BioPharma, Inc. ("AVI"). The investment in the stock of AVI had been in an unrealized loss position for more than six months as of June 30, 2008.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 3.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	June 30, 2008	December 31, 2007
Debt securities due in one year or less	$84,245	$81,005
Marketable equity securities, non-current	2,733	3,419

Total	$86,978	$84,424

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

        As of June 30, 2008, we held $86,978,000 of cash equivalents and marketable securities consisting of equity securities, high quality, marketable debt instruments of corporations, financial institutions, and government agencies and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 4.    FAIR VALUE MEASUREMENTS (Continued)

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

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$—	$98	—	$98
Commercial paper	—	22,095	—	22,095
U.S. government agency notes	—	62,052	—	62,052
Equity securities	2,733	—	—	2,733

	$2,733	$84,245	—	$86,978

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC.

        In August 2004, we entered into a license agreement with MGI PHARMA, Inc., a Minnesota corporation ("MGI") relating to Dacogen® (decitabine) for Injection, an anti-cancer therapeutic which has been approved by the United States Food and Drug Administration ("FDA") for the treatment of patients with myelodysplastic syndromes ("MDS"). Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI is acquired by an entity that is not deemed an "equivalent" pharmaceutical company or (ii) MGI becomes insolvent. None of the payments made pursuant to the agreement are refundable, except in the case of overpayment.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC. (Continued)

        In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from MGI because we do not have sufficient ability to accurately estimate Dacogen sales. During the three months ended June 30, 2008 and 2007, we recorded royalty revenue of $8,133,000 and $4,619,000, respectively. During the six months ended June 30, 2008 and 2007, we recorded royalty revenue of $16,271,000 and $8,413,000, respectively.

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

        The values assigned to the assembled workforce and the CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $176,000 and $781,000, respectively, at June 30, 2008.

        The acquisition agreement required us to pay the former Montigen stockholders an additional $22 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10 million, which we paid through the issuance of shares of our common stock and recorded as additional acquired in-process research and development expense. The remaining $12 million in future contingent regulatory milestone payments that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestones are achieved.

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA

Sale of North American Rights

        On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13.4 million, which represented the purchase price per the asset acquisition agreement, reduced by a number of adjustments and holdbacks, including a $5 million

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

supply holdback that we received in December 2007 and a $1 million indemnification holdback that we received in February 2008.

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

        In conjunction with this transaction, we also entered into certain related agreements including the following:

  Transition Services Agreement—We agreed to provide certain transition services to Mayne. This included utilization of our sales and marketing personnel during a six month transition period, for which we were reimbursed by Mayne. In addition, Mayne agreed to provide certain transition services without charge related to supporting approval of a specified manufacturer of Nipent in Europe. During the six months ended June 30, 2007, we billed $481,000 for services provided to Mayne, which was recorded as a reduction of our selling, general and administrative operating expenses. The transition services period ended on February 21, 2007. We provided no comparable services during the six months ended June 30, 2008.

  Supply Agreement—To support our European business, Mayne agreed to provide us with a supply of Nipent indefinitely or until the sale to Mayne of the remaining worldwide rights for Nipent was finalized. There were no purchases of Nipent from Mayne during the six months ended June 30, 2007, and the sale of the remaining worldwide rights to Mayne was completed in April 2007.

        There were a number of additional obligations under the asset acquisition agreement, including the following:

  Reimbursement of Costs for Alternate Supply—We were obligated to reimburse Mayne up to $1 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne's specified facility. During the six months ended June 30, 2007, we recorded $551,000 for alternate supply cost reimbursements. As of December 31, 2007, we had paid Mayne the entire $1 million alternative supply obligation, and recorded no comparable expenses for the six months ended June 30, 2008.

  Development Plan Payments—We were obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. During the six months ended June 30, 2007, we recorded $35,000 of costs related to this obligation, which was charged to research and development expense. We had no comparable expenses for the six months ended June 30, 2008. The Nipent manufacturing facility was qualified in 2007 and is providing Nipent to Mayne. We do not expect to incur any further development plan costs.

  Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. Since our

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

  employees were required to stay with the Company and perform transition related services before they could collect their retention and severance, we accrued the retention and severance costs as they were earned. During the six months ended June 30, 2007, we recorded $187,000 of retention and severance costs, recorded in selling, general and administrative expenses. We recorded total retention and severance costs of $1,826,000 during the term of the transition services period, which ended on February 21, 2007. No further retention and severance costs will be incurred.

  Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement described above. Mayne has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the three year period to be $600,000, although no maximum amount is specified in the agreement. This amount is included in the deferred gain in the accompanying balance sheet at June 30, 2008 and will be paid to Mayne as the amounts become due.

Sale of Remaining Worldwide Rights

        On April 2, 2007, we closed another transaction with Mayne completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The holdbacks consist of a $1 million supply holdback, which was related to the North American $5 million holdback and was received in December 2007, and a $250,000 indemnification holdback that will be retained by Mayne for 18 months.

Recognition of Gain on Sale

        From the initial cash proceeds from the North American transaction of $13.4 million, the accelerated milestone payment of $10.3 million, and $4 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24.6 million, which was recognized during the quarter ended June 30, 2007. The gain recognized during the second quarter of 2007 included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain until Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and, as a result, we were able to estimate our price protection exposure.

        A sales milestone payment of $1.8 million received in August 2007, and the supply holdback payments of $5 million and $1 million received in December 2007 were also recorded as a gain on sale of products during the year ended December 31, 2007.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

        The $1 million indemnification holdback from the sale of the North American rights that was to be held by Mayne for 18 months to cover any potential claims was received in February 2008, and was recorded as gain on sale of products during the six months ended June 30, 2008. During the three months ended June 30, 2008, we received a $400,000 annual installment payment from Mayne related to the sale of the remaining worldwide rights, which was also recorded as a gain on sale of products. In addition, during the three months ended June 30, 2008 we recorded an additional $160,000 as gain on sale of products relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. The remaining balance of the deferred gain on sale of products of $600,000 at June 30, 2008 consists of estimated price protection exposure.

        Due to the Company's determination that the Nipent operations sold to Mayne did not represent a separate component of the Company and the Company's continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, the Company has reflected activities related to the Nipent and SurfaceSafe businesses in operating activities for all periods presented.

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

        We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007. This payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. During the six months ended June 30, 2007, we recorded $257,000 of net profit from Wyeth, which was included in net product revenue. We had no similar revenue for the six months ended June 30, 2008.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 9. COMPREHENSIVE INCOME/LOSS

        The following table is a reconciliation of our net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(4,879)	$11,077	$(5,949)	$7,748
Other than temporary decline in value of investments	3,052	—	3,055	—
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	(1,746)	249	(724)	(969)

Comprehensive income (loss)	$(3,573)	$11,326	$(3,618)	$6,779

NOTE 10. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding used in calculation of basic earnings per share	57,542	57,010	57,531	56,237
Dilutive stock options and warrants	—	1,133	—	850

Weighted-average common shares outstanding used in calculation of diluted earnings per share	57,542	58,143	57,531	57,087

Outstanding stock options and warrants not included in net income (loss) per share calculation as they had an antidilutive effect	9,383	6,167	9,383	6,785

NOTE 11. INCOME TAXES

        We recorded no tax benefit or provision for the six months ended June 30, 2008, based on the operating loss for the period and anticipated operating loss for the full calendar year. We recorded a tax provision of $663,000 for the six months ended June 30, 2007, based on the Company's estimated

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2008

(Unaudited)

NOTE 11. INCOME TAXES (Continued)

effective tax rate for the year. The effective tax rate was based on the anticipated alternative minimum taxes and state income taxes.

        We have no unrecognized tax benefits, as described in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of June 30, 2008. Also, there are no accrued amounts for interest and penalties.

        Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. Federal incomes taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to June 30, 2009.

NOTE 12. LIQUIDATION OF EUROGEN PHARMACEUTICALS

        We established our European subsidiary, EuroGen Pharmaceuticals, Ltd. ("EuroGen") in 2001 to expand our commercial presence in Europe. Since that time, we have changed our strategic focus due to the sublicense of Dacogen to MGI PHARMA in 2004 and the sale of Nipent to Mayne Pharma in 2006 and 2007. As a result, in May 2008, we decided to discontinue our European operations and commence liquidation of EuroGen. We expect the liquidation to be completed by the end of 2008. As part of this liquidation, we will terminate the two employees at EuroGen. As part of the employment agreements with these two employees, we are required to provide them with a twelve month notification period prior to termination. We expect that they will continue to provide services for six months from the May 2008 notification date, during which time they will be compensated with their normal salary and benefits. At the end of the six month period, we will be obligated to pay these employees an additional six months of severance payments. We estimated the severance payments at $322,000 and recorded the severance in Selling, general and administrative expenses in the quarter ended June 30, 2008, with the corresponding severance accrual in Accrued payroll and employee benefits.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 141R beginning January 1, 2009, as required. We do not anticipate that the adoption of SFAS 141R will currently have a material impact on our consolidated financial statements, but it will impact any future business combination beginning in 2009.

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

        On April 2, 2007, we closed another transaction with Mayne, completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million as a condition of the closing, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five annual installments on the anniversary of the closing date, except for $1.25 million that will be received when certain contractual conditions are met, including a $1 million supply holdback payment.

        In August 2007, we received a sales milestone payment of $1.8 million from Mayne and in December 2007 received $6 million in supply holdback payments. In February 2008, we received a $1 million indemnification holdback from Mayne, and in May 2008 we received a $400,000 annual installment relating to the sale of the remaining worldwide rights.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $358.2 million through June 30, 2008, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2009.

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

        As of June 30, 2008, there was $4,054,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.12 years. We expect options to purchase approximately 2,541,000 shares to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

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

        We accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which were amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $630,000 through the three months ended March 31, 2007 was reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth were deferred and were recognized as revenue (and related cost of revenue) when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we received an additional amount of net profit based on Wyeth's sales of Nipent. During the six months ended June 30, 2007, we received $257,000 of net profit, which was included in net product revenue. We had no similar transactions during the six months ended June 30, 2008.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the six month period ended June 30, 2008, we recorded royalty revenue of $16.3 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement of $13.4 million, the accelerated milestone payment of $10.3 million, and $4 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24.6 million, which was recognized during the quarter ended June 30, 2007. The gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. In August 2007, we received a sales milestone payment of $1.8 million from Mayne and in December 2007 received $6 million in supply holdback payments. The remaining balance of the deferred gain on sale of products of $600,000 at June 30, 2008 consists solely of the estimated price protection exposure.

        During the six months ended June 30, 2008, we received $1 million from Mayne related to an indemnification holdback and a $400,000 annual installment payment. In addition, we recorded an additional $160,000 as gain on sale of products relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. As we have determined that the Nipent operations sold to Mayne did not represent a separate component of our business, we have reflected activities related to the Nipent business in operating activities for all periods presented.

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

  Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. Specifically, as of June 30, 2008, we own 2,384,211 shares of AVI BioPharma, Inc. and recorded an other than temporary decline in value of $3.1 million related to this investment. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations.

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

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

	Three months ended June 30,		Change
Revenues	2008	2007	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$8,133	$4,619	$3,514	76.1%

        Royalty revenues recorded in the three months ended June 30, 2008 and 2007 relate to Dacogen sales for the first quarters of 2008 and 2007, respectively. MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

	Three months ended June 30,		Change
Costs and operating expenses	2008	2007	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,740	$5,953	$1,787	30.0%
Selling, general and administrative	3,273	3,697	(424)	(11.5)
Acquired in-process research and development	—	9,967	(9,967)	(100.0)
Gain on sale of products	(560)	(25,849)	(25,289)	(97.8)

        The increase in research and development expenses was primarily due to higher research and development salaries and benefits of $467,000, and higher contracted outside research and development services, supplies, and increased clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470 of approximately $1,317,000.

        The decrease in selling, general and administrative expenses relates primarily to lower stock-based compensation expenses.

        Acquired in-process research and development cost recorded in the three months ended June 30, 2007 represented a milestone payment due to the former Montigen stockholders when we received clearance from the FDA to begin Phase 1 clinical trials for MP-470. We had no similar milestone payments in the three months ended June 30, 2008.

        The gain on sale of products recorded in the three months ended June 30, 2008 represented the receipt of a $400,000 annual installment payment relating to the sale of Nipent to Mayne Pharma, and $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. Gain on sale of products for the three months ended June 30, 2007 relates to the sale of our worldwide rights to Nipent and SurfaceSafe to Mayne Pharma and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals.

	Three months ended June 30,		Change
Other income (expense)	2008	2007	Dollar	Percent
	(Dollars in thousands)
Interest income	$497	$1,040	$(543)	(52.2)%
Other than temporary decline in value of investments	(3,052)	—	3,052	—
Other income (expense)	(4)	19	(23)	(121.1)

        The decrease in interest income was due primarily to lower interest rates for the three months ended June 30, 2008 compared to the same period in 2007.

        During the three months ended June 30, 2008 we recorded an other than temporary decline in value of our investment in AVI BioPharma. The fair value of this investment had declined below its carrying value for a period in excess of six consecutive months. We had no similar transaction in the comparable period in 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

	Six months ended June 30,		Change
Revenues	2008	2007	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$—	$621	$(621)	(100.0)%
Royalty revenue	16,271	8,413	(7,858)	(93.4)

        The decrease in net product revenue for the six months ended June 30, 2008 was due to the sale of our remaining worldwide rights to Nipent to Mayne Pharma in 2007. Net product revenues in 2007 relate to sales of Nipent in Europe.

        The increase in royalty revenues from 2007 to 2008 is due to higher Dacogen sales by MGI PHARMA. MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI.

	Six months ended June 30,		Change
Costs and operating expenses	2008	2007	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$—	$221	$(221)	(100.0)%
Research and development	15,687	11,015	4,672	42.4
Selling, general and administrative	6,350	7,273	(923)	(12.7)
Acquired in-process research and development	—	9,967	(9,967)	(100.0)
Gain on sale of products	(1,560)	(25,849)	(24,289)	(94.0)

        The decline in cost of product revenue was due to the sale of our remaining worldwide rights to Nipent to Mayne Pharma in 2007.

        The increase in research and development expenses was primarily due to higher research and development salaries and benefits of $1,143,000 and higher contracted outside research and development services, supplies, and increased clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470 of approximately $3,431,000.

        The decrease in selling, general and administrative expenses relates primarily to elimination of our sales and marketing programs due to the sale of Nipent and SurfaceSafe to Mayne in August 2006 of $217,000, and lower stock-based compensation expenses of $866,000.

        Acquired in-process research and development cost recorded in the six months ended June 30, 2007 represented a milestone payment due to the former Montigen stockholders when we received clearance from the FDA to begin Phase 1 clinical trials for MP-470. We had no similar milestone payments in the six months ended June 30, 2008.

        The gain on sale of products recorded in the six months ended June 30, 2008 represented the receipt of a $1 million indemnification holdback and the receipt of a $400,000 annual installment payment relating to the sale of Nipent to Mayne Pharma, and $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. Gain on sale of products for the six months ended June 30, 2007 relates to the sale of our worldwide rights to Nipent and SurfaceSafe to Mayne Pharma and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals.

	Six months ended June 30,		Change
Other income (expense)	2008	2007	Dollar	Percent
	(Dollars in thousands)
Interest income	$1,303	$1,984	$(681)	(34.3)%
Other than temporary decline in value of investments	(3,055)	—	3,055	—
Other income	9	20	(11)	(55.0)

        The decrease in interest income was due primarily to lower interest rates for the six months ended June 30, 2008 compared to the same period in 2007.

        The other than temporary decline in value recorded in the six months ended June 30, 208 relates primarily to our investment in AVI BioPharma. The fair value of this investment had declined below its carrying value for a period in excess of six consecutive months. We had no similar transaction in the comparable period in 2007.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $87,560,000 at June 30, 2008 compared to $90,849,000 at December 31, 2007.

        Net cash used in operating activities was $3,296,000 in the first half of 2008, and consisted primarily of the net loss of $5,949,000 plus recognition of the gain on sale of products of $1,400,000, partially offset by non-cash stock compensation expense of $1,417,000 and an other than temporary decline in the value of investments of $3,055,000. Net cash used in operating activities was $7,052,000 in the first half of 2007, and consisted primarily of net income of $7,748,000, non-cash acquired in-process research and development expenses of $9,967,000, non-cash stock compensation expense of $2,258,000, and a decrease in accounts receivable of $1,643,000, more than offset by a decrease in accounts payable and other liabilities of $2,899,000 and the recognition of and change in the deferred gain on sale of products of $26,419,000.

        Net cash provided by investing activities was $1,495,000 in the first half of 2008, and consisted primarily of $9,354,000 in proceeds from maturities of marketable securities and $1,400,000 in milestone and installment payments from Mayne Pharma, partially offset by $8,500,000 for purchases of marketable securities. Net cash provided by investing activities was $13,482,000 in the first half of 2007, and consisted primarily of the payments from Mayne Pharma of $14,324,000 due to a change in control at Mayne and the sale of the remaining worldwide Nipent rights and $1,248,000 received from Intas for the sale of other products, partially offset by $1,499,000 paid for the purchase of marketable securities.

        Net cash provided by financing activities was $90,000 and $3,630,000 in the first half of 2008 and 2007, respectively, and consisted of proceeds from the exercise of stock options or warrants in both periods.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of payments in connection with collaborative agreements and the sale of products. We believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through 2009. However, it is our intention to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired or licensed products and development activities resulting from the acquired research operation based in Salt Lake City, Utah.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2007, we have $12 million in future contingent regulatory non-cash milestone payments due to the former Montigen stockholders, which would be payable in shares of SuperGen stock.

        We believe that our need for additional funding will increase in the future and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business.

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

        As of June 30, 2008, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Even though Dacogen has been approved in the United States and even if it receives regulatory approval in the EU on a future date, patients and physicians may not readily accept it, which would result in lower than projected sales and cause substantial harm to our business through the receipt of lower royalty revenue from MGI. In addition, pursuant to our license agreement with MGI, we may receive payments from MGI in connection with the achievement of certain commercialization milestones. If these commercialization milestones are not met, we will not receive these payments and our future financial condition and business would be harmed.

If Dacogen does not receive regulatory approval in Europe, our future revenues may be limited and our business would be harmed.

        In July 2006, MGI sublicensed Dacogen to Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI and this sublicense with Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global regulatory and sales targets. Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. However, if Dacogen is never approved in Europe, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and future revenues and our business will be harmed.

Our right to receive a portion of the consideration for the sale of Nipent to Mayne Pharma is subject to contingencies beyond our control.

        In August 2006 we sold the North American rights to Nipent and SurfaceSafe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34 million. Over $2 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next two years. Achievement of these sales targets are beyond our control. In April 2007 we sold the remaining worldwide rights to Nipent to Mayne for approximately $8.3 million. $250,000 of that aggregate purchase price is an indemnification holdback to be held by Mayne until October 2008 to cover any potential claims. If there are claims against the indemnification holdback, and/or we are not entitled to the approximately $2 million of deferred payments under the North American transaction, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $358.2 million from inception through June 30, 2008, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2009 and may never achieve profitability.

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

        Currently we own 2,384,211 shares of AVI and recorded an other than temporary decline in value of $3.1 million related to this investment during the period ended June 30, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. Our investments as of June 30, 2008 with unrealized losses have been in an unrealized loss position for less than a year. It is reasonably possible that we may record another other than temporary decline in value related to AVI in the future.

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

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include Rigel, Exelixis, SGX, Millennium, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, and others.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 12, 2008. The results of the voting were as follows:

Proposal 1:	Election of the Board of Directors of the Company.

Nominee	Votes For	Votes Withheld
James S.J. Manuso	44,257,969	1,542,596
Charles J. Casamento	44,363,047	1,437,518
Thomas V. Girardi	36,050,216	9,750,349
Allan R. Goldberg	35,313,221	10,487,344
Walter J. Lack	36,078,578	9,721,987
Michael D. Young	44,340,960	1,459,605

Proposal 2:	Ratification of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2008.

Votes For:	44,871,988
Votes Against:	642,391
Votes Abstaining:	286,186

Proposal 3:	Approval of an amendment to the Company's 2003 Stock Plan to increase the number of shares of common stock authorized for issuance.

Votes For:	12,692,583
Votes Against	8,264,158
Votes Abstaining	343,911
Broker Non-Votes	24,499,913

Proposal 4:	Approval of the adoption of the 2008 Employee Stock Purchase Plan.

Votes For:	19,568,873
Votes Against	1,444,552
Votes Abstaining	287,227
Broker Non-Votes	24,499,913

Item 6.    Exhibits

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC
Date:	August 11, 2008	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES