Form 10-Q
period 2008-09-30
SUPERGEN INC
filed 2008-11-10
CIK 919722

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒    No ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒.

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 4, 2008 was 57,562,059.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$79,791	$78,055
Marketable securities	5,978	9,375
Accounts receivable, net	—	71
Accounts receivable from Mayne Pharma	—	58
Prepaid expenses and other current assets	1,085	728

Total current assets	86,854	88,287
Marketable securities, non-current	2,934	3,419
Property, plant and equipment, net	4,600	4,435
Goodwill	731	731
Other intangibles, net	213	532
Restricted cash and investments, non-current	2,352	2,536
Other assets	506	508

Total assets	$98,190	$100,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,864	$2,327
Accrued liabilities	236	687
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Mayne Pharma	600	600
Accrued payroll and employee benefits	2,422	2,782

Total current liabilities	6,687	6,961
Deferred rent	698	832

Total liabilities	7,385	7,793

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 57,562,059 and 57,519,094 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	58	58
Additional paid in capital	449,300	447,151
Accumulated other comprehensive income (loss)	176	(2,343)
Accumulated deficit	(358,729)	(352,211)

Total stockholders' equity	90,805	92,655

Total liabilities and stockholders' equity	$98,190	$100,448

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Net product revenue	$—	$—	$—	$621
Royalty revenue	10,209	6,123	26,480	14,536

Total revenues	10,209	6,123	26,480	15,157
Costs and operating expenses:
Cost of product revenue	—	—	—	221
Research and development	8,841	6,170	24,528	17,185
Selling, general, and administrative	2,511	3,072	8,860	10,345
Acquired in-process research and development	—	—	—	9,967
Gain on sale of products	—	(1,828)	(1,560)	(27,677)

Total costs and operating expenses	11,352	7,414	31,828	10,041

Income (loss) from operations	(1,143)	(1,291)	(5,348)	5,116
Interest income	491	1,044	1,794	3,027
Other than temporary decline in value of investments	—	(4)	(3,055)	(4)
Other income	41	16	49	37

Income (loss) before income tax	(611)	(235)	(6,560)	8,176
Income tax benefit (provision)	42	427	42	(236)

Net income (loss)	$(569)	$192	$(6,518)	$7,940

Net income (loss) per common share:
Basic	$(0.01)	$0.00	$(0.11)	$0.14

Diluted	$(0.01)	$0.00	$(0.11)	$0.14

Weighted average shares outstanding:
Basic	57,562	57,478	57,541	56,655

Diluted	57,562	57,759	57,541	57,297

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$(6,518)	$7,940
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	841	732
Amortization of intangibles and distribution and marketing rights	319	949
Other than temporary decline in value of investments	3,055	—
Stock-based compensation expense	2,059	3,162
Recognition of gain on sale of products	(1,400)	(17,400)
Acquired in-process research and development	—	9,967
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	129	1,803
Inventories	—	223
Prepaid expenses and other assets	(355)	(100)
Restricted cash and investments	184	111
Accounts payable and other liabilities	(408)	(2,887)
Deferred gain on sale of products	—	(11,042)
Deferred revenue	—	(459)

Net cash used in operating activities	(2,094)	(7,001)

Investing activities:
Purchases of marketable securities	(8,500)	(4,413)
Maturities of marketable securities	11,846	—
Purchases of property and equipment	(1,006)	(893)
Proceeds from sale of products	1,400	17,400

Net cash provided by investing activities	3,740	12,094

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	90	3,648

Net cash provided by financing activities	90	3,648

Net increase (decrease) in cash and cash equivalents	1,736	8,741
Cash and cash equivalents at beginning of period	78,055	67,704

Cash and cash equivalents at end of period	$79,791	$76,445

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$—	$9,967

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

        The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances in the Company's 2007 consolidated financial statements have been reclassified to conform to the presentation in 2008.

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

        We recognized $642,000 and $904,000, respectively, in stock-based compensation expense for the three months ended September 30, 2008 and 2007. We recognized $2,059,000 and $3,162,000, respectively, in stock-based compensation expense for the nine months ended September 30, 2008 and 2007. These amounts have been recorded in research and development expenses or selling, general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 2.    STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.44%	4.44%	3.25%	4.66%
Dividend yield	—	—	—	—
Expected volatility	79.59%	66.17%	74.86%	61.41%
Expected life (in years)	5.69	5.14	5.32	5.21
Forfeiture rate	7.40%	9.63%	7.40%	9.63%

        A summary of the Company's stock option activity as of September 30, 2008, and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2007	7,286,806	$7.52
Granted	1,235,694	2.72
Exercised	(5,000)	1.75
Forfeited	(83,037)	3.44
Expired	(331,244)	9.88

Balance at September 30, 2008	8,103,219	$6.73	6.56	$—

Vested or expected to vest at September 30, 2008	7,595,219	$6.77	6.47	$—

Exercisable at September 30, 2008	5,319,533	$7.30	5.77	$—

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $1.73. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the nine months ended September 30, 2008 was $4,750 and the total amount of cash received from exercise of these options was $8,750.

        As of September 30, 2008, there was $3,261,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2 years.

NOTE 3.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

        Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds which invest primarily in U.S. government obligations and commercial paper.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 3.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        Investments in marketable securities consist of equity securities and corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We designate all marketable securities as available-for-sale, with unrealized gains and losses included as a component of equity.

        The following is a summary of available-for-sale securities as of September 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$5,163	$—	$—	$5,163
U.S. corporate debt securities	54,249	—	(27)	54,222
Debt securities issued by U.S. government agencies	25,979	16	(22)	25,973
Marketable equity securities	2,725	215	(6)	2,934

Total	$88,116	$231	$(55)	$88,292

        The available-for-sale securities are classified on the balance sheet as of September 30, 2008 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$79,391	$16	$(27)	$79,380
Marketable securities, current	6,000	—	(22)	5,978
Marketable securities, non-current	2,725	215	(6)	2,934

Total	$88,116	$231	$(55)	$88,292

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at September 30, 2008 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Investments with unrealized losses have been in an unrealized loss position for less than a year. During the three months ended June 30, 2008, we recorded a $3,052,000 other than temporary decline in the value of our investment in the stock of AVI BioPharma, Inc. ("AVI"). The investment in the stock of AVI had been in an unrealized loss position for more than six months as of June 30, 2008.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 3.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	September 30, 2008	December 31, 2007
Debt securities due in one year or less	$85,358	$81,005
Marketable equity securities, non-current	2,934	3,419

Total	$88,292	$84,424

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

        As of September 30, 2008, we held $88,292,000 of cash equivalents and marketable securities consisting of equity securities, high quality, marketable debt instruments of corporations, financial institutions, and government agencies and a money market fund. We have adopted an investment policy

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 4.    FAIR VALUE MEASUREMENTS (Continued)

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

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$—	$5,163	—	$5,163
Commercial paper	—	54,222	—	54,222
U.S. government agency notes	—	25,973	—	25,973
Equity securities	2,934	—	—	2,934

	$2,934	$85,358	—	$88,292

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION

        In August 2004, we entered into a license agreement with MGI PHARMA, Inc., a Minnesota corporation ("MGI") relating to Dacogen® (decitabine) for Injection, an anti-cancer therapeutic which has been approved by the United States Food and Drug Administration ("FDA") for the treatment of patients with myelodysplastic syndromes ("MDS"). Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

is acquired by an entity that is not deemed an "equivalent" pharmaceutical company or (ii) MGI becomes insolvent. None of the payments made pursuant to the agreement are refundable, except in the case of overpayment.

        In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. MGI was acquired by Eisai Corporation of North America in January 2008.

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales. During the three months ended September 30, 2008 and 2007, we recorded royalty revenue of $10,209,000 and $6,123,000, respectively. During the nine months ended September 30, 2008 and 2007, we recorded royalty revenue of $26,480,000 and $14,536,000, respectively.

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

        The values assigned to the assembled workforce and the CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $195,000 and $868,000, respectively, at September 30, 2008.

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

SEPTEMBER 30, 2008

(Unaudited)

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA

Sale of North American Rights

        On August 22, 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13.4 million, which represented the purchase price per the asset acquisition agreement, reduced by a number of adjustments and holdbacks, including a $5 million supply holdback that we received in December 2007 and a $1 million indemnification holdback that we received in February 2008.

        In addition to the initial payment and holdbacks, we were entitled to receive annual deferred payments totaling $14.1 million over the next five years based on achievement of specific annual sales targets by Mayne. These annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change in control occurred when Mayne was acquired by Hospira, Inc. As a result, we received an accelerated milestone payment of $10.3 million from Mayne. In September 2007, we also received the first annual sales milestone payment of $1.8 million. We did not receive the $1 million second annual sales milestone payment in September 2008 because Hospira did not achieve the requisite Nipent sales target.

        In conjunction with this transaction, we also entered into certain related agreements including the following:

  Transition Services Agreement—We agreed to provide certain transition services to Mayne. This included utilization of our sales and marketing personnel during a six month transition period, for which we were reimbursed by Mayne. In addition, Mayne agreed to provide certain transition services without charge related to supporting approval of a specified manufacturer of Nipent in Europe. During the nine months ended September 30, 2007, we billed $481,000 for services provided to Mayne, which was recorded as a reduction of our selling, general and administrative operating expenses. The transition services period ended on February 21, 2007. We provided no comparable services during the nine months ended September 30, 2008.

  Supply Agreement—To support our European business, Mayne agreed to provide us with a supply of Nipent indefinitely or until the sale to Mayne of the remaining worldwide rights for Nipent was finalized. There were no purchases of Nipent from Mayne during the nine months ended September 30, 2007, and the sale of the remaining worldwide rights to Mayne was completed in April 2007.

        There were a number of additional obligations under the asset acquisition agreement, including the following:

  Reimbursement of Costs for Alternate Supply—We were obligated to reimburse Mayne up to $1 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne's specified facility. During the nine months ended September 30, 2007, we recorded $551,000 for alternate supply cost reimbursements. As of December 31, 2007, we had paid Mayne the entire $1 million alternative supply obligation.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

  Development Plan Payments—We were obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. During the nine months ended September 30, 2007, we recorded $31,000 of costs related to this obligation, which was charged to research and development expense. We had no comparable expenses for the nine months ended September 30, 2008. The Nipent manufacturing facility was qualified in 2007 and is providing Nipent to Mayne. We do not expect to incur any further development plan costs.

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

  Price Protection—We are obligated to reimburse Mayne for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement described above. Mayne has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the three year period to be $600,000, although no maximum amount is specified in the agreement. This amount comprises the deferred gain in the accompanying balance sheet at September 30, 2008. Payments will be made to Mayne when qualified claims are submitted and the amounts become due.

Sale of Remaining Worldwide Rights

        On April 2, 2007, we closed another transaction with Mayne completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The payment of the first annual installment of $400,000 was received during the three months ended June 30, 2008. The holdbacks consist of a $1 million supply holdback, which was related to the North American $5 million holdback and was received in December 2007, and a $250,000 indemnification holdback that will be retained by Mayne for 18 months.

Recognition of Gain on Sale

        From the initial cash proceeds from the North American transaction of $13.4 million, the accelerated milestone payment of $10.3 million, and $4 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA (Continued)

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

        We received a sales milestone payment of $1.8 million in September 2007 and the supply holdback payments of $5 million and $1 million in December 2007, which were also recorded as a gain on sale of products during the year ended December 31, 2007.

        In February 2008, we received the $1 million indemnification holdback from the sale of the North American rights that was to be held by Mayne for 18 months to cover any potential claims, which was recorded as gain on sale of products. During the three months ended June 30, 2008, we received a $400,000 annual installment payment from Mayne related to the sale of the remaining worldwide rights, which was also recorded as a gain on sale of products. In addition, during the three months ended June 30, 2008 we recorded an additional $160,000 as gain on sale of products relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. The remaining balance of the deferred gain on sale of products of $600,000 at September 30, 2008 consists of estimated price protection exposure.

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

        During the transition period, we continued to ship vials of Nipent to Wyeth for sale and distribution in various countries in Europe. On a monthly basis, Wyeth remitted to SuperGen an additional amount, defined in the amended and restated supply agreement as the "net profit," based on Wyeth's sales of Nipent. The net profit was computed as Wyeth's invoiced net sales, less the product acquisition cost from SuperGen, less 5% transfer fee and less 5% distribution fee. Recurring remittances to SuperGen could be adjusted by any Wyeth invoiced trade receivable that was overdue by

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 8.    NIPENT EUROPEAN DISTRIBUTION RIGHTS (Continued)

60 days or more. At the time distribution rights transferred, we repurchased any unsold inventory held by Wyeth with a shelf life greater than 12 months.

        We recorded the initial $2.1 million payment to Wyeth as Prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponds to the termination acceleration period of June 2006 through March 2007. This payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. During the nine months ended September 30, 2007, we recorded $257,000 of net profit from Wyeth, which was included in net product revenue. We had no similar revenue for the nine months ended September 30, 2008.

NOTE 9.    COMPREHENSIVE INCOME/LOSS

        The following table is a reconciliation of our net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(569)	$192	$(6,518)	$7,940
Other than temporary decline in value of investments	—	4	3,055	4
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	188	(638)	(536)	(1,606)

Comprehensive income (loss)	$(381)	$(442)	$(3,999)	$6,338

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 10.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Continued)

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted-average common shares outstanding used in calculation of basic earnings per share	57,562	57,478	57,541	56,655
Dilutive stock options and warrants	—	281	—	642

Weighted-average common shares outstanding used in calculation of diluted earnings per share	57,562	57,759	57,541	57,297

Outstanding stock options and warrants not included in net income (loss) per share calculation as they had an antidilutive effect	9,238	9,739	9,238	6,922

NOTE 11.    INCOME TAXES

        We recorded a tax benefit of $42,000 for the three and nine months ended September 30, 2008, which was calculated based on the Company's estimated effective tax rate for the year, taking into account estimated refundable research and development tax credits under the Housing Rescue bill passed in 2008. We recorded a tax benefit of $427,000 for the three months ended September 30, 2007 and a tax provision of $236,000 for the nine months ended September 30, 2007, which were calculated based on the Company's estimated effective tax rate for the year. The effective tax rate was based on the anticipated alternative minimum taxes and state income taxes.

        We have no unrecognized tax benefits, as described in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of September 30, 2008. Also, there are no accrued amounts for interest and penalties.

        Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1992 forward due to net operating losses in tax years 1992 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to September 30, 2009.

NOTE 12.    LIQUIDATION OF EUROGEN PHARMACEUTICALS

        We established our European subsidiary, EuroGen Pharmaceuticals, Ltd. ("EuroGen") in 2001 to expand our commercial presence in Europe. Since that time, we have changed our strategic focus due to the sublicense of Dacogen to MGI PHARMA in 2004 and the sale of Nipent to Mayne Pharma in 2006 and 2007. As a result, in May 2008, we decided to discontinue our European operations and commence liquidation of EuroGen. The liquidation was substantially completed by October 1, 2008. As part of this liquidation, we terminated the two employees at EuroGen as of September 30, 2008. As

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2008

(Unaudited)

NOTE 12.    LIQUIDATION OF EUROGEN PHARMACEUTICALS (Continued)

part of the employment agreements with these two employees, we were required to provide them with a twelve month notification period prior to termination. They continued to provide services from the May 2008 notification date through September 30, 2008, during which time they were compensated with their normal salary and benefits. At their termination date, we were obligated to pay these employees severance through the remainder of the twelve month notification period. During the three months ended September 30, 2008, we recorded additional severance costs of $98,000. During the nine months ended September 30, 2008, we recorded total severance costs of $420,000. The severance payments were made prior to September 30, 2008 and were recorded in Selling, general and administrative expenses. We do not expect to incur any further severance costs.

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

        In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. We received $5 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, we may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. MGI was acquired by Eisai Corporation of North America in January 2008.

         Nipent.    Nipent is approved by the FDA and European regulatory authorities for the treatment of hairy cell leukemia. Nipent was marketed by us in the United States until August 2006, and distributed in Europe through March 2007.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $358.7 million through September 30, 2008, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses at least through 2009.

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

        As of September 30, 2008, there was $3,261,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2 years.

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

        We accounted for our $2.1 million payment to Wyeth in June 2006 as Prepaid distribution and marketing rights, which were amortized against revenue over 10 months, equaling the termination acceleration period of June 2006 through March 2007. The amortization of $630,000 through the three months ended March 31, 2007 was reflected as a reduction of product revenue. Proceeds from our initial product shipments to Wyeth were deferred and were recognized as revenue (and related cost of revenue) when the product was delivered to the end customer by Wyeth. Under the terms of our amended license agreement with Wyeth, we received an additional amount of net profit based on Wyeth's sales of Nipent. During the nine months ended September 30, 2007, we received $257,000 of net profit, which was included in net product revenue. We had no similar transactions during the nine months ended September 30, 2008.

        MGI is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the nine month period ended September 30, 2008, we recorded royalty revenue of $26.5 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement of $13.4 million, the accelerated milestone payment of $10.3 million, and $4 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and deferred amounts for alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24.6 million, which was recognized during the quarter ended June 30, 2007. The gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. In August 2007, we received a sales milestone payment of $1.8 million from Mayne and in December 2007 received $6 million in supply holdback payments. The remaining balance of the deferred gain on sale of products of $600,000 at September 30, 2008 consists solely of the estimated price protection exposure.

        During the nine months ended September 30, 2008, we received $1 million from Mayne related to an indemnification holdback and a $400,000 annual installment payment. In addition, we recorded an additional $160,000 as gain on sale of products relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. As we have determined that the Nipent operations sold to Mayne did not represent a separate component of our business, we have reflected activities related to the Nipent business in operating activities for all periods presented.

  Goodwill and Intangible Assets

        We have intangible assets related to goodwill and other acquired intangibles such as acquired workforce and CLIMB process technology. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Additionally, we review goodwill for impairment annually in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets."

  Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. Specifically, as of September 30, 2008, we own 2,384,211 shares of AVI BioPharma, Inc. and recorded an other than temporary decline in value of $3.1 million related to this investment during the three months ended June 30, 2008. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations.

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

Results of Operations

        Three months ended September 30, 2008 compared to three months ended September 30, 2007:

	Three months ended September 30,		Change
Revenues	2008	2007	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$10,209	$6,123	$4,086	66.7%

        The increase in royalty revenues from 2007 to 2008 is due to higher Dacogen sales by MGI/Eisai. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI/Eisai. Royalty revenues recorded in the three months ended September 30, 2008 and 2007 relate to Dacogen sales for the second quarters of 2008 and 2007, respectively.

	Three months ended September 30,		Change
Costs and operating expenses	2008	2007	Dollar	Percent
	(Dollars in thousands)
Research and development	$8,841	$6,170	$2,671	43.3%
Selling, general and administrative	2,511	3,072	(561)	(18.3)
Gain on sale of products	—	(1,828)	(1,828)	(100.0)

        The increase in research and development expenses was primarily due to higher contracted outside research and development services, supplies, and increased pre-clinical trial costs for our various drug candidates, including SGI-1776 and S-110, in addition to higher clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470.

        The decrease in selling, general and administrative expenses relates primarily to lower stock-based compensation and legal expenses.

        Gain on sale of products recorded in the three months ended September 30, 2007 related to an annual milestone payment from Mayne/Hospira relating to the achievement of certain Nipent sales targets. We had no similar transactions during the comparable period in 2008 as Nipent sales did not achieve their annual sales targets.

	Three months ended September 30,		Change
Other income (expense)	2008	2007	Dollar	Percent
	(Dollars in thousands)
Interest income	$491	$1,044	$(553)	(53.0)%
Other than temporary decline in value of investments	—	(4)	(4)	(100.0)
Other income (expense)	41	16	25	156.3

        The decrease in interest income was due primarily to lower interest rates for the three months ended September 30, 2008 compared to the same period in 2007.

        During the three months ended September 30, 2007 we recorded an other than temporary decline in the value of one of our investments. The fair value of this investment had declined below its carrying value for a period in excess of six consecutive months. We had no similar transaction in the three months ended September 30, 2008.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

	Nine months ended September 30,		Change
Revenues	2008	2007	Dollar	Percent
	(Dollars in thousands)
Net product revenue	$—	$621	$(621)	(100.0)%
Royalty revenue	26,480	14,536	11,944	82.2

        The decrease in net product revenue for the nine months ended September 30, 2008 was due to the sale of our remaining worldwide rights to Nipent to Mayne Pharma in 2007. Net product revenues in 2007 related to sales of Nipent in Europe.

        The increase in royalty revenues from 2007 to 2008 is due to higher Dacogen sales by MGI/Eisai. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when we receive it from MGI/Eisai.

	Nine months ended September 30,		Change
Costs and operating expenses	2008	2007	Dollar	Percent
	(Dollars in thousands)
Cost of product revenue	$—	$221	$(221)	(100.0)%
Research and development	24,528	17,185	7,343	42.7
Selling, general and administrative	8,860	10,345	(1,485)	(14.4)
Acquired in-process research and development	—	9,967	(9,967)	(100.0)
Gain on sale of products	(1,560)	(27,677)	(26,117)	(94.4)

        The decline in cost of product revenue was due to the sale of our remaining worldwide rights to Nipent to Mayne Pharma in 2007.

        The increase in research and development expenses was primarily due to higher research and development salaries and benefits; higher contracted outside research and development services,

supplies, and increased pre-clinical trial costs for our various drug candidates, including SGI-1776 and S-110; and increased clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470.

        The decrease in selling, general and administrative expenses relates primarily to elimination of our sales and marketing programs due to the sale of Nipent and SurfaceSafe to Mayne in August 2006 and lower stock-based compensation expenses.

        Acquired in-process research and development cost recorded in the nine months ended September 30, 2007 represented a milestone payment due to the former Montigen stockholders when we received clearance from the FDA to begin Phase 1 clinical trials for MP-470. We had no similar milestone payments in the nine months ended September 30, 2008.

        The gain on sale of products recorded in the nine months ended September 30, 2008 represented the receipt of a $1 million indemnification holdback and the receipt of a $400,000 annual installment payment relating to the sale of Nipent to Mayne Pharma, and $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. Gain on sale of products recorded in the nine months ended September 30, 2007 relates to the sale of our worldwide rights to Nipent and SurfaceSafe to Mayne Pharma and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals, as well as the first annual milestone payment of $1,828,000 received from Mayne/Hospira relating to the achievement of certain Nipent sales targets.

	Nine months ended September 30,		Change
Other income (expense)	2008	2007	Dollar	Percent
	(Dollars in thousands)
Interest income	$1,794	$3,027	$(1,233)	(40.7)%
Other than temporary decline in value of investments	(3,055)	(4)	3,051	76,275.0
Other income	49	37	12	32.4

        The decrease in interest income was due primarily to lower interest rates for the nine months ended September 30, 2008 compared to the same period in 2007.

        The other than temporary decline in value recorded in the nine months ended September 30, 2008 relates primarily to our investment in AVI BioPharma. The other than temporary decline in value recorded in the nine months ended September 30, 2007 relates to one of our other investments. The fair value of these investments had declined below their carrying value for a period in excess of six consecutive months.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $88,703,000 at September 30, 2008 compared to $90,849,000 at December 31, 2007.

        Net cash used in operating activities was $2,094,000 for the nine months ended September 30, 2008, and consisted primarily of the net loss of $6,518,000 plus recognition of the gain on sale of products of $1,400,000, partially offset by non-cash stock compensation expense of $2,059,000 and an other than temporary decline in the value of investments of $3,055,000. Net cash used in operating activities was $7,001,000 for the nine months ended September 30, 2007, and consisted primarily of net income of $7,940,000, non-cash acquired in-process research and development expenses of $9,967,000, non-cash stock compensation expense of $3,162,000, and a decrease in accounts receivable of $1,803,000, offset by a decrease in accounts payable and other liabilities of $2,887,000 and the recognition of and change in the deferred gain on sale of products of $28,442,000.

        Net cash provided by investing activities was $3,740,000 for the nine months ended September 30, 2008, and consisted primarily of $11,846,000 in proceeds from maturities of marketable securities and $1,400,000 in milestone and installment payments from Mayne Pharma, partially offset by $8,500,000 for purchases of marketable securities and $1,006,000 for purchases of property and equipment. Net cash provided by investing activities was $12,094,000 for the nine months ended September 30, 2007, and consisted primarily of milestone payments of $12,140,000 from Mayne relating to the sale of the North American rights to Nipent, $4,012,000 from Mayne for the sale of the remaining worldwide rights to Nipent, and $1,248,000 received from Intas for the sale of other products, partially offset by $4,413,000 paid for the purchase of marketable securities.

        Net cash provided by financing activities was $90,000 and $3,648,000 for the nine months ended September 30, 2008 and 2007, respectively, and consisted of proceeds from the exercise of stock options or warrants in both periods.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of payments in connection with collaborative agreements and the sale of products. We believe that our current cash, cash equivalents, and marketable securities will satisfy our cash requirements through 2009. However, it is our intention to consider additional financing options, which could include the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired or licensed products and development activities resulting from the drug discovery and research operation based in Salt Lake City, Utah.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2007, we have $12 million in future contingent regulatory milestone payments due to the former Montigen stockholders, which we are contractually obligated to pay in shares of SuperGen stock.

        We believe that our need for additional funding will increase in the future and that our continued ability to raise funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, United States corporate obligations, and United States government obligations, we believe that our exposure to interest rate market risk would not significantly affect our operations.

        Our investment policy is to manage our marketable debt securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities with maturities of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

Foreign Currency Risk

        We have had foreign operations based in Europe. Accordingly, we have been subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries were denominated in local currencies. We have not used financial instruments to hedge these operating expenses.

Item 4.    Controls And Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        As of September 30, 2008, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        In August 2006 we sold the North American rights to Nipent and SurfaceSafe to Mayne Pharma (USA), Inc. for a total aggregate consideration of approximately $34 million. Over $2 million of the aggregate consideration will not be paid to us unless and until Mayne achieves specified targets for sales of Nipent, over the next two years. We did not receive the $1 million second annual sales milestone payment in September 2008 because Hospira did not achieve the requisite Nipent sales target. Achievement of these sales targets are beyond our control. If we do not receive the approximately $2 million of deferred payments under the North American transaction, we will not have received full value for Nipent. If we are not able to sell our revenue generating and otherwise valuable assets for full value, our financial condition and business will be harmed.

Risks Related to Our Financial Condition and Common Stock

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $358.7 million from inception through September 30, 2008, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses at least through 2009 and may never achieve profitability.

        Whether we achieve profitability depends primarily on the following factors:

  •
  successful sales of Dacogen in North America by MGI;

  •
  obtaining regulatory approval in Europe and the successful commercialization of Dacogen outside of North America by the Janssen-Cilag companies;

  •
  delays in production of Dacogen;

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

        Currently we own 2,384,211 shares of AVI and recorded an other than temporary decline in value of $3.1 million related to this investment during the nine months ended September 30, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. Our investments as of September 30, 2008 with unrealized losses have been in an unrealized loss position for less than a year. It is possible that we may record another other than temporary decline in value related to AVI in the future.

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

SUPERGEN, INC.
Date:	November 10, 2008	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
SUPERGEN, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
SUPERGEN, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
SUPERGEN, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls And Procedures
SUPERGEN, INC. PART II—OTHER INFORMATION
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES