Form 10-K
period 2008-12-31
SUPERGEN INC
filed 2009-03-16
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $116,849,461. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 5, 2009 was 59,085,313.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on June 11, 2009.

SUPERGEN, INC.

2008 ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

        Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. In particular, these statements include statements such as: our estimates about becoming profitable; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; the commercial success of Dacogen; developing products and obtaining regulatory approval; ability to establish and maintain collaboration relationships; competition; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements.

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

Overview

        We are a pharmaceutical company dedicated primarily to the discovery and development of therapies to treat patients with cancer. Historically we acquired products that were developed by other companies and applied additional developmental effort to expand sales or advance these products clinically towards potential approval for marketing. In 2006, Dacogen® (decitabine) for Injection received approval for marketing in the United States, Nipent® and our commercial infrastructure was sold, and we acquired a discovery and development company to internally discover and develop our own products. These changes were implemented to mitigate the escalating risk of competitive in-licensing and maximize the return on both existing resources and our incoming royalty and milestone revenue.

        Our new drug application ("NDA") for Dacogen was approved by the United States Food and Drug Administration ("FDA") in May 2006 for the treatment of patients with myelodysplastic syndromes ("MDS"). In August 2004, we had executed an agreement granting MGI PHARMA Inc.

("MGI") exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen- Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Janssen-Cilag companies are responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. MGI was acquired by Eisai Corporation of North America in January 2008.

        Our current primary developmental efforts revolve around the products progressing out of our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen"), a small-molecule drug discovery company, in April 2006. We initiated Phase I in-human clinical trials in June 2007 and initiated Phase Ib clinical trials in late 2007 for the first Montigen product, MP-470, a DNA repair suppressor. In November 2008, we received clearance to proceed with clinical trials for a second internally developed product, SGI-1776, a PIM kinase inhibitor.

Strategy

        We are a pharmaceutical company dedicated to the discovery and development of therapies to treat patients with cancer. Our founding strategy was to acquire rights to late stage clinical products and commercialize these products by executing selective developmental and commercialization strategies that might allow these products to come into the market and be utilized by the widest possible patient populations. The competition for late-stage compounds that can be obtained through licensure or acquisition, that have shown initial efficacy in humans, has increased significantly with most major pharmaceutical companies taking positions in this market. The acquisition of Montigen mitigates the competitive risk of in-licensure and may allow us to out-license selective products to our licensing competitors or other pharmaceutical companies. Our primary objective is to become a leading developer and seller of therapies for patients suffering from cancer. Key elements of our strategy include the following:

        Discover and advance into clinical trials at least one product about every twelve months.    Our drug discovery group has been optimizing our proprietary process called CLIMB™ that allows our chemists and biologists to model difficult or previously unknown cancer targets for computerized drug creation and development. The flexibility and relatively low cost of both human and developmental capital for this type of discovery and development has allowed us to transition from being just a licensee to becoming a potential licensor.

        Focus on drug targets that are difficult to screen by traditional methods.    Most established pharmaceutical companies use some version of a high through-put screening. However, this methodology does not work well for a wide variety of complex targets. Our modeling process has demonstrated an ability to create lead candidates for these complex targets, including protein-to-protein interaction targets that might be disrupted by small molecules to be used as potential therapeutics.

        Capitalize on our existing clinical expertise and regulatory development to maximize the commercial value of our products.    Computer and animal models are only modestly predictive of how a product might work in humans. We have acquired significant expertise at planning, managing, and filing clinical data in both the United States and Europe. Proving the concept that a specific drug will translate into an approvable, commercially viable product in humans is a difficult task. Some drug candidates demonstrate this "proof of concept" very early in non-clinical development, while other drug candidates might need to be compared clinically to existing therapies to achieve such a proof of concept. Typically this proof of concept comes in Phase II trials where it is demonstrated that a drug candidate can destroy tumors in specific diseases. As product candidates move from non-clinical into Phase I and Phase II clinical studies, the potential value of the drug candidates should increase as the proof of concept is achieved. Historically, products that are in Phase II trials command a higher in-licensing value than products that are still in Phase I trials. We believe our clinical and regulatory expertise facilitates efficient use of our resources to achieve appropriate proof of concept.

CLIMB Discovery Process

        Traditional drug discovery processes may require five or more years before presenting a candidate suitable for the clinic. This lengthy timeline leads to high research and development costs. Utilizing our CLIMB platform, we have effectively streamlined the discovery and lead optimization process in order to get potentially life-saving therapeutics to the clinical testing stage of development faster and at a lower cost. CLIMB is SuperGen's approach to small molecule drug discovery, which merges the rapid screening of compound libraries with computational chemistry and systems biology techniques to identify drug leads that bind to target proteins.

        CLIMB is an iterative and evolving process, incorporating techniques from computational design to laboratory bench biology and chemistry, to yield targeted therapeutics for use in the clinic. In traditional small molecule screening, very large physical libraries of millions of compounds may be created and screened in order to identify the few that interact selectively with a disease-related protein target. This approach has worked fairly well for simple or very well characterized targets, but is very time and cost intensive. Since CLIMB works with a virtual library of compounds and compound fragments to screen against target models, we can screen up to three million virtual compounds per day against very complex targets.

        CLIMB has been used to create models and identify products that have exhibited considerable activity while physically screening as few as several hundred rationally-selected compounds. This reduces the time from target identification to clinical candidate by several years, and decreases the cost of drug development. As part of CLIMB, our software development team is actively involved in the creation of algorithms to integrate computation, biochemistry, medicinal chemistry and systems biology to improve the predictive properties of our models and streamline the drug discovery process even further.

Products in Development

        The chart below lists our current products or projects in development:

MP-470—DNA Repair Suppressor

        MP-470 is a multi-targeted Tyrosine Kinase Inhibitor that is specific for mutant forms of c-kit, PDGFRa, and FLT3. These protein kinase targets are involved in the growth and proliferation of cancer cells. MP-470 is also a suppressor of Rad51, a DNA repair protein which is involved in resistance to a variety of chemotherapy agents and radiation. We submitted an Investigational New Drug Application ("IND") to the FDA in March 2007, and initiated a first-in-human Phase I single agent MP-470 trial in patients with refractory solid tumors and lymphomas in June 2007. The goal of this Phase I trial is to establish the safety and toxicity of MP-470 and define a dose to take into Phase II studies. A second multi-arm Phase Ib trial of MP-470 in combination with a variety of chemotherapy regimens was also initiated in 2007. The goal of this study is to establish the safety and dose of MP-470 in combination with standard-of-care regimens used in cancer patients. In 2008, these studies have continued, and several patients have reported disease stabilization or response while on the Phase Ib study, specifically in combination with platinum-based therapies. While this trial continues, we are currently investigating novel means of formulating MP-470, so as to increase exposure after oral dosing.

SGI-1776—Pim Kinase Inhibitor

        Pim kinases are proteins that play a pivotal survival role in cancer cells. Over-expression of Pim kinases in cells prevents programmed cell death that normally occurs when cells malfunction and can lead to unchecked cell propagation, or cancer. Our Pim kinase inhibitor, SGI-1776, is a novel, orally administered, small molecule anticancer compound that effectively blocks the pro-survival activity of Pim kinases, allowing these potentially malignant cells to self-abort. Our IND for SGI-1776 received clearance from the FDA in November 2008, and we are initiating a Phase I clinical trial to evaluate the safety, tolerability and pharmacokinetic profile of SGI-1776. The first in human clinical trial program will enroll patients with solid tumors with specific emphasis on hormone refractory prostate cancer and refractory non-Hodgkin's lymphomas. These tumor types have been reported to over-express the Pim kinase family of proteins at a high frequency. Over-expression of Pim-1 kinase has been shown to be a marker of poor prognosis in these tumors. A second Phase I/II study is being planned in patients with refractory leukemias in which Pim kinases are also over-expressed, and correlated with poor prognosis and drug resistance.

MP-529—Aurora A Kinase Inhibitor

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

        In October 2007 we held a pre-IND meeting with the FDA regarding MP-529. Agreement was reached on key elements of the development plan and recommendations for further refinement and later implementation in our program were discussed. The IND submission and the clinical program have been deferred pending final agreement with a partner on the development program.

SGI-110 (Formerly S-110)—DNMT1 Inhibitor

        In normal cells, silencing of unnecessary genes is commonly carried out by DNA methylation through the action of DNA Methyltransferase enzymes. However, this machinery can be usurped during the process of tumorigenesis, resulting in the inactivation of tumor suppressor genes and ultimately cancer. Inhibition of DNMT-1 activity in cancer cells causes the suppressed genes to become unmethylated and re-expressed. These re-expressed tumor suppressor genes interfere with the cancer cells proliferative pathways and lead to cell death. We have developed a compound called SGI-110 which targets and blocks the mechanism by which methylation occurs, thus allowing re-expression of tumor suppressor genes in tumors. SGI-110 is currently in the pre-clinical development stage.

SGI-1252—JAK2 Inhibitor

        Janus kinases (JAK) are a family of non-receptor intracellular tyrosine kinases that transduce signaling from type I and II cytokine receptors, which possess no catalytic kinase activity, to the signal transducers and activators of transcription (STAT) proteins which translocate into the nucleus to initiate the growth and differentiation programs associated with the various receptor cytokine complexes. The JAK/STAT pathways play an important role in a diverse array of cellular processes, including cell survival, proliferation, differentiation and apoptosis. Activation of JAK kinases through mutation or aberrant signaling has been associated with disease progression in immune disorders, myeloproliferative disorders, and cancers. SGI-1252 is a potent and novel inhibitor of the JAK2 kinase that we have designed to modulate the JAK/STAT pathway in cancer cells. SGI-1252 is currently in the pre-clinical development stage.

Products Sublicensed or Sold

Dacogen

        In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40.0 million equity investment in us and agreed to pay up to $45.0 million in specific regulatory and commercialization milestones. To date, we have received $32.5 million of these milestones. The Dacogen license has also created for us a royalty income stream on worldwide net sales starting at 20% and escalating to a maximum of 30%.

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

Nipent

        We acquired Nipent from the Parke-Davis division of the Warner-Lambert Company (Pfizer) in 1996 and the remaining European rights in February 2004. We sold Nipent in the United States and the European Union ("EU") for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia, which was our principal source of revenue from 1997-2006. We sold the North American rights to Nipent to Mayne Pharma ("Mayne") in August 2006, and sold the remaining worldwide rights to Nipent to Mayne in April 2007. Mayne was acquired by Hospira, Inc. in February 2007.

Non-Core Products and Product Candidates

        The following products, technology and developmental opportunities have been identified and deemed as not critical to our future success. We are working to further define and realize the value of each, which may include selling, out-licensing, or finding marketing opportunities and/or partners for these products. However, the present economic environment may make it harder for us to realize any value from these non-core products.

Product Category	Compound	Indication or Intended Use	Therapeutic Category	Regulatory Status
Anti-Cancer Products	Orathecin	Solid tumors	Cancer	Phase III

Formulation Products	Mitozytrex™	Solid tumors	Cancer	Approved
	Partaject busulfan	Neoplastic meningitis/ bone marrow transplant	Cancer	Phase I/II
	Partaject Orathecin	Solid tumors	Cancer	Non-clinical
	CZ 112	Solid tumors	Cancer	Phase I
	Cremophor-free paclitaxel	Solid tumors	Cancer	Non-clinical

Product Candidates	Avicine	Therapeutic Vaccine	Cancer	Phase II
	VEGF	Anti-angiogenesis	Cancer	Non-clinical
	PZG	Lipid disorders	Type II Diabetes	Phase II
	AM454	Phosphocholine derivative	Obesity/Diabetes	Non-clinical

        Orathecin.    Orathecin is an oral chemotherapy compound in the camptothecin class that we licensed from the Stehlin Foundation for Cancer Research ("Stehlin") in 1997. Orathecin is a second-generation topoisomerase I inhibitor that causes single-strand breaks in the DNA of rapidly dividing tumor cells. Based on our developmental program and clinical trial results, we believe that Orathecin may have significant advantages over many existing anti-cancer drugs, including efficacy, side effect profile and oral dosing. Orathecin has been tested in 46 clinical trials in 17 tumor types and 7 hematologic malignancies in over 2,800 patients. Orathecin received orphan drug designation for pancreatic cancer in both the United States and Europe. Similar marketing exclusivity is available in Japan.

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

        Oral Prodrug Delivery Technology-CZ 112.    Oral prodrug delivery technology involves administering an inactive compound, known as a prodrug, which is absorbed in the digestive tract and is converted enzymatically to an active agent in the liver. Oral prodrug delivery technology could potentially enable the oral delivery of drugs that are otherwise only used in an intravenous formulation. The resulting active compounds may pass through the systemic circulation and act at peripheral sites. We applied the oral prodrug delivery technology to compounds selected for their potential either to serve as oral delivery agents for systemically active chemotherapeutic or radio sensitizing drugs previously available only in intravenous form. CZ 112 is an oral prodrug for Orathecin we licensed from Stehlin in November 1999 after initial Phase I testing.

        Cremophor-Free Paclitaxel.    In January and October 2000, we were issued two United States patents for a cremophor-free formulation of paclitaxel. We were issued a third patent for an oral formulation in November 2001. These patents may have important clinical and strategic implications as such a formulation obviates the need for pre-medication, which is currently required with the use of paclitaxel. Such lack of pre-medication and an oral formulation might prove to be major competitive advantages in the paclitaxel market.

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

        Proprietary Formulation Technology.    We have developed several applications for our proprietary formulation technology, a platform technology that employs the use of an inert chemical excipient, cyclodextrin, combined with a drug. Most anti-cancer drugs are cytotoxic, and most must be administered intravenously. If a vein is missed on injection, the drug can leak to surrounding tissue, causing ulceration that sometimes requires plastic surgery to correct. Our proprietary formulation technology is designed to "shield" the drug from the injection site, thus helping to provide the patient protection from tissue ulceration. It may also increase the relative solubility of hard-to-dissolve anti-cancer drugs, hence potentially increasing its stability or shelf life. Each of these benefits must be supported by appropriate data and approved by the FDA as part of an NDA filing. We believe that such features, if approved by the FDA, would result in our formulation products having a significant competitive advantage over their counterparts currently on the market. In March 1994, we acquired exclusive worldwide rights to the patented cyclodextrin technology used in our formulation technology from Janssen Biotech, N.V. and others.

Acquisition of New Products and Technologies

        We are continually reviewing new product development opportunities in an effort to enhance and create a broader product pipeline for future development.

        In 2006, we completed our acquisition of Montigen, a privately held, oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process, CLIMB, and late-stage non-clinical compounds. Pursuant to the terms of the merger agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction, consisting of $9.0 million in cash and $8.9 million in shares of SuperGen common stock. In April 2007, we paid the former Montigen stockholders a milestone payment of approximately $10.0 million, which was paid in shares of our common stock. In November 2008, we paid the former Montigen stockholders another milestone payment of approximately $5.2 million, which was paid in a combination of approximately $2.8 million in cash and 1.5 million shares of our common stock. We have an obligation to pay the Montigen stockholders an additional $6.8 million in shares of our stock, contingent upon achievement of one additional regulatory milestone.

Research and Development

        Because of the stage of our development and the nature of our business, we expend significant resources on research and development activities. We expended $32.7 million in 2008, $23.4 million in 2007, and $16.5 million in 2006 on research and development. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our major research and development projects in past years included Dacogen, Orathecin, and studies on additional uses for Nipent, while our current research and development efforts are focused on our drug discovery and non-clinical activities as well as Phase I and Phase Ib clinical trials for MP-470 and SGI-1776.

Sales and Marketing

        We currently have no employees focused on sales, marketing, and sales support. Our marketing efforts are handled by our Corporate Communications and Business Development group.

Manufacturing

        We currently outsource manufacturing for all of drug compounds to qualified United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our proprietary compounds in sufficient quantities and on a timely basis, maintaining product quality and compliance with FDA and foreign regulations. We maintain oversight of the quality of our third-party manufacturers through ongoing audits, rigorous review, control over documented operating procedures, and thorough analytical testing by qualified, contracted laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective because we avoid the high fixed costs of plant, equipment, and large manufacturing staffs.

        The FDA must approve our drug manufacturing sites and deem a manufacturer acceptable under current good manufacturing practices ("GMPs") before release of active pharmaceutical ingredients ("API") and finished dosage forms for clinical testing.

        We intend to continue evaluating our manufacturing requirements and may establish or acquire our own facilities to manufacture our products for distribution if doing so would reduce costs or improve control and flexibility of product supply.

Government Regulation: New Drug Development and Approval Process

        Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our drug products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous non-clinical testing, clinical trials, and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations, also govern or have an impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and inspections which could reveal previously unknown problems with such products, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

        The process for new drug approval has three major stages, discovery, non-clinical and clinical:

        Drug discovery.    In the initial stages of small molecule drug discovery, potential biological targets are identified, these targets are characterized, and then large numbers of potential compounds are screened for activity. This drug discovery process can take several years. Once a company defines a lead compound, the next steps are to conduct further preliminary studies on the mechanism of action, in vitro (test tube) screening against particular disease targets and some in vivo (animal) screening. If results are satisfactory, the compound progresses from discovery to non-clinical development.

        Non-clinical testing.    During the non-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the disease target and the compound is evaluated for safety. These tests can take several years to complete and must be conducted in compliance with Good Laboratory Practice ("GLP") regulations. If the compound passes these hurdles, animal toxicology studies are initiated. If the results demonstrate acceptable levels of toxicity, the compound emerges from non-clinical testing and moves into the clinical phase.

        Clinical Testing—The Investigational New Drug Application.    After appropriate animal testing is evaluated and the candidate molecule is found to have an acceptable safety profile, we may decide to expand the development programs to a clinical setting. To accomplish this in the United States an IND is submitted to the FDA. IND applications include the known chemistry of the compound, how the compound is manufactured, the results of animal studies and other previous experiments, the method by which the drug is expected to work in the human body, a proposed clinical development plan and how, where and by whom the proposed new clinical studies will be conducted. Health authorities in Europe and the rest of the world require a similar clinical trial application. If the controlling authority does not object, we may initiate human testing. All clinical trials must be conducted in accordance with globally-accepted standards of good clinical practices ("GCPs"). This means we have specific obligations to protect trial subjects and potential patients, monitor the study, collect the data and prepare a report of the study. Clinical trial applications must be updated with new information obtained during the course of the trials.

        Clinical protocols must be approved by independent reviewers, referred to as Institutional Review Boards ("IRB") in the United States and Ethical Committees ("EC") in Europe. The IRB/EC is charged with providing an independent assessment of the appropriateness of the study, particularly focusing on the safety of the patients that might enroll in the study. The IRB's/EC's responsibilities continue while the study is ongoing, focusing on protecting the rights and safety of those enrolled in the study.

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

  •
  Phase I clinical trials.  After an IND becomes effective, Phase I human clinical trials can begin. These trials generally involve 20 to 40 heavily pre-treated cancer patients who may have a wide variety of cancers and typically take approximately one year to complete. These trials are designed to evaluate a drug's safety profile and may include studies to assess the optimal safe dosage range. Phase I clinical studies may evaluate how a drug is absorbed, distributed, metabolized and excreted from the body. Phase I studies may be expanded to Phase Ib trials that test the research compound in combination with other agents to define the combined safety and doing parameters.

  •
  Phase II clinical trials.  In Phase II clinical trials, studies are conducted in patients who have the specific targeted disease. The primary purpose of these trials is to demonstrate preliminary efficacy of the drug in the target patient population. These studies typically take a few years to complete. Once trial data is obtained that a specific dose and schedule is creating clinical efficacy that appears to be superior to other treatments, advancement to Phase III can begin.

  •
  Phase III clinical trials.  These trials are typically large, involving several hundred or even thousands of patients. Phase III trials typically compare an investigational agent against a control product or the standard of care, which could be a product or treatment already approved for use in that disease. The data generated in these studies are monitored regularly by clinical monitors as well as the participating physician. There are specific requirements for the reporting of any adverse reactions that may result from the use of the drug. Clinical monitors visit the sites regularly and transmit the data back to the company for analysis and ultimately for presentation to the FDA.

        Marketing application.    Companies have the opportunity to interact with health authorities during the course of a drug development program. Most companies take advantage of this access to gain further insights about the kinds of data that will be expected in their marketing application. After completion of the clinical trial phase, a company must compile all of the chemistry, manufacturing, non-clinical and clinical data into a marketing application. In the United States, this is called a New Drug Application; in the EU it is called a Marketing Authorization Application ("MAA"). This is a significant amount of information, often in excess of 100,000 pages, and it will be independently reviewed by these health authorities.

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

        In the United States, the FDA may refer the application to an appropriate advisory committee for a recommendation as to whether the application should be approved, but the FDA is not bound by this recommendation. The review process concludes with the issuance of a "complete response" letter from the FDA. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA will approve the application. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA will reject the application in the complete response. This complete response will describe specific deficiencies, and, when possible, will outline recommended actions the applicant might take to get the application ready for approval. When and if any deficiencies are corrected, and actions are completed to the FDA's satisfaction, the FDA will issue an approval letter authorizing commercialization of the drug for specific indications. The review and approval process in Europe has substantial similarities to that outlined for the United States.

        Marketing approval.    Once a health authority grants marketing approval for a drug, it can then be made available in that country or region. Periodic safety reports must be submitted to health authorities as a way to monitor the use of new drugs introduced to the market. Regulatory agencies around the world place great emphasis on pharmacovigilance, the process of monitoring the safety of a drug when it is released for general use, as the real world setting is very different from the controlled environment of clinical trials.

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

        Approvals outside of the United States and European Union.    Applications to market a new drug product must be made to virtually all countries prior to marketing. The approval procedure and the time required for approval vary from country to country and may involve additional testing and cost. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, pricing approval is required in many countries and there can be no assurance that the resulting prices would be sufficient to generate an acceptable return on investment.

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

Data Exclusivity and Generic Copies

        There is an abbreviated regulatory review and approval process for a generic copy of an approved innovator drug product. The generic copy can be approved on the basis of an application that is usually limited to manufacturing and biologic equivalence data, by referring to the non-clinical and clinical data that were the bases of approval of the innovator product. The copy can be approved after expiration of relevant patents and any regulatory exclusivity afforded by special circumstances. A new chemical entity has 5 or 10 years of regulatory exclusivity in the United States or European Union, respectively, precluding approval of a generic copy. Additional exclusivity can be afforded in the United States by approval of a product or use that has orphan drug status (7 years), or that requires review of new clinical data (3 years), or that is an expansion of use to a pediatric population (6 months). These exclusivities are independent, and could run sequentially, effectively extending the period of regulatory exclusivity. There is no assurance that such special regulatory exclusivities are applicable for our compounds. Separate from regulatory data exclusivity is the exclusivity conferred by the Hatch Waxman Act based on patent protection of the drug. A company seeking to market a generic might, after the lapse of regulatory data exclusivity, successfully challenge the patent protection of the marketed drug, thereby shortening its exclusive marketing period.

Patents and Proprietary Technology

        Patents are very important to us in establishing proprietary rights to the products we develop or license. The patent positions of pharmaceutical and biotechnology companies, including ours, can be uncertain and involve complex legal, scientific, and factual questions. See "Risk Factors—Our ability to protect our intellectual property rights will be critically important to the success of our business, and we may not be able to protect these rights in the United States or abroad."

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

        We also have patents, licenses to patents and pending patent applications outside of the United States, such as in Europe, Australia, Japan, Canada, China, Israel and India. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in these countries outside the United States, may limit the protection we have on patents issued or licensed to us outside the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the European Union, Canada, Australia and Japan. In determining whether or not to seek a patent or to license any patent in a certain foreign country, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

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

Competition

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include ArQule, Array BioPharma, Astex Tx, Avalon, Crystal Genomics, Exelixis, Infinity, SGX, Millennium, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, and others.

        Many of our competitors have substantially greater financial, research and development and manufacturing resources than we do and may represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, MP-470 faces competition from a multitude of other investigational drugs which are multi-targeted tyrosine kinase inhibitors and inhibitors of the DNA repair pathway. There are a number of investigational drugs that are inhibitors of aurora kinases which are direct competitors of MP-529. We also expect that there will be other inhibitors of Pim kinases that will emerge as competition for SGI-1776 as well as other investigational drugs progressing through our discovery pipeline. In addition, Dacogen faces competition from 5-aza-cytidine and other drugs in development to treat MDS.

        Many of these competitors, either alone or together with their customers and partners, have significantly greater experience than we do in discovering products, undertaking non-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or other foreign marketing approval or commercializing products before we do. If we elect to commence commercial product sales of our product candidates, we could be at a disadvantage relative to many companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

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

Employees

        As of December 31, 2008, we had 86 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we consider our relations with employees to be good.

Segment and Geographic Area Financial Information

        We operate in one business segment—human therapeutics. We had no product revenues in 2008. In 2007, 100% of our product revenues were from the EU. In 2006, 94% of our product revenues were from the United States and 6% from the EU.

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

Risks Related to Our Financial Condition and Common Stock

If Dacogen is not commercially successful, our future revenues would be limited and our business would be harmed.

        Dacogen is approved in the United States, but there is no guarantee that patients and physicians here will adopt it for use, or continue to use it for the treatment of MDS. If MGI/Eisai's sales of Dacogen decrease, our royalty revenue will decrease commensurately, and we cannot be assured that MGI/Eisai will expend the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from MGI/Eisai is our sole source of revenue. In the past, our primary source of revenue was from sales of our product Nipent. The North American rights to Nipent were sold to Mayne Pharma (USA), Inc. in August 2006, and the remaining worldwide rights were sold to Mayne in April 2007. Accordingly, we are dependent on Dacogen royalty revenue to fund our operations.

        Dacogen is not yet approved in Europe or Asia. In July 2006, MGI/Eisai sublicensed Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, giving Janssen-Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI/Eisai and this sublicense with Janssen-Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global regulatory and sales targets. However, if Dacogen is never approved in Europe or Asia, we will not receive any of the expected royalty payments for commercial sales by Janssen-Cilag and our future revenues and business will be harmed.

Our collaborative relationship with Eisai may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        We expect to record development and license revenue from payments made to us by MGI/Eisai upon the achievement of regulatory and commercialization milestones. However, we may never receive such payments because the milestones may never be achieved, either because of failure to secure regulatory approval of Dacogen in Europe or Asia or due to MGI/Eisai's or Janssen-Cilag's inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI/Eisai will pay us (i) a certain portion of revenues payable to MGI/Eisai as a result of MGI/Eisai sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will receive these payments, and we cannot be assured that MGI/Eisai will expend the resources to expand sales of Dacogen in North America, or that Janssen-Cilag will expend the resources to sell it in Europe and elsewhere, or that either company will be successful in doing so. Because we are heavily reliant on royalties and milestone payments relating to Dacogen to fund our operations, the failure to achieve the milestones and/or receive license revenue from sales of Dacogen would cause our business to suffer.

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $361.3 million from inception through December 31, 2008, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses over the next few years and may never achieve profitability.

        Whether we achieve profitability depends primarily on the following factors:

  •
  successful sales of Dacogen in North America by MGI/Eisai;

  •
  obtaining regulatory approval in Europe and Asia and the successful commercialization of Dacogen outside of North America by the Janssen-Cilag companies;

  •
  delays in production of Dacogen;

  •
  our ability to discover and develop additional novel therapeutics that might advance through our internal clinical development infrastructure;

  •
  our research and development efforts, including the timing and costs of clinical trials;

  •
  our competition's ability to develop and bring to market competing products;

  •
  our ability to control costs and expenses associated with the discovery, development, and manufacturing of our novel compounds, as well as general and administrative costs related to conducting our business; and

  •
  costs and expenses associated with entering into licensing and other collaborative agreements.

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

        We will continue to spend substantial resources on expanding our product pipeline, developing future products, and conducting research and development, including clinical trials for our product candidates. Based on our currently forecasted product development activities, we anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2010. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. In February 2009 we filed a shelf registration statement on Form S-3 with the SEC, which gives us the flexibility to raise funds through the sale of a variety of securities. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI/Eisai. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

Our equity investment in AVI exposes us to equity price risk and any impairment charge would affect our results of operations.

        Our investments in marketable securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. However, we are exposed to equity price risk on our equity investment in AVI. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares continue to trade below their adjusted cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

        Currently we own 2,384,211 shares of AVI and recorded an other than temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of December 31, 2008, we have recorded an unrealized loss of $1.1 million related to the investment in AVI. Even after recording an other than temporary decline in the value of our investment in the stock of AVI during the second quarter of 2008, this investment had been in an unrealized loss position with respect to its adjusted cost basis for less than six months as of December 31, 2008. It is possible that we may record another other than temporary decline in value related to AVI in the future.

Product Development and Regulatory Risks

Our product candidates will require significant additional development.

        Most of our product candidates, including MP-529, SGI-110 and SGI-1252, are in the development, rather than the clinical trial stage. However, we must significantly develop all of our product candidates before we can market them, or before they will become desirable for licensing. Although we believe that our preclinical and pilot clinical studies support further development of these product candidates, the results we have obtained to date do not necessarily indicate what results of further testing would be, including controlled human clinical testing. All of the product candidates that we are currently developing will require extensive clinical testing before we can submit any regulatory application for their commercial use.

Our product development efforts may ultimately fail.

        Our product candidates are subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the following:

  •
  some of our product candidates may be found to be unsafe or ineffective, or may fail to receive the necessary regulatory clearances in a timely manner, if at all;

  •
  even if safe and effective, our product candidates may be difficult to manufacture on a large scale or may be uneconomical to market;

  •
  the proprietary rights of third parties may preclude us from marketing such products; and

  •
  third parties may market more effective or less costly products for treatment of the same diseases.

As a result, we cannot be certain that any of our products will be successfully developed, receive required governmental approvals on a timely basis, become commercially viable or achieve market acceptance.

Before we can seek regulatory approval of any of our product candidates, we must complete clinical trials, which are expensive and have uncertain outcomes.

        All of our product candidates will require the commitment of substantial resources and regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through non-clinical testing and clinical trials that our product candidates are safe and effective for use in humans.

        We have a portfolio of cancer drugs in various stages of development. We are currently conducting clinical trials on our product MP-470, and we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

        We also have ongoing research and non-clinical projects that may lead to product candidates, but we have not begun clinical trials for these projects. If we do not successfully complete our non-clinical trials, we might not be able to commence clinical trials as planned.

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

        Our clinical trials must be conducted in accordance with the requirements of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorities, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice ("GCP") regulations and guidelines for all of our products in clinical development. GCPs are enforced through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. Our non-clinical safety studies must be conducted according to the principles of Good Laboratory Practices. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practices, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

        Negative or inconclusive results during a clinical trial could cause us to terminate or repeat a clinical trial. The potential failures would delay development of our product candidates, hinder our ability to conduct related non-clinical testing and clinical trials and further delay the commencement of the regulatory approval process. Further, the failures or perceived failures in our clinical trials would delay our product development and the regulatory approval process, damage our business prospects, make it difficult for us to establish collaboration and partnership relationships and negatively affect our reputation and competitive position in the pharmaceutical industry. Finally, if we are required to conduct other clinical trials for the product candidates, the additional trials would require substantial funding and time, and we may be unable to obtain funding to conduct such clinical trials.

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

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include ArQule, Array BioPharma, Astex Tx, Avalon, Crystal Genomics, Exelixis, Infinity, SGX, Millennium, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GlaxoSmithKline, Novartis AG, Pfizer, and others.

        Many of our competitors have substantially greater financial, research and development and manufacturing resources than we do and may represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, MP-470 faces competition from a multitude of other investigational drugs which are multi-targeted tyrosine kinase inhibitors and inhibitors of the DNA repair pathway. There are a number of investigational drugs that are inhibitors of aurora kinases which are direct competitors of MP-529. We also expect that there will be other inhibitors of Pim kinases that will emerge as competition for SGI-1776 as well as other investigational drugs progressing through our discovery pipeline. In addition, Dacogen faces competition from 5-aza-cytidine as well as oral formulations of 5-aza-cytidine and other drugs in development to treat MDS.

        Many of these competitors, either alone or together with their customers and partners, have significantly greater experience than we do in discovering products, undertaking non-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign marketing approval or commercializing products before we do. If we elect to commence commercial product sales of our product candidates, we could be at a disadvantage relative to many companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

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

        Our success is dependent on key personnel, including members of our senior management and scientific staff. If any of our executive officers decides to leave and we cannot locate a qualified replacement in time to allow a smooth transition, our business may be adversely affected. To successfully expand our operations, we will need to attract and retain additional highly skilled individuals, particularly in the areas of clinical administration, non-clinical and development research, manufacturing and finance. We compete with other companies for the services of existing and potential employees, however to the extent these employees favor larger, more established employers, we may be at a disadvantage.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

        Our common stock trades on the Nasdaq Global Market under the symbol "SUPG." The following table sets forth the high and low sales information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq Global Market:

	High	Low
2008
Quarter ended March 31, 2008	$3.85	$2.07
Quarter ended June 30, 2008	2.96	1.95
Quarter ended September 30, 2008	2.15	1.14
Quarter ended December 31, 2008	1.97	1.11
2007
Quarter ended March 31, 2007	$6.12	$4.57
Quarter ended June 30, 2007	7.53	5.47
Quarter ended September 30, 2007	6.63	3.92
Quarter ended December 31, 2007	4.89	3.60

Holders of Record

        As of March 5, 2009, there were 582 holders of record of our common stock and approximately 15,000 beneficial stockholders.

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

        The graph compares our cumulative total stockholder return with those of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes that $100 was invested on December 31, 2003 in the Company's common stock and in the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index, including reinvestment of dividends. Note that historic stock price performance should not be considered indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 15 of Part IV of this report.

	Year ended December 31,
Consolidated Statement of Operations Data:	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Total revenues	$38,422	$22,954	$38,083	$30,169	$31,993
Cost of product revenue	—	221	2,003	3,051	4,135
Research and development expenses	32,685	23,423	16,544	15,059	23,978
Selling, general and administrative expenses	11,119	13,520	24,714	28,046	28,800
Acquired in-process research and development	5,185	9,967	16,318	—	—
Gain on sale of products	(2,236)	(33,677)	—	—	—

Income (loss) from operations	(8,331)	9,500	(21,496)	(15,987)	(24,920)
Other income (expense)	(780)	3,581	5,009	1,505	(21,940)

Net income (loss)	$(9,111)	$13,081	$(16,487)	$(14,482)	$(46,860)

Basic net income (loss) per common share	$(0.16)	$0.23	$(0.31)	$(0.28)	$(1.04)

Diluted net income (loss) per common share	$(0.16)	$0.23	$(0.31)	$(0.28)	$(1.04)

Shares used to compute basic net income (loss) per common share	57,721	56,868	53,439	51,309	44,953

Shares used to compute diluted net income (loss) per common share	57,721	57,301	53,439	51,309	44,953

	As of December 31,
Consolidated Balance Sheet Data:	2008	2007	2006	2005	2004
	(In thousands)
Cash, cash equivalents, marketable securities, investments, and restricted cash and investments.	$90,679	$93,385	$78,585	$60,289	$67,047
Other current assets	1,307	857	3,984	8,972	22,444
Property, plant and equipment, net	4,437	4,435	3,752	2,907	3,635
Other assets	1,342	1,771	1,725	1,103	1,531

Total assets	$97,765	$100,448	$88,046	$73,271	$94,657

Current liabilities	$6,629	$6,961	$21,276	$8,042	$20,517
Non-current liabilities	645	832	938	972	927
Total stockholders' equity	90,491	92,655	65,832	64,257	73,213

Total liabilities and stockholders' equity	$97,765	$100,448	$88,046	$73,271	$94,657

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

Overview

        We are a pharmaceutical company dedicated to the discovery, development, and commercialization of therapies to treat patients with cancer. We have a number of Aurora-A and Tyrosine Kinase inhibitors and DNA methyltransferase clinical and non-clinical products under development. In 2006, Dacogen received approval for marketing in the United States, during 2006 and 2007 we sold the North American and remaining worldwide rights to Nipent to Mayne Pharma, and in 2006 we acquired a drug discovery and development company to complement our ongoing licensing efforts. These changes were implemented to mitigate the ongoing risk of competitive in-licensing and to maximize the return on both existing resources and our incoming royalty and milestone revenue.

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our past development efforts have been focused primarily on the key compounds of Dacogen and Nipent.

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In August 2004, we executed an agreement granting MGI/Eisai exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI/Eisai made a $40 million equity investment in our company and agreed to pay up to $45 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. Our royalty revenues have increased from $3.4 million in 2006, to $22.3 million in 2007, and $38.4 million in 2008. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when it is received from MGI/Eisai.

        In July 2006, MGI/Eisai executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses. We received $5 million, 50% of the $10 million upfront payment MGI/Eisai received, and, as a result of both the original agreement with MGI/Eisai and this sublicense with Janssen-Cilag, we may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

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

        In August 2007, we received a sales milestone payment of $1.8 million from Hospira and in December 2007 received $6 million in supply holdback payments. In February 2008, we received a $1 million indemnification holdback from Hospira, in May 2008 we received a $400,000 milestone payment, and in November 2008 we received the remaining $250,000 indemnification holdback.

        Montigen Acquisition.    In April 2006, we completed our acquisition of Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB, and late-stage non-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family.

        Pursuant to the terms of the merger agreement with Montigen, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. The merger agreement also specified an additional $22 million due to the Montigen stockholders, payable in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. The first Montigen compound was cleared in April 2007 by the FDA to begin Phase I clinical trials, which triggered the first milestone payment to the former Montigen stockholders of approximately $10 million which we paid in shares of our common stock. A second Montigen compound was cleared in November 2008 by the FDA to begin Phase I clinical trials, which triggered a milestone payment of $5.2 million, which we paid in a combination of cash and shares of our common stock.

        To date, our product revenues have been limited and were derived primarily from sales of Nipent for the treatment of hairy cell leukemia, which was marketed in the United States until August 2006 and in Europe through March 2007. Our current revenue stream is primarily from royalty revenues. All of our current products are in the development or clinical trial stage, and will require substantial additional investments in research and development, clinical trials, regulatory and sales and marketing activities to commercialize these product candidates. Conducting clinical trials is a lengthy, time-consuming, and expensive process involving inherent uncertainties and risks, and our studies may be insufficient to demonstrate safety and efficacy to support FDA approval of any of our product candidates.

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $361.3 million through December 31, 2008, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses over the next few years.

        Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI/Eisai's success in selling Dacogen, the launch of new products and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Expected volatility is determined based on a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. The expected life of our stock options is based on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. We do not expect to pay any dividends in the foreseeable future. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we considered the award to be probable, expense is recorded over the estimated service period.

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

        As of December 31, 2008, there was $2.7 million of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.94 years.

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

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue on a cash basis when it is received from MGI. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI receives as a result of any sublicenses. During 2006, we received $5 million, 50% of the $10 million upfront payment MGI received.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement of $13.4 million, the accelerated milestone payment of $10.3 million, and $4.0 million in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and deferred amounts for additional alternative supply reimbursements and price protection exposure. This resulted in a remaining net gain of $24.6 million, which was recognized during the quarter ended June 30, 2007. The gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as of December 31, 2006 as a deferred gain because Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain on sale of products of $125,000 at December 31, 2008 consists solely of the estimated price protection exposure.

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

Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations. During the years ended December 31, 2008 and 2007, we recorded write-downs of $3.1 million and $65,000, respectively, related to other than temporary declines in the values of two of our equity investments. As of December 31, 2008, we own 2,384,211 shares of AVI BioPharma, Inc. and have recorded an unrealized loss of $1.1 million related to this investment. Even after recording an other than temporary decline in the value of our investment in the stock of AVI during the second quarter of 2008, this investment had been in an unrealized loss position with respect to its adjusted cost basis for less than six months as of December 31, 2008. It is reasonably possible that we will determine that the unrealized loss related to AVI is other than temporary in the near term.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued FSP 157-2, which allows entities to defer the effective date of SFAS 157 for one year for non-financial assets and liabilities measured at fair value on a non-recurring basis. As allowed under FSP 157-2, we have elected to defer our adoption of SFAS 157 for such non-financial assets and liabilities until January 1, 2009. SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date. Our Level 1 assets include equity securities that are traded in an active exchange market.

  •
  Level 2—Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets primarily include money market funds, commercial paper, and U.S. government agency securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity.

        If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Acquired In-Process Research and Development

        The value assigned to acquired in-process research and development in 2006 represented the fair value of Montigen's incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. The value of the acquired in-process research and development was determined by estimating the future net cash flows for two compounds between 2006 and 2029 using a present value risk adjusted discount rate of 26%. This discount rate is a significant assumption and is based on our estimated weighted average cost of capital adjusted upward for the risks associated with the projects acquired. The projected cash flows from the acquired projects were based on estimates of revenues and operating profits related to the projects considering the stage of development of each potential product acquired, the time and resources needed to complete the development and approval of each product, the life of each potential commercialized product and associated risks including the inherent difficulties and uncertainties in developing a drug compound, including obtaining FDA and other regulatory approvals, and risks related to the viability of and potential alternative treatments in any future target markets. In 2007, the first Montigen compound received clearance from the FDA to commence Phase I clinical trials, which triggered a milestone payment of $10.0 million to the former Montigen stockholders. This amount was paid in shares of our common stock and recorded as acquired in-process research and development expense in 2007. In 2008, a second Montigen compound received clearance from the FDA to commence Phase I clinical trials, which triggered a $5.2 million milestone payment. This amount was paid to the former Montigen stockholders in a combination of cash and shares of our common stock, and also recorded as in-process research and development.

Results of Operations

Revenues (in thousands)	2008	2007	2006
Net product revenue	$—	$621	$9,563
Development and license revenue	—	—	25,093
Royalty revenue	38,422	22,333	3,427

Total revenues	$38,422	$22,954	$38,083

        The decline in our net product revenue has been due to the disposal of our commercial products in 2006 and 2007. Our net product revenues had consisted of sales of Nipent, Surface Safe, and generic mitomycin. We sold the North American rights to Nipent and Surface Safe to Mayne Pharma in August 2006 and ceased selling mitomycin at the same time. We sold the rights to mitomycin to Intas Pharmaceuticals in April 2007 and sold the remaining worldwide rights to Nipent to Mayne Pharma in April 2007.

        Development and license revenue relates to our license agreement entered into with MGI/Eisai in September 2004 for Dacogen. In 2006, development and license revenue consisted primarily of $20.0 million in milestone revenue related to the approval of Dacogen by the FDA, and $5.0 million associated with the sublicense of Dacogen in all territories outside North America from MGI/Eisai to Janssen-Cilag. We had no similar revenues in 2007 or 2008.

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when it is received from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales. The royalty revenues recorded in 2008 represent MGI/Eisai's Dacogen sales for the fourth quarter of 2007 and the first three quarters of 2008. The royalty revenues recorded in 2007 represent MGI/Eisai's Dacogen sales for the fourth quarter of 2006 and the first three quarters of 2007. The $3.4 million of royalty revenue we recognized in 2006 reflected royalties from MGI's Dacogen sales for the second and third quarters of 2006. Royalty revenue has been increasing each quarter due to increasing sales of Dacogen subsequent to its introduction into the U.S. market in 2006.

Costs and operating expenses (in thousands)	2008	2007	2006
Cost of product revenue	$—	$221	$2,003
Research and development	32,685	23,423	16,544
Selling, general and administrative	11,119	13,520	24,714
Acquired in-process research and development	5,185	9,967	16,318
Gain on sale of products	(2,236)	(33,677)	—

Total costs and operating expenses	$46,753	$13,454	$59,579

        The decrease in cost of product revenue was due to the disposal of our commercial products in 2006 and 2007 as noted in the discussion of the decline in our product revenue above.

        The increases in research and development expenses were due to higher drug discovery research costs associated with the acquisition of the Montigen facility in Salt Lake City, Utah in 2006, clinical trial costs related to the initiation of Phase I and Phase Ib studies for MP470 in 2007, and development and formulation costs for SGI-1776 in 2008. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        The decreases in selling, general and administrative expenses for 2008 and 2007 relate primarily to lower costs associated with sales and marketing programs due to the sale of our North American and worldwide rights to Nipent and Surface Safe to Mayne, lower costs related to our European operations, and lower stock-based compensation expense. We sold the North American rights to Nipent and Surface Safe to Mayne Pharma in August 2006 and ceased selling mitomycin at the same time. We sold the rights to mitomycin to Intas Pharmaceuticals in April 2007 and sold the remaining worldwide rights to Nipent to Mayne Pharma in April 2007.

        Acquired in-process research and development expense recorded in the year ended December 31, 2006 related to the acquisition of Montigen in April 2006. The value assigned to acquired in-process research and development represented the fair value of Montigen's incomplete research and development programs that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first milestone payment to the former Montigen stockholders of $9,967,000, which we paid through the issuance of 1,477,000 shares of our common stock, which was recorded as acquired in-process research and development expense in the year ended December 31, 2007. In November 2008, a second Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering a second milestone payment of $5,185,000, which was paid through a combination of cash and the issuance of common stock.

        Gain on sale of products recorded in the year ended December 31, 2007 relates to the sale of our worldwide rights to Nipent and Surface Safe to Mayne/Hospira and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals, as well as the first annual milestone payment of $1.8 million received from Mayne/Hospira in August 2007 relating to the achievement of certain Nipent sales targets and $6 million in supply holdbacks received in December 2007. During 2008 we received a $1.0 million indemnification holdback relating to the sale of the North American Nipent rights, and a $250,000 indemnification holdback and a $400,000 annual installment payment relating to the sale of the remaining worldwide Nipent rights. In addition, in 2008 we reduced our price protection reserve by $426,000 and reversed $160,000 of residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. The sum of these 2008 transactions, $2,236,000, was recorded as a gain on sale of products during the year ended December 31. 2008.

Other income (expense) (in thousands)	2008	2007	2006
Interest income	$2,193	$4,017	$2,746
Gain on disposition of investment in AVI BioPharma	—	—	780
Other than temporary decline in value of investments	(3,055)	(65)	—
Change in valuation of derivative	—	—	1,817
Other income	34	40	241
Income tax benefit (provision)	48	(411)	(575)

        The increases in interest income from 2006 to 2007 were due to higher available cash and marketable securities balances due primarily to increased Dacogen royalty revenues and payments received from MGI/Eisai, the receipt of initial proceeds from the sale of North American rights to Nipent and Surface Safe to Mayne/Hospira in August 2006, milestone payments received from Mayne/Hospira in February 2007, proceeds from the sale of the worldwide rights to Nipent to Mayne/Hospira in April 2007, and sales milestones and supply holdback payments received from Mayne/Hospira in August and December 2007. The decline in interest income in 2008 was due primarily to significant declines in interest rates.

        As part of our June 2003 convertible debt transaction, we issued to the note holders warrants to purchase 2,634,211 shares of AVI at $5.00 per share. In January 2006, one of the warrant holders exercised 300,000 warrants. As part of this transaction, we received $1.5 million in cash and transferred 300,000 of the AVI Shares to the warrant holder. We recognized a gain on disposition of the shares of $780,000, representing the difference between our $2.40 per share adjusted cost basis of the shares and the exercise price. We had no similar transactions in 2007 or 2008.

        During the years ended December 31, 2008 and 2007, we recorded write-downs of $3,055,000 and $65,000, respectively, related to other than temporary declines in the values of two of our equity investments.

        The warrants issued in our June 2003 convertible debt transaction represented a derivative instrument and were revalued each quarter using the Black-Scholes pricing model. The warrants expired on December 31, 2006, so there was no corresponding change in value recorded in 2007 or 2008.

        Other income primarily represented transaction gains on foreign currency exchange relating to activities of our subsidiary EuroGen, reflecting increased activity at EuroGen that began selling and distributing Nipent in 2006. EuroGen discontinued selling Nipent in 2007, and EuroGen was liquidated as of October 1, 2008.

        In 2008, we recorded a tax benefit of $48,000, which was calculated based on the Company's estimated effective tax rate, taking into account estimated refundable research and development tax credits under the Housing Rescue bill passed in 2008. The tax provision recorded in 2007 reflects federal and state income taxes at statutory rates and the application of net operating loss carryforwards, offset by certain non-deductible expenses, including acquired in-process research and development expense. In 2006, although we had a net loss for book purposes, we recorded a tax provision primarily due to non-deductible acquired in-process research and development expenses.

Liquidity and Capital Resources

        Our cash, cash equivalents, and current and non-current marketable securities totaled $88.3 million at December 31, 2008, compared to $90.8 million at December 31, 2007.

        Net cash used in operating activities was $1.7 million in 2008, and consisted primarily of the net loss of $9.1 million and recognition of gain on sale of products of $1.6 million, offset by non-cash depreciation and amortization of $1.6 million, other than temporary declines in the value of investments of $3.1 million, stock based compensation expense of $2.8 million, and non-cash acquired in-process research and development of $2.4 million. Net cash used in operating activities was $5.8 million in 2007, and consisted primarily of the net income of $13.1 million, plus the non-cash impacts of acquired in-process research and development of $10.0 million, non-cash stock-based compensation expense of $4.3 million, and depreciation and amortization of $2.0 million. We also had a decrease in accounts receivable of $1.9 million due to the sale of our commercial operations, more than offset by a decrease in accounts payable and other liabilities of $2.8 million, and the recognition of and change in the deferred gain on sale of products of $34.6 million. Net cash provided by operating activities was $7.2 million in 2006, and consisted primarily of the net loss of $16.5 million, plus the change in valuation of derivatives of $1.8 million and the cash payment of $2.1 million to Wyeth to acquire the European distribution rights to Nipent, more than offset by adjustments related to the non-cash amortization of intangibles and distribution and marketing rights of $2.1 million, the non-cash impacts of stock compensation expense of $3.4 million, and acquired in-process research and development of $16.3 million relating to the acquisition of Montigen. We also had a decrease in accounts receivable of $4.1 million due to the sale of the North American rights to Nipent and Surface Safe to Mayne, and an increase in accounts payable and other liabilities of $1.1 million.

        Net cash used in investing activities was $27.6 million in 2008, and consisted primarily of purchases of marketable securities of $46.0 million and property and equipment of $1.1 million, offset by proceeds from maturities of marketable securities of $17.9 million and the sale of products of $1.6 million. Net cash provided by investing activities was $12.4 million in 2007, and consisted primarily of milestone payments of $17.1 million from Mayne relating to the sale of the North American rights to Nipent, $5.1 million from Mayne for the sale of the remaining worldwide rights to Nipent, $1.5 million in maturities of marketable securities, and $1.2 million for the sale of products to Intas, partially offset by $10.9 million for purchases of marketable securities and $1.7 million for purchases of property and equipment. Net cash provided by investing activities in 2006 was $5.3 million, and consisted primarily of $1.5 million in proceeds from the sale of marketable securities and $13.4 million received from Mayne for the sale of the North American rights to Nipent and Surface Safe, partially offset by $900,000 relating to purchases of property and equipment and $8.7 million relating to the cash paid upon the acquisition of Montigen.

        Net cash provided by financing activities in 2008, 2007, and 2006 of $142,000, $3.8 million, and $7.5 million, respectively, consisted of proceeds from the issuance of common stock upon exercise of stock options and warrants.

        Our contractual obligations as of December 31, 2008 are as follows (in thousands):

	Payments Due by Period
	Total	<1 year	1-3 years	4-5 years	After 5 years
Operating leases, net	$4,967	$2,372	$2,595	$—	$—

Total contractual cash obligations	$4,967	$2,372	$2,595	$—	$—

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of our agreement with AVI BioPharma, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. However, no significant development efforts have been incurred for Avicine since 2003 and none are anticipated in the near future. We are unable to determine precisely when and if our payment obligations under our agreement with AVI will become due as these obligations are based on milestone events the achievement of which is subject to a significant number of risks and uncertainties. Because some of the milestone events are revenue-related and payment obligation would not be triggered absent our receipt of revenues from the relationship, we may be able to use funds generated from these relationships to make the milestone payments if they become due.

        We have financed our operations primarily through the issuance of equity and debt securities, the receipt of milestone and royalty payments in connection with collaborative agreements, and the sale of non-core assets. Based on our current forecasted product development activities, we believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through at least December 31, 2010. We may pursue additional financing options, including the selling of additional shares of stock in public or private offerings.

        We believe that our need for additional funding will increase in the future, especially if we acquire new product technologies for development and sale, and our ability to continue raising funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants or options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business at least through December 31, 2010.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Liquidation of EuroGen Pharmaceuticals

        We established our European subsidiary, EuroGen Pharmaceuticals, Ltd. in 2001 to expand our commercial presence in Europe. Since that time, we changed our strategic focus due to the sublicense of Dacogen to MGI/Eisai in 2004 and the sale of Nipent to Mayne/Hospira in 2006 and 2007. As a result, in May 2008, we decided to discontinue our European operations and commence liquidation of EuroGen. The liquidation was substantially completed by October 1, 2008. As part of this liquidation, we terminated the two employees at EuroGen as of September 30, 2008. As part of the employment agreements with these two employees, we were required to provide them with a twelve month notification period prior to termination. They continued to provide services from the May 2008 notification date through September 30, 2008, during which time they were compensated with their normal salary and benefits. At their termination date, we were obligated to pay these employees severance through the remainder of the twelve month notification period. During the year ended December 31, 2008, we recorded total severance costs of $420,000, which were recorded in selling, general and administrative expenses. We do not expect to incur any further severance costs.

Recently Issued Accounting Standards

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. We will adopt SFAS 141R beginning January 1, 2009, as required. We do not anticipate that the adoption of SFAS 141R will have a material impact on our consolidated financial statements, but it will impact any future business combination beginning in 2009.

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to the outstanding warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated financial position or results of operations.

Income Taxes

        As of December 31, 2008, we have net operating loss carryforwards for federal income tax purposes of approximately $273 million which expire in the years 2009 through 2028, and federal research and development credit carryforwards of approximately $11 million, which expire in the years 2009 through 2028.

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

        We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefits, as described in FIN 48, as of December 31, 2008. Also, there are no accrued amounts for interest and penalties.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties expenses are recognized in the statement of operations in the current year. We do not expect any unrecognized tax benefits to be recognized within the next twelve months. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1994 forward due to net operating losses in tax years 1994 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, United States corporate obligations, and United States government obligations, we believe that our exposure to interest rate market risk would not significantly affect our operations.

        Our investment policy is to manage our marketable securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in corporate debt securities and debt securities issued by U.S. government agencies with an average maturity of less than one year and a minimum investment grade rating of A, A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls were effective.

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

        Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2008. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO")

Internal Control-Integrated Framework. Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2008 was effective.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report that the Company's internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SuperGen, Inc.

        We have audited SuperGen, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, SuperGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuperGen, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of SuperGen, Inc. and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California March 13, 2009

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

        The names of our executive officers and their ages, titles and biographies as of March 6, 2009 are set forth below.

Executive Officers

Name	Age	Position
James S. J. Manuso, Ph.D.	60	President, Chief Executive Officer and Director
David J. Bearss, Ph.D.	40	Chief Scientific Officer
Gregory Berk, M.D	50	Chief Medical Officer
Michael Molkentin	54	Chief Financial Officer

        James S.J. Manuso, Ph.D., has served as our president and chief executive officer since January 1, 2004, as our chief executive officer-elect from September 2003 to December 2003 and as a director since February 2001. Dr. Manuso is co-founder and immediate past president and chief executive officer of Galenica Pharmaceuticals, Inc. Dr. Manuso co-founded and was general partner of PrimeTech Partners, a biotechnology venture management partnership, from 1998 to 2002, and co-founder and managing general partner of The Channel Group LLC, an international life sciences corporate advisory firm. He was also president of Manuso, Alexander & Associates, Inc., management consultants and financial advisors to pharmaceutical and biotechnology companies. Dr. Manuso was a vice president and director of Health Care Planning and Development for The Equitable Companies (now Group Axa), where he also served as acting medical director. He currently serves on the boards of Novelos Therapeutics, Inc. (NVLT:OB) and privately-held KineMed, Inc. Previously, he served on the boards of Merrion Pharmaceuticals Ltd. (MERR:IEX; Dublin, Ireland), Inflazyme Pharmaceuticals, Inc., Symbiontics, Inc., Quark Biotech, Inc., Galenica Pharmaceuticals, Inc., and Supratek Pharma, Inc. Dr. Manuso earned a B.A. with Honors in Economics and Chemistry from New York University, a Ph.D. in Experimental Psychophysiology from the Graduate Faculty of The New School University, a Certificate in Health Systems Management from Harvard Business School, and an Executive M.B.A. from Columbia Business School. Dr. Manuso is the author of over 30 chapters, articles and books on topics including health care cost containment and biotechnology company management. He has taught and lectured at Columbia, New York University, Georgetown, Polytechnic University, and Waseda University (Japan). He has delivered invited addresses at meetings of the American Management Association, the American Medical Association, the Securities Industry Association, the Biotechnology Industry Organization, and many other professional associations. Dr. Manuso previously served as vice president and a member of the Board of Trustees of the Greater San Francisco Bay Area Leukemia & Lymphoma Society.

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

        David J. Bearss, Ph.D. joined SuperGen as Vice President, Chief Scientist, as a result of the Company's acquisition of Montigen Pharmaceuticals, Inc. in April 2006. In November 2008, he became our Chief Scientific Officer. Dr. Bearss co-founded Montigen and served as its Chief Scientific Officer. Dr. Bearss is at the core of SuperGen's scientific innovation, and has enabled the discovery of the kinase inhibitors, MP-470 and SGI-1776. Emerging areas of his interest include the inhibition of protein-protein interactions, second-generation epigenetic inhibitors, and potential therapeutic applications of SuperGen's CLIMB™ discovery platform outside of cancer. Dr. Bearss is a recognized expert in targeted small-molecule drug development and the use of genetic model systems for drug discovery and evaluation. He pioneered the development of new targeted therapeutics and has been recognized for his work in validation and drug discovery projects with targets including telomerase, nuclear hormone receptors and aurora kinases. In 1999, as a fellow at the Cancer Therapy and Research Center (CTRC) in San Antonio, Texas, Dr. Bearss collaborated with Dr. Daniel Von Hoff, a recognized leader in drug development who has conducted more than 200 clinical trials with new antineoplastic and biologic agents. Dr. Bearss subsequently joined the faculty of the University of Arizona as an Assistant Professor in the Department of Molecular and Cellular Biology and a member of the Arizona Cancer Center where he invented and developed several novel, targeted chemical entities. Dr. Bearss holds a B.S. degree from Brigham Young University and a Ph.D. in Cell and Molecular Biology from the University of Texas Health Science Center at San Antonio. He has published more than thirty manuscripts and book chapters and has won several awards for his scientific achievements. Dr. Bearss has served as a pharmaceutical industry consultant with respect to the development of the pipelines of several biotechnology companies prior to founding Montigen Pharmaceuticals.

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

  3.
  Exhibits:

Exhibit Number	Description of Document
(d)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(s)3.2	Bylaws of the Registrant, as amended and restated through September 11, 2008.
(i)4.1	Specimen Common Stock Certificate.
(h)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(**)(p)10.2	1993 Stock Option Plan, as amended through July 11, 2000.
(**) (e)10.3	Forms of stock option agreements under the 1993 Stock Option Plan.
(**)(j)10.4	1996 Directors' Stock Option Plan, as amended effective February 7, 2001.
(**)(n)10.5	2003 Stock Plan, as amended effective March 13, 2008.
(**)(m)10.6	1998 Employee Stock Purchase Plan, as amended effective March 1, 2004.
(**)(n)10.7	2008 Employee Stock Purchase Plan
(**)(c)10.8	Amended and Restated Executive Employment and Confidential Information and Invention Assignment Agreement effective October 28, 2008 between Registrant and James Manuso.
(**)(c)10.9	Severance Benefit Plan for Officers
(d)10.10	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P.
(*)(f)10.11	License Agreement between Stehlin Foundation for Cancer Research and the Registrant dated September 3, 1997.
(*)(r)10.12	Amendment No. 1 to License Agreement dated November 1, 1999 between the Registrant and the Stehlin Foundation for Cancer Research.
(r)10.13	Common Stock and Warrant Purchase Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(r)10.14	United States of America Sales, Distribution, and Development Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(q)10.15	Registration Rights Agreement dated April 4, 2000 between the registrant and AVI BioPharma, Inc.

Exhibit Number	Description of Document
(o)10.16	Securities Purchase Agreement dated February 26, 2003 by and among the Registrant and the purchasers named therein.
(o)10.17	Form of Warrant dated February 26, 2003 issued to the purchasers under the Securities Purchase Agreement dated February 26, 2003.
(*)(i)10.18	License Agreement dated February 13, 2001 between the Registrant and Peregrine Pharmaceuticals, Inc.
(b)10.19	Securities Purchase Agreement dated as of March 5, 2004 by and among the Registrant and the purchasers named therein.
(b)10.20	Form of Warrant dated as of March 5, 2004 for issuance under the Securities Purchase Agreement dated March 5, 2004 by and among the Registrant and the purchasers named therein.
(*)(k)10.21	Purchase and Sale Agreement dated February 17, 2004 between the Registrant and Pfizer Inc.
(*)(l)10.22	Amended and Restated License Agreement effective September 21, 2004 between the Registrant and MGI PHARMA, Inc.
(l)10.23	Common Stock Purchase Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(l)10.24	Investor Rights Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(l)10.25	Warrant dated September 22, 2004 issued to The Kriegsman Group.
(u)10.26	Amended and Restated Agreement and Plan of Merger and Reorganization, dated March 30, 2006, by and among SuperGen, Inc., King's Peak Acquisition Corporation, Montigen Pharmaceuticals, Inc., James Clarke, as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.
(u)10.27	Form of Volume Restriction Agreement between SuperGen, Inc. and each stockholder of Montigen.
(v)10.28	Asset Acquisition Agreement, dated June 21, 2006, between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(t)10.29	Asset Acquisition Agreement Amendment dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(t)10.30	Transition Services Agreement dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(t)10.31	Supply Agreement dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(g)10.32	Amended and Restated Supply and Distribution Agreement between SuperGen, Inc. and Wyeth, effective June 1, 2006.
(a)10.33	Asset Acquisition Agreement, dated November 25, 2006, between SuperGen, Inc. and Mayne Pharma plc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Incorporated by reference from the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2004.

(c)
Incorporated by reference from the Registrant's Report on Form 8-K dated October 28, 2008 filed with the Securities and Exchange Commission on October 31, 2008.

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

(n)
Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-152811) filed with the Securities and Exchange Commission on August 6, 2008.

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

(r)
Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(s)
Incorporated by reference from the Registrant's Report on Form 8-K dated September 11, 2008 filed with the Securities and Exchange Commission on September 16, 2008.

(t)
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

        We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of SuperGen, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SuperGen, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California March 13, 2009

SUPERGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$48,908	$78,055
Marketable securities	37,787	9,375
Accounts receivable, net	—	71
Accounts receivable from Mayne Pharma	—	58
Prepaid expenses and other current assets	1,307	728

Total current assets	88,002	88,287
Marketable securities, non-current	1,617	3,419
Property, plant and equipment, net	4,437	4,435
Goodwill	731	731
Other intangibles, net	106	532
Restricted cash and investments, non-current	2,367	2,536
Other assets	505	508

Total assets	$97,765	$100,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,614	$2,327
Accrued liabilities	422	687
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Mayne Pharma	125	600
Accrued payroll and employee benefits	2,903	2,782

Total current liabilities	6,629	6,961
Deferred rent	645	832

Total liabilities	7,274	7,793

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 59,082,009 and 57,519,094 shares issued and outstanding at December 31, 2008 and 2007, respectively	59	58
Additional paid in capital	452,524	447,151
Accumulated other comprehensive loss	(770)	(2,343)
Accumulated deficit	(361,322)	(352,211)

Total stockholders' equity	90,491	92,655

Total liabilities and stockholders' equity	$97,765	$100,448

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues:
Net product revenue	$—	$621	$9,563
Development and license revenue	—	—	25,093
Royalty revenue	38,422	22,333	3,427

Total revenues	38,422	22,954	38,083
Costs and operating expenses:
Cost of product revenue	—	221	2,003
Research and development	32,685	23,423	16,544
Selling, general, and administrative	11,119	13,520	24,714
Acquired in-process research and development	5,185	9,967	16,318
Gain on sale of products	(2,236)	(33,677)	—

Total costs and operating expenses	46,753	13,454	59,579

Income (loss) from operations	(8,331)	9,500	(21,496)
Interest income	2,193	4,017	2,746
Gain on disposition of investment in AVI BioPharma stock resulting from exercise of warrant	—	—	780
Other than temporary decline in value of investments	(3,055)	(65)	—
Change in valuation of derivatives	—	—	1,817
Other income	34	40	241

Income (loss) before income tax	(9,159)	13,492	(15,912)
Income tax benefit (provision)	48	(411)	(575)

Net income (loss)	$(9,111)	$13,081	$(16,487)

Net income (loss) per common share:
Basic	$(0.16)	$0.23	$(0.31)

Diluted	$(0.16)	$0.23	$(0.31)

Weighted average shares outstanding:
Basic	57,721	56,868	53,439

Diluted	57,721	57,301	53,439

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Gain (Loss)
			Additional Paid in Capital		Accumulated Deficit
	Shares	Amount				Total
Balances at January 1, 2006	51,711	$52	$409,365	$2,850	$(348,010)	$64,257
Comprehensive loss:
Net loss	—	—	—	—	(16,487)	(16,487)
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	(613)	—	(613)

Comprehensive loss						(17,100)
Reclassification adjustment for gains included in net loss				(315)		(315)
Cumulative effect adjustment for adoption of SAB 108					(795)	(795)
Issuance of common stock to acquire Montigen Pharmaceuticals	1,625	1	8,947	—	—	8,948
Issuance of common stock upon exercise of stock options	130	—	608	—	—	608
Issuance of common stock in connection with employee stock purchase plan	45	—	173	—	—	173
Issuance of common stock upon exercise of warrants	1,666	2	6,681	—	—	6,683
Compensation expense from stock option grants to employees and consultants	—	—	3,373	—	—	3,373

Balances at December 31, 2006	55,177	55	429,147	1,922	(365,292)	65,832
Comprehensive income:
Net income	—	—	—	—	13,081	13,081
Other than temporary decline in value of investments	—	—	—	65	—	65
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	(4,330)	—	(4,330)

Comprehensive income						8,816
Issuance of common stock for milestone payment	1,477	2	9,965	—	—	9,967
Issuance of common stock upon exercise of stock options	270	—	1,018	—	—	1,018
Issuance of common stock in connection with employee stock purchase plan	44	—	171	—	—	171
Issuance of common stock upon exercise of warrants	551	1	2,581	—	—	2,582
Compensation expense from stock option grants to employees and consultants	—	—	4,269	—	—	4,269

Balances at December 31, 2007	57,519	58	447,151	(2,343)	(352,211)	92,655
Comprehensive loss:
Net loss	—	—	—	—	(9,111)	(9,111)
Other than temporary decline in value of investments	—	—	—	3,055	—	3,055
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	(1,482)	—	(1,482)

Comprehensive loss						(7,538)
Issuance of common stock for milestone payment	1,481	1	2,414	—	—	2,415
Issuance of common stock upon exercise of stock options	6	—	10	—	—	10
Issuance of common stock in connection with employee stock purchase plan	76	—	132	—	—	132
Compensation expense from stock option grants to employees and consultants	—	—	2,817	—	—	2,817

Balances at December 31, 2008	59,082	$59	$452,524	$(770)	$(361,322)	$90,491

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$(9,111)	$13,081	$(16,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,134	975	851
Amortization of intangibles and distribution and marketing rights	426	1,056	2,079
Change in valuation of derivatives	—	—	(1,817)
Other than temporary decline in value of investments	3,055	65	—
Stock-based compensation expense	2,817	4,269	3,373
Gain on disposition of investment in AVI BioPharma stock	—	—	(780)
Cash paid for distribution and marketing rights	—	—	(2,100)
Recognition of gain on sale of products	(1,650)	(23,400)	—
Acquired in-process research and development	2,415	9,967	16,318
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	129	1,891	4,106
Inventories	—	223	791
Prepaid expenses and other assets	(576)	411	(288)
Restricted cash and investments	169	84	97
Accounts payable and other liabilities	(44)	(2,808)	1,112
Deferred gain on sale of products	(426)	(11,154)	(481)
Deferred revenue	—	(459)	459

Net cash provided by (used in) operating activities	(1,662)	(5,799)	7,233

Investing activities:
Purchases of marketable securities	(45,958)	(10,864)	—
Maturities of marketable securities	17,866	1,501	1,500
Purchases of property and equipment	(1,136)	(1,658)	(860)
Proceeds from sale of products	1,601	23,400	13,395
Acquisition of Montigen net assets, net of cash acquired	—	—	(8,693)

Net cash provided by (used in) investing activities	(27,627)	12,379	5,342

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	142	3,771	7,465

Net cash provided by financing activities	142	3,771	7,465

Net increase (decrease) in cash and cash equivalents	(29,147)	10,351	20,040
Cash and cash equivalents at beginning of period	78,055	67,704	47,664

Cash and cash equivalents at end of period	$48,908	$78,055	$67,704

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$2,415	$9,967	$8,947
Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the year	$118	$480	$450

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

        SuperGen, Inc. ("SuperGen," "we," "us" or the "Company") was incorporated in California in March 1991. We changed our state of incorporation to Delaware in 1997. We are a pharmaceutical company dedicated to the discovery and development of novel cancer therapies. We operate in one industry segment.

Principles of Consolidation

        Our consolidated financial statements include the accounts of EuroGen Pharmaceuticals Ltd. ("EuroGen"), Sparta Pharmaceuticals, Inc. ("Sparta") and seven wholly-owned subsidiaries, which are immaterial. Intercompany accounts and transactions are eliminated in consolidation. We consolidate all of our wholly-owned and majority-owned subsidiaries.

Reclassification of Prior Year Balances

        The presentation of certain prior year balances has been reclassified to conform to the current year presentation.

Foreign Currency

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Foreign currency assets and liabilities have been remeasured into U.S. dollars at the current exchange rates as of the applicable balance sheet date, except for nonmonetary assets and liabilities, which have been remeasured at historical exchange rates. Revenue and expenses have been remeasured at the average exchange rate prevailing during the period, except for those expenses related to the previously noted balance sheet amounts, which were remeasured at historical exchange rates. Gains and losses resulting from foreign currency remeasurement are included in other income or expense in the accompanying consolidated statements of operations. These gains and losses ceased as of October 1, 2008 due to the liquidation of our European subsidiary as of that date. Aggregate net transaction gains were $25,000, $26,000 and $241,000 for 2008, 2007 and 2006, respectively.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

        We ceased selling products in the United States in August 2006 and in Europe in April 2007. We had no product revenues in 2008. Our net product revenues related principally to two pharmaceutical products, with Nipent sales representing 100% in 2007 and 88% in 2006. We recognized sales revenue upon shipment, provided that title to the products had been transferred at the point of shipment; if title of product transferred at point of receipt by the customer, revenue was recognized upon customer receipt of the shipment, and collectibility was reasonably assured, with allowances provided for bad debt, estimated returns, and estimated cash discounts and chargebacks. We recorded estimated allowances for sales reserves against product revenues for returns, cash payment discounts, and

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

chargebacks based on historical return patterns for returns, contractual terms for discounts and chargebacks, and expectations regarding utilization rates for these programs. The allowance for bad debts was zero at December 31, 2008 and $42,000 at December 31, 2007. The allowance for sales returns included in accrued liabilities was $20,000 at December 31, 2008 and $348,000 at December 31, 2007. The provision for returns and allowances was zero in 2008, $48,000 in 2007, and $418,000 in 2006. We recorded no provisions for chargebacks in 2008 and 2007, and $910,000 in 2006.

        Cash advance payments received in connection with distribution agreements, license agreements, or research grants are deferred and recognized ratably over the period of the respective agreements or until services are performed. We recognize milestone fees upon completion of specified substantive milestones according to contract terms. We recognize royalty revenue on a cash basis when we receive it because we do not have sufficient ability to accurately estimate Dacogen sales.

        Our principal customers were clinics, hospitals, hospital buying groups, drug distributors, and wholesalers in the United States and Europe. We did not require collateral from our customers. We operate in one business segment—human therapeutics. In 2007, 100% of our net product revenues were from the European Union ("EU"). In 2006, 94% of our net product revenues were from the United States and 6% from the EU.

Research and Development

        Research and development expenditures, including direct and allocated expenses, are charged to expense as incurred. These expenditures include salaries and employee-related expenses; fees paid to physicians, hospitals, or other research institutions for clinical and non-clinical studies; fees paid to outside contractors for monitoring of clinical sites or collection and analysis of data; costs associated with the research and manufacture of clinical drug supplies; and payments made under technology license agreements prior to regulatory approval of drug candidates.

Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents include bank demand deposits, certificates of deposit, marketable securities with maturities of three months or less when purchased, and money market funds, which invest primarily in U.S. government and U.S. government agency obligations and commercial paper. These instruments are highly liquid and market risk is minimized by investing in highly rated securities.

        Marketable securities consist of corporate or government agency debt securities and equity securities that have a readily ascertainable market value based on quoted market prices or other observable inputs and are readily marketable. These investments are reported at fair value. All marketable securities are designated as available-for-sale, with unrealized gains and losses included in accumulated other comprehensive gain or loss in stockholders' equity. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security.

        During the years ended December 31, 2008 and 2007, we recorded write-downs of $3,055,000 and $65,000, respectively, related to other than temporary declines in the values of two of our equity investments. We had no such write-downs in 2006. The cost of securities sold and the amount reclassified out of accumulated other comprehensive gain or loss into earnings is based on the specific identification method.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of December 31, 2008 and 2007 we held one such investment with a carrying amount of $500,000. This investment is carried at cost because it is not practicable to estimate the fair value of this investment. This investment is included in other assets on the consolidated balance sheets. We periodically review this investment carried at cost and evaluate whether an impairment has occurred. We believe this equity investment continues to be realizable.

Fair Value of Financial Instruments

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

  •
  Level 2—Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets primarily include money market funds, commercial paper, and U.S. government agency securities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity.

        If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        As of December 31, 2008, we held $84,586,000 of cash equivalents and marketable securities consisting of equity securities, commercial paper, government agency securities, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by U.S. government agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

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

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$—	$21,996	—	$21,996
Commercial paper	—	25,789	—	25,789
U.S. government agency notes	—	35,184	—	35,184
Equity securities	1,617	—	—	1,617

	$1,617	$82,969	—	$84,586

Restricted Cash and Investments

        Under one of our operating lease agreements as noted in Note 12 below, we are required to set aside cash and/or investments as collateral. At December 31, 2008 and 2007, we had $2,367,000 and $2,536,000, respectively, of restricted cash and investments related to this agreement.

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

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment consist of the following at December 31 (in thousands):

	2008	2007	Estimated Useful Lives
Land	$324	$324	N/A
Building	2,638	2,198	31 years
Leasehold improvements	2,757	2,670	5-10 years
Equipment	3,404	2,498	5 years
Furniture and fixtures	3,219	3,094	3-5 years
Construction in process	22	476	N/A

Total property and equipment	12,364	11,260
Less accumulated depreciation and amortization	(7,927)	(6,825)

Property, plant and equipment, net	$4,437	$4,435

Goodwill

        Goodwill is reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill no longer subject to amortization amounted to $731,000 at December 31, 2008 and 2007.

Intangible Assets

        In April 2006, we acquired certain intangible assets relating to our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen") (see Note 6 below). We assigned values of $235,000 to assembled workforce and $1,042,000 to the CLIMB™ technology platform, which are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce was $215,000 and $137,000 at December 31, 2008 and 2007, respectively. The accumulated amortization of the CLIMB technology was $955,000 and $608,000 at December 31, 2008 and 2007, respectively. We expect to record amortization of the assembled workforce of $20,000 in 2009 and amortization of the CLIMB technology of $87,000 in 2009.

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

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Major Customers

        As noted above, we ceased selling products in the United States in August 2006 and Europe in April 2007. Our major customers included a number of buying groups. During 2006, some of these customers individually comprised greater than 10% of our total product revenue, as follows:

	Percentage of product revenue by customer for years ended December 31,
	2008	2007	2006
Customer A	—	—	29%
Customer B	—	—	11
Customer C	—	—	10

        During 2008, 2007, and 2006, 100% of our royalty revenues were received from MGI PHARMA/Eisai Corporation related to Dacogen sales (see Note 5 below).

Net Income (Loss) per Common Share

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration of potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period and potential dilutive common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Year ended December 31,
	2008	2007	2006
Weighted-average common shares outstanding used in calculation of basic net income (loss) per share	57,721	56,868	53,439
Dilutive stock options and warrants	—	433	—

Weighted-average common shares outstanding used in calculation of diluted net income (loss) per share	57,721	57,301	53,439

Outstanding stock options and warrants not included in dilutive net income (loss) per share as they had an antidilutive effect	9,140	7,035	11,674

Long-lived Assets

        We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

difference between the carrying value and the fair value of the impaired asset. No such impairment has been recorded through December 31, 2008. As of December 31, 2008, 2007 and 2006, 100%, 99% and 98%, respectively, of our long-lived assets were located in the U.S.

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

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to the outstanding warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. We do not expect the adoption of EITF 07-5 to have a material impact on our consolidated financial position or results of operations.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Available-for-Sale Securities

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008
Money market funds	$21,996	$—	$—	$21,996
U.S. corporate debt securities	25,776	13	—	25,789
Debt securities issued by U.S. government agencies	34,858	326	—	35,184
Marketable equity securities	2,726	—	(1,109)	1,617

Total	$85,356	$339	$(1,109)	$84,586

At December 31, 2007
U.S. corporate debt securities	$18,561	$1	$(3)	$18,559
Debt securities issued by U.S. government agencies	62,425	21	—	62,446
Marketable equity securities	5,781	—	(2,362)	3,419

Total	$86,767	$22	$(2,365)	$84,424

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2008
Amounts included in cash and cash equivalents	$45,173	$9	$—	$45,182
Marketable securities, current	37,457	330	—	37,787
Marketable securities, non-current	2,726	—	(1,109)	1,617

Total	$85,356	$339	$(1,109)	$84,586

At December 31, 2007
Amounts included in cash and cash equivalents	$71,611	$21	$(2)	$71,630
Marketable securities, current	9,375	1	(1)	9,375
Marketable securities, non-current	5,781	—	(2,362)	3,419

Total	$86,767	$22	$(2,365)	$84,424

        Available-for-sale securities at December 31, by contractual maturity, are shown below (in thousands):

	Fair Value
	2008	2007
Debt securities due in one year or less	$82,969	$81,005
Marketable equity securities	1,617	3,419

Total	$84,586	$84,424

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Available-for-Sale Securities (Continued)

        Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2008, 2007, and 2006 were not material.

        During the years ended December 31, 2008 and 2007, we recorded write-downs of $3,055,000 and $65,000, respectively, related to other than temporary declines in the values of two of our equity investments. We had no such write-downs in 2006.

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making this determination, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in a continuous unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. The gross unrealized losses as of December 31, 2008 are primarily due to a further decline in the share price of our investment in the stock of AVI BioPharma, Inc., compared to the adjusted cost basis of this investment after the write down of $3,055,000 during the second quarter of 2008. It is reasonably possible that we will determine that the unrealized loss related to AVI will also become other than temporary in the near term.

3.    Stockholders' Equity

Warrants

        At December 31, 2008, warrants to purchase the following shares of our common stock were outstanding and exercisable:

Number of Shares	Exercise Price	Issue Date	Expiration Date
735,000	$10.00	03/05/04	03/05/09
400,000	10.00	09/22/04	09/22/09

1,135,000

Stock Reserved for Future Issuance

        At December 31, 2008, we have reserved shares of common stock for future issuance as follows:

Stock options outstanding	8,004,976
Stock options available for grant	2,902,739
Warrants to purchase common stock	1,135,000
Shares available for Employee Stock Purchase Plan	212,595

12,253,310

4.    Stock-Based Compensation

        We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R").

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began November 15, 2008 and is scheduled to end on May 14, 2009.

        We recognized $2,817,000, $4,269,000 and $3,373,000 in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts have been recorded in research and development expenses or selling, general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

	Year ended December 31
	2008	2007	2006
Expected volatility	74.8%	61.5%	66.0%
Expected life (in years)	5.33	5.21	5.18
Risk-free interest rate	3.23%	4.65%	4.74%
Dividend yield	—	—	—

        The fair value of ESPP shares is estimated also using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

	Year ended December 31
	2008	2007	2006
Expected volatility	75.27%	66.40%	65.33%
Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	2.32%	4.28%	4.81%
Dividend yield	—	—	—

        We compute expected volatility using a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We do not rely exclusively on implied volatility because options on SuperGen stock with remaining terms of greater than one year are not regularly traded in the market. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee and director population. The risk-free interest rate is based on the U.S. Treasury yield curve

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

in effect at the time of grant commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we considered the award to be probable, expense is recorded over the estimated service period.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used an estimated forfeiture rate of 7.40% in 2008, 9.63% in 2007, and 12.02% in 2006. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        A summary of the Company's stock option activity as of December 31, 2008, is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2006	6,549,725	$9.07
Granted	993,089	4.92
Exercised	(129,760)	4.69
Forfeited	(165,187)	5.94
Expired	(632,714)	7.64

Balance at December 31, 2006	6,615,153	8.75
Granted	2,221,665	5.26
Exercised	(270,526)	3.79
Forfeited	(196,788)	5.47
Expired	(1,082,698)	11.75

Balance at December 31, 2007	7,286,806	7.52
Granted	1,275,694	2.69
Exercised	(6,100)	1.75
Forfeited	(88,053)	3.53
Expired	(463,371)	8.42

Balance at December 31, 2008	8,004,976	$6.74	6.26	$29,838

Vested or expected to vest at December 31, 2008	7,524,246	$6.78	6.19	$26,933

Exercisable at December 31, 2008	5,542,110	$7.15	5.72	$9,940

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

	Year ended December 31,
	2008	2007	2006
Weighted average grant-date fair value of options granted	$1.70	$3.00	$2.91
Intrinsic value of options exercised (i.e. difference between the market price at exercise and the price paid to exercise the options)	4,860	510,000	59,000
Cash received from exercise of options	10,675	1,018,000	608,000

        As of December 31, 2008, there was $2,695,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.94 years.

5.    License and Stock Purchase Agreements with MGI PHARMA, Inc./Eisai Corporation

        In August 2004, we entered into a license agreement with MGI PHARMA, Inc., a Minnesota corporation ("MGI") relating to Dacogen™ (decitabine), an anti-cancer therapeutic which has been approved by the United States Food and Drug Administration ("FDA") for the treatment of patients with myelodysplastic syndrome ("MDS"). Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to receive royalties from MGI on all sales of licensed product worldwide. The license agreement will expire, on a country-by-country and licensed product-by-licensed product basis on the later to occur of (a) twenty years after the first commercial sale of the applicable licensed product in the respective country or (b) the expiration, termination, invalidation or abandonment of the patent rights covering the respective licensed product, or the manufacture or use thereof, in the respective country. Either we or MGI may terminate the license agreement for the non-payment by the other of any payment obligations under the agreement, or for any uncured material breach of the agreement. In addition, we have the right to terminate the agreement if (i) MGI is acquired by an entity that is not deemed an "equivalent" pharmaceutical company or (ii) MGI becomes insolvent. None of the payments made pursuant to the agreement are refundable, except in the case of overpayment. MGI became a wholly-owned subsidiary of Eisai Corporation of North America ("Eisai") in January 2008.

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue on a cash basis when we receive it from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales. During the years ended December 31, 2008, 2007, and 2006, we recorded royalty revenue of $38,422,000, $22,333,000, and $3,427,000, respectively.

        In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In accordance with our license agreement with MGI/Eisai, we received a milestone payment of $20.0 million in 2006, which was recorded as development revenue. We had no similar revenue in 2007 and 2008. Also under the terms of the license agreement, MGI/Eisai was obligated to reimburse us for certain development and allocated overhead costs of Dacogen until we received marketing authorization. During the year ended December 31, 2006, we recognized $93,000 of development revenue relating to reimbursement under this agreement. No development revenue was recorded during the years ended December 31, 2007 and 2008.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    License and Stock Purchase Agreements with MGI PHARMA, Inc./Eisai Corporation (Continued)

        In July 2006, MGI/Eisai executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company (also known as Janssen-Cilag), granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses. We received $5.0 million, 50% of the $10 million upfront payment MGI/Eisai received, and, as a result of both the original agreement with MGI/Eisai and this sublicense with Cilag GmbH, may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen sales globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

6.    Acquisition of Montigen Pharmaceuticals, Inc.

        On April 4, 2006, we completed our acquisition of Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process—CLIMB, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family.

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

        The $532,000 of net tangible assets included $486,000 in cash, prepaids and other current assets of $37,000, $405,000 of fixed assets, and $396,000 of assumed liabilities. The values assigned to assembled workforce and CLIMB technology platform are being amortized over three years, the estimated useful lives of the assets. The accumulated amortization of the assembled workforce and CLIMB technology was $215,000 and $955,000, respectively, at December 31, 2008.

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

        The acquisition agreement also required us to pay the former Montigen stockholders an additional $22.0 million in shares of SuperGen common stock, contingent upon the achievement of specific regulatory milestones. In April 2007, the first Montigen compound, MP-470, received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10.0 million, which we paid through the issuance of 1,477,000 shares of our common stock. The calculation of the number of shares used for the payment was based on the average closing price of our stock on the five days preceding the payment. This payment was recorded as additional acquired in-process research and development expense in 2007. In November 2008, a second Montigen compound, SGI-1776, received clearance from the FDA to begin Phase I clinical trials, triggering a second contingent milestone payment to the former Montigen stockholders of $5.2 million. This milestone was paid through the combination of a cash payment of $2,770,000 and the issuance of 1,481,000 shares of our common stock. The calculation of the number of shares used for the common stock portion of the payment was based on the average closing price of our stock on the five days preceding the payment. This payment was recorded as additional acquired in-process research and development expense in 2008. The remaining $6.8 million future contingent regulatory milestone payment that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestone is achieved.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Asset Acquisition Agreements with Mayne Pharma/Hospira

Sale of North American Rights

        On August 22, 2006, we executed an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to our products Nipent and SurfaceSafe® cleaning system. We received cash proceeds of $13,395,000, which represented the purchase price per the agreement, reduced by a number of adjustments and holdbacks, as follows (in thousands):

Purchase price per agreement	$21,095
Less: Mitomycin reduction	(1,140)
Net asset adjustment	(445)
Channel inventory adjustment	(115)
Supply holdback	(5,000)
Indemnification holdback	(1,000)

Initial cash proceeds	$13,395

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

        The supply holdback was to be retained by Mayne until the following three events occurred: (1) the qualification of an FDA approved manufacturer of Nipent, (2) the execution of a commercial supply agreement between Mayne and the approved manufacturer, and (3) acceptance of the first delivery under the commercial supply agreement. All of these events successfully occurred in 2007 and we received the $5.0 million supply holdback payment in December 2007.

        The indemnification holdback was to be held by Mayne for 18 months to cover any potential claims. We received the $1.0 million indemnification holdback in February 2008.

        In addition to the initial payment and holdbacks, we were entitled to receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. A portion of these annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change of control occurred when Mayne was acquired by Hospira, Inc. As a result, we received an accelerated milestone payment of $10,312,000. In September 2007, we received the first annual sales milestone payment of $1,828,000. We did not receive the $1 million second annual sales milestone payment in September 2008 because Mayne/Hospira did not achieve the requisite Nipent sales target.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Asset Acquisition Agreements with Mayne Pharma/Hospira (Continued)

        In conjunction with the Asset Acquisition Agreement with Mayne/Hospira, we also entered into certain related agreements including the following:

  Transition Services Agreement—We agreed to provide certain transition services to Mayne/Hospira. This included utilization of our sales and marketing personnel during a six month transition period, for which we were reimbursed by Mayne/Hospira. In addition, Mayne/Hospira agreed to provide certain transition services, without charge, related to supporting approval of a specified manufacturer of Nipent in Europe. During the years ended December 31, 2007 and 2006, we billed $481,000 and $2,064,000, respectively, for services provided to Mayne/Hospira, which were recorded as a reduction of our selling, general and administrative operating expenses. The transition services period ended on February 21, 2007. No comparable services were provided during the year ended December 31, 2008.

  Supply Agreement—To support our European business, Mayne/Hospira was to provide us with a supply of Nipent indefinitely or until our sale to Mayne of the remaining worldwide rights for Nipent was finalized. During the year ended December 31, 2006, we purchased $503,500 of Nipent from Mayne. The portion of that purchase that represented the amount in excess over our original cost of Nipent, or $401,000, was recorded as a reduction of the deferred gain on sale of products. There were no purchases of Nipent from Mayne/Hospira during the year ended December 31, 2008 and 2007. The sale of the remaining worldwide rights to Mayne/Hospira was completed in April 2007.

        There were a number of additional obligations under the Asset Acquisition Agreement, including the following:

  Reimbursement of Costs for Alternate Supply—We were obligated to reimburse Mayne/Hospira up to $1.0 million for transferring manufacturing and purification capabilities related to crude pentostatin from the existing manufacturer to Mayne's specified facility. As of December 31, 2007, we had paid Mayne/Hospira the entire $1.0 million alternative supply obligation and no additional payments are expected.

  Development Plan Payments—We were obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision related directly to the $5 million supply holdback noted above. During the years ended December 31, 2007 and 2006, we incurred $31,000 and $450,000, respectively, of costs related to this obligation, which were charged to research and development. No costs were incurred during the year ended December 31, 2008. We do not expect to incur any further development plan costs, as the Nipent manufacturing facility was qualified in 2007 and is providing Nipent to Mayne/Hospira.

  Price Protection—We are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the Supply Agreement noted above. Mayne negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, during 2007, we initially estimated our price protection exposure over the three year period to be $600,000, although no maximum amount is specified in the agreement. This amount comprised the deferred gain on sale of products in the accompanying consolidated balance sheet at December 31, 2007. During 2008, we paid Mayne/Hospira $49,000 relating to this

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Asset Acquisition Agreements with Mayne Pharma/Hospira (Continued)

  obligation for the first of the three years covered under this agreement. At December 31, 2008, based on the updated estimates of manufacturing yields and sales trends for Nipent, we reduced the price protection reserve by $426,000 and computed our remaining potential liability for the remaining two years at $125,000, which comprises the deferred gain on sale of products in the accompanying balance sheet as of December 31, 2008. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

  Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. Since our employees were required to stay with us to perform transition related services before they could collect their retention and severance, we accrued the retention and severance costs as they were earned. During the year ended December 31, 2007 and 2006, we recorded $187,000 and $1,639,000 of retention and severance costs, which were recorded in selling, general and administrative expenses. The transition services period ended on February 21, 2007, and all payments were made. As a result, no future retention and severance costs will be incurred.

Sale of Remaining Worldwide Rights

        On April 2, 2007, we closed another transaction with Mayne/Hospira completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3,750,000, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The holdbacks consist of a $1.0 million supply holdback, which was related to the North American $5.0 million holdback, and a $250,000 indemnification holdback that will be retained by Mayne for 18 months. We received the $1.0 million supply holdback in December 2007, and received the $250,000 indemnification holdback in November 2008.

Recognition of Gain on Sale of Products

        From the initial cash proceeds from the North American transaction of $13,395,000, the accelerated milestone payment of $10,312,000, and $4,012,000 in net proceeds from the sale of the remaining worldwide rights, we deducted the value of net assets delivered to Mayne/Hospira, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and initially deferred amounts for additional alternative supply reimbursements and price protection exposure. This resulted in an initial net gain of $24,601,000, which was recognized during the second quarter of 2007. This initial gain recognized included proceeds received in prior periods related to the sale of the North American rights to Nipent that were previously recorded on the balance sheet as a deferred gain until Mayne entered into a supply agreement with an FDA approved manufacturing site during the quarter ended June 30, 2007, and as a result, we were able to estimate our price protection exposure. The remaining balance of the deferred gain on sale of products of $600,000 at December 31, 2007 and $125,000 at December 31, 2008 consists solely of the estimated price protection exposure.

        The sales milestone payment of $1,828,000 received in August 2007, and the supply holdback payments of $5,000,000 and $1,000,000 received in December 2007 were also recorded as a gain on sale of products during the year ended December 31, 2007. As noted above, during 2008 we received a

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Asset Acquisition Agreements with Mayne Pharma/Hospira (Continued)

$1.0 million indemnification holdback relating to the sale of the North American rights and a $250,000 indemnification holdback relating to the sale of the remaining worldwide rights, and reduced our price protection reserve by $426,000. During 2008, we also received a $400,000 annual installment payment from Mayne/Hospira related to the sale of the remaining worldwide rights. In addition, during 2008 we reversed $160,000 of residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. The sum of these 2008 transactions, $2,236,000, was recorded as a gain on sale of products during the year ended December 31, 2008.

        Due to the Company's determination that the Nipent operations sold to Mayne/Hospira did not represent a separate component of the Company and the Company's continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, the Company has reflected activities related to the Nipent and Surface Safe businesses in operating activities for all periods presented.

8.    Nipent Marketing and Distribution Rights

Pfizer Marketing Rights

        In February 2004, we entered into a Purchase and Sale Agreement with Pfizer Inc. to acquire European marketing rights for Nipent. We paid Pfizer $1,000,000 under this agreement and recorded this amount as Prepaid distribution and marketing rights. This amount was amortized over 31 months, the estimated life of the benefit period, to cost of product revenue. During the years ended December 31, 2006, we recorded amortization of $290,000. No amortization was recorded during the years ended December 31, 2008 and 2007 as the amount was fully amortized at December 31, 2006.

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

March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. We determined that Wyeth's ability to collect from the end customer was reasonably assured. During the years ended December 31, 2007 and 2006, we recorded $257,000 and $1,535,000, respectively, of net profit from Wyeth, which was included in net product revenue. We had no similar revenue for the year ended December 31, 2008.

9.    Acquisition and Transfer Agreements

Sale of Products to Intas Pharmaceuticals

        In April 2007, we sold the rights to anticancer agents mitomycin and paclitaxel to Intas Pharmaceuticals Ltd. for an aggregate purchase price of $1.2 million. We also sold related inventory with the transaction for $146,000. In May 2007, we sold the rights to generic etoposide to Intas for $70,000. After deducting inventory costs and other fees, we recognized a net gain on sale of products of $1,248,000 during the year ended December 31, 2007, relating to the sale of these non-core assets.

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

        The terms of the agreement require that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million. No milestone or royalty payments have been made under the agreement to date. In addition, we are required to pay Peregrine an annual license fee until the first filing of an Investigational New Drug Application ("IND") utilizing the licensed patents. During the years ended December 31, 2008, 2007 and 2006, we paid Peregrine license fees of $150,000, $125,000, and $100,000, respectively, in cash in connection with this agreement. The annual license fees paid to Peregrine have been charged to research and development expense.

        In August 2006, we sublicensed the VEGF technology to Targa Therapeutics Corp. ("Targa"). In connection with this sublicense, Targa has agreed to develop and commercialize the VEGF technology and is obligated to pay us a sublicense fee, which is recorded as a credit to research and development expense. Targa has also agreed to reimburse us for royalties due to Peregrine on licensed product sales. In addition, upon the achievement of milestones under the original license agreement, Targa has agreed to reimburse us an amount equal to such milestone payments. No such payments were due through December 31, 2008.

10.    AVI BioPharma, Inc.

        In December 1999, we entered into an agreement with AVI BioPharma, Inc. At the time, the chief executive officer of AVI was a member of our Board of Directors. He later resigned from our Board in May 2002. The former president and chief executive officer of SuperGen was a member of the Board of Directors of AVI through March 2004. Under the terms of the agreement, we acquired one million shares of AVI common stock, which amounted to approximately 7.5% of AVI's outstanding common

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    AVI BioPharma, Inc. (Continued)

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

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. However, no significant development efforts have been incurred for Avicine since 2003 and none are anticipated in the near future. In 2003 and 2002, we recorded a total of $565,000 in research and development expenses for Avicine. At December 31, 2008 and 2007, this amount was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

11.    Liquidation of EuroGen Pharmaceuticals

        We established our European subsidiary, EuroGen Pharmaceuticals, Ltd. ("EuroGen") in 2001 to expand our commercial presence in Europe. Since that time, we changed our strategic focus due to the sublicense of Dacogen to MGI/Eisai in 2004 and the sale of Nipent to Mayne/Hospira in 2006 and 2007. As a result, in May 2008, we decided to discontinue our European operations and commence liquidation of EuroGen. The liquidation was substantially completed by October 1, 2008. As part of this liquidation, we terminated the two employees at EuroGen as of September 30, 2008. As part of the employment agreements with these two employees, we were required to provide them with a twelve month notification period prior to termination. They continued to provide services from the May 2008 notification date through September 30, 2008, during which time they were compensated with their normal salary and benefits. At their termination date, we were obligated to pay these employees severance through the remainder of the twelve month notification period. During the year ended December 31, 2008, we recorded total severance costs of $420,000, which were recorded in selling, general and administrative expenses. All severance amounts were paid prior to December 31, 2008. We do not expect to incur any further severance costs.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies

        We lease our primary administrative facility under a 10 year non-cancellable operating lease, which may be renewed for an additional five-year period. The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $2.4 million in certificates of deposit. The certificates of deposit are included in the balance sheet under Restricted cash and investments. Upon achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination. In August 2007, we subleased a portion of our primary administrative facility under a non-cancellable lease that terminates at the same time as our master lease.

        Future minimum rentals and sublease income under all operating leases with terms greater than one year are as follows (in thousands):

Year ending December 31,	Minimum rental obligations	Sublease Income
2009	$2,604	$232
2010	2,429	219
2011	271	—
2012	114	—
2013 and thereafter	—	—

	$5,418	$451

        Rent expense was $2,256,000 in 2008, $2,272,000 in 2007, and $2,077,000 in 2006. These amounts are net of sublease income of $224,000 in 2008, $108,000 in 2007, and $146,000 in 2006.

        As noted in Note 6 above, we will pay the former Montigen stockholders an additional $6.8 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones.

        We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2008.

        We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. There are no material commitments for such payments as of December 31, 2008.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes

        For financial reporting purposes, our net income (loss) included the following components (in thousands):

	Year ended December 31,
	2008	2007	2006
Pre-tax income (loss):
United States	$(17,903)	$13,908	$(14,396)
Foreign	8,744	(416)	(1,516)

	$(9,159)	$13,492	$(15,912)

        Income tax provision (benefit) consisted of the following components (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$(42)	$325	$427
State	(6)	86	148

Total current	(48)	411	575
Deferred	—	—	—

Total income tax provision (benefit)	$(48)	$411	$575

        The difference between the income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Income tax expense (benefit) at federal statutory rate	$(3,206)	$4,722	$(5,535)
State taxes (net of federal)	205	1,335	516
Unbenefitted foreign losses	—	145	531
Acquired in-process research and development	1,815	3,489	5,711
Non-deductible deferred compensation	335	337	423
Credits	(1,626)	(1,396)	(920)
Expired losses	1,255	1,726	—
Unrealized loss on investments	636	—	—
Nontaxable liquidation of foreign subsidiaries	(3,061)	—	—
Other	198	(241)	65
Change in valuation allowance	3,401	(9,706)	(216)

Total	$(48)	$411	$575

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes (Continued)

purposes, and (b) operating losses and tax credit carryforwards. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$102,464	$101,055
Purchased in-process technology	3,866	3,909
Research and development credit carryforwards	17,389	14,799
Capitalized research and development	1,909	3,537
Investments	7,342	6,722
Deferred revenue	122	243
Other	5,943	5,368

	139,035	135,633
Valuation allowance	(139,035)	(135,633)

Net Deferred Tax Assets	$—	$—

        Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent upon our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned tax benefits is not currently likely to be realized, and, accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3,402,000 during the year ended December 31, 2008, decreased by $9,706,000 during the year ended December 31, 2007, and increased by $313,000 during the year ended December 31, 2006. Approximately $7,377,000 of the valuation allowance for deferred tax assets relates to excess tax benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

        Net operating losses and tax credit carryforwards as of December 31, 2008 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$272,838	2009 - 2028
Net operating losses, state	134,771	2010 - 2028
Tax credits, federal	10,996	2009 - 2028
Tax credits, state	9,835	2022 & no expiration

        Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes (Continued)

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

        We adopted the provisions of FIN 48 on January 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have no unrecognized tax benefits, as described in FIN 48, as of December 31, 2008. Also, there are no accrued amounts for interest and penalties.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties expenses are recognized in the statement of operations in the current year. We do not expect any unrecognized tax benefits to be recognized within the next twelve months. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1994 forward due to net operating losses in tax years 1994 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

14.    Employee Benefit Plans

401(k) Profit Sharing Plan

        We have adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with a minimum of two months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched by the Company, up to 3% of each participant's annual compensation, up to $6,000 maximum per participant. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $161,000 in 2008, $187,000 in 2007, and $206,000 in 2006.

Employee Stock Purchase Plan

        In 2008 we established the 2008 Employee Stock Purchase Plan ("ESPP"), and a total of 250,000 shares of Common Stock are reserved for issuance under the plan. This ESPP replaced the 1998 Employee Stock Purchase Plan, which expired in 2008. Employees participating in the ESPP are granted the right to purchase shares of common stock at a price per share that is the lower of 85% of the fair market value of a share of Common Stock on the first day of an offering period, or 85% of the fair market value of a share of Common Stock on the last day of that offering period.

        In 2008, we issued 37,965 and 37,405 shares through the ESPP at $2.13 and $1.36, respectively. In 2007, we issued 16,998 and 27,231 shares through the ESPP at $4.58 and $3.40, respectively. In 2006, we issued 21,938 and 23,101 shares through the ESPP at $3.93 and $3.77, respectively. As of December 31, 2008, 212,595 shares are reserved for future issuance under the ESPP.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Quarterly Financial Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2008
Net product revenue	$—	$—	$—	$—
Royalty revenue	8,138	8,133	10,209	11,941
Cost of product revenue	—	—	—	—
Net loss	(1,070)	(4,879)	(569)	(2,593)
Basic and diluted net loss per share	(0.02)	(0.08)	(0.01)	(0.04)
2007
Net product revenue	$621	$—	$—	$—
Royalty revenue	3,794	4,619	6,123	7,797
Cost of product revenue	221	—	—	—
Net income (loss)	(3,329)	11,077	192	5,141
Basic and diluted net income (loss) per share	(0.06)	0.19	0.00	0.09

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2009.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES S.J. MANUSO (James S.J. Manuso)	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2009
/s/ MICHAEL MOLKENTIN (Michael Molkentin)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ CHARLES J. CASAMENTO (Charles J. Casamento)	Director	March 16, 2009
/s/ THOMAS V. GIRARDI (Thomas V. Girardi)	Director	March 16, 2009
/s/ ALLAN R. GOLDBERG (Allan R. Goldberg)	Director	March 16, 2009
/s/ WALTER J. LACK (Walter J. Lack)	Director	March 16, 2009
/s/ MICHAEL D. YOUNG (Michael D. Young)	Director	March 16, 2009

S-1