Form 10-Q
period 2009-03-31
SUPERGEN INC
filed 2009-05-11
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐    No ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer "and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 4, 2009 was 59,085,313.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$46,455	$48,908
Marketable securities	43,677	37,787
Prepaid expenses and other current assets	1,937	1,307

Total current assets	92,069	88,002
Marketable securities, non-current	1,629	1,617
Property, plant and equipment, net	4,704	4,437
Goodwill	731	731
Other intangibles, net	—	106
Restricted cash and investments, non-current	2,256	2,367
Other assets	506	505

Total assets	$101,895	$97,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,317	$2,614
Accrued liabilities	508	422
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Hospira, Inc.	125	125
Accrued payroll and employee benefits	2,862	2,903

Total current liabilities	6,377	6,629
Deferred rent	577	645

Total liabilities	6,954	7,274

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 59,085,313 and 59,082,009 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	59	59
Additional paid in capital	453,130	452,524
Accumulated other comprehensive loss	(920)	(770)
Accumulated deficit	(357,328)	(361,322)

Total stockholders' equity	94,941	90,491

Total liabilities and stockholders' equity	$101,895	$97,765

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Royalty revenue	$12,913	$8,138

Total revenues	12,913	8,138
Operating expenses:
Research and development	7,334	7,946
General and administrative	2,225	3,077
Gain on sale of products	(500)	(1,000)

Total operating expenses	9,059	10,023

Income (loss) from operations	3,854	(1,885)
Interest income	270	806
Other income	—	9

Income (loss) before income tax	4,124	(1,070)
Income tax provision	(130)	—

Net income (loss)	$3,994	$(1,070)

Net income (loss) per common share:
Basic	$0.07	$(0.02)

Diluted	$0.07	$(0.02)

Weighted average shares outstanding:
Basic	59,084	57,520

Diluted	59,091	57,520

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2009	2008
Operating activities:
Net income (loss)	$3,994	$(1,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	310	262
Amortization of intangibles	106	106
Other than temporary decline in value of investments	—	3
Stock-based compensation expense	600	747
Recognition of gain on sale of products	(500)	(1,000)
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	—	77
Prepaid expenses and other assets	(631)	(581)
Restricted cash and investments	111	(28)
Accounts payable and other liabilities	(320)	(188)

Net cash provided by (used in) operating activities	3,670	(1,672)

Investing activities:
Purchases of marketable securities	(12,586)	—
Maturities of marketable securities	6,534	9,359
Purchases of property and equipment	(577)	(439)
Proceeds from sale of products	500	1,000

Net cash provided by (used in) investing activities	(6,129)	9,920

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	6	2

Net cash provided by financing activities	6	2

Net increase (decrease) in cash and cash equivalents	(2,453)	8,250
Cash and cash equivalents at beginning of period	48,908	78,055

Cash and cash equivalents at end of period	$46,455	$86,305

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

        The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2.    STOCK-BASED COMPENSATION

        We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123R").

        Stock Option Plans.    We have 14,263,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our 2003 Stock Plan. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period). Options that have performance based vesting criteria become exercisable in accordance with the milestones determined by the Board of Directors.

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

        We recognized $600,000 and $747,000, respectively, in stock-based compensation expense for the three months ended March 31, 2009 and 2008. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 2.    STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	2.29%	3.17%
Dividend yield	—	—
Expected volatility	69.31%	67.64%
Expected life (in years)	5.77	5.12

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used an estimated forfeiture rate of 6.91% and 7.40%, respectively, for the three months ended March 31, 2009 and 2008. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 2.    STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock option activity as of March 31, 2009 and changes during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	8,004,976	$6.74
Granted	577,500	1.88
Exercised	(3,304)	1.75
Forfeited	(79,174)	3.23
Expired	(51,050)	8.32

Balance at March 31, 2009	8,448,948	$6.44	6.36	$48,678

Vested or expected to vest at March 31, 2009	8,030,369	$6.48	6.30	$42,642

Exercisable at March 31, 2009	6,037,253	$7.15	5.64	$4,204

        The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009, was $1.17. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2009 was $1,772 and the total amount of cash received from exercise of these options was $5,782.

        As of March 31, 2009, there was $2,716,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.94 years.

NOTE 3.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

        Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds which invest primarily in U.S. government obligations.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 3.    CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities as of March 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$42,121	$—	$—	$42,121
Debt securities issued by U.S. government agencies	43,500	182	(5)	43,677
Marketable equity securities	2,726	—	(1,097)	1,629

Total	$88,347	$182	$(1,102)	$87,427

        The available-for-sale securities are classified on the balance sheet as of March 31, 2009 as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Amounts included in cash and cash equivalents	$42,121	$—	$—	$42,121
Marketable securities, current	43,500	182	(5)	43,677
Marketable securities, non-current	2,726	—	(1,097)	1,629

Total	$88,347	$182	$(1,102)	$87,427

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at March 31, 2009 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' amortized cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value to the amortized cost. Investments with unrealized losses have been in an unrealized loss position for less than a year.

        Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	March 31, 2009	December 31, 2008
Money market funds and debt securities due in one year or less	$85,798	$82,969
Marketable equity securities, non-current	1,629	1,617

Total	$87,427	$84,586

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 4.    FAIR VALUE MEASUREMENTS

        On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. As allowed under FSP 157-2, we elected to defer our adoption of SFAS 157 for non-financial assets and liabilities until January 1, 2009, and such adoption did not have any impact on our consolidated financial statements as of March 31, 2009. SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair value:

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

        As of March 31, 2009, we held $87,427,000 of cash equivalents and marketable securities consisting of equity securities, high quality, marketable debt instruments of government agencies, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its Federal Agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

        Our cash equivalents and available-for-sale marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations, or other observable inputs. The fair value measurements of our cash

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 4.    FAIR VALUE MEASUREMENTS (Continued)

equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy as defined by SFAS 157 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2009
Money market funds	$—	$42,121	—	$42,121
U.S. government agency notes	—	43,677	—	43,677
Equity securities	1,629	—	—	1,629

	$1,629	$85,798	—	$87,427

At December 31, 2008
Money market funds	$—	$21,996	—	$21,996
Commercial paper	—	25,789	—	25,789
U.S. government agency notes	—	35,184	—	35,184
Equity securities	1,617	—	—	1,617

	$1,617	$82,969	—	$84,586

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

        In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 5.    LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

development and commercialization rights in all territories outside North America. MGI was acquired by Eisai Corporation of North America ("Eisai") in January 2008.

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales. During the three months ended March 31, 2009 and 2008, we recorded royalty revenue of $12,913,000 and $8,138,000, respectively.

NOTE 6.    ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

        In April 2006, we completed our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen"), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB™, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family. The acquisition of Montigen was accounted for as an acquisition of assets rather than as a business combination.

        The values assigned to the assembled workforce and the CLIMB technology platform were being amortized over three years, the estimated useful lives of the assets. The assembled workforce and CLIMB technology were fully amortized at March 31, 2009.

        The acquisition agreement required us to pay the former Montigen stockholders an additional $22 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10 million, which we paid through the issuance of shares of our common stock and recorded as additional acquired in-process research and development expense. In November 2008, a second Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering a second contingent milestone payment to the former Montigen stockholders of $5.2 million. This milestone was paid through the combination of cash and the issuance of shares of our common stock, which was also recorded as additional acquired in-process research and development expense. The remaining $6.8 million future contingent regulatory milestone payment that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestone is achieved.

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA

Sale of North American Rights

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13.4 million, which represented the purchase price per the asset

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 7.    ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA (Continued)

acquisition agreement, reduced by a number of adjustments and holdbacks. Mayne was acquired by Hospira, Inc. in February 2007.

        Due to the Company's determination that the Nipent operations sold to Mayne/Hospira did not represent a separate component of the Company and the Company's continuing involvement with the Nipent operations, resulting from entering into the related agreements and the related additional obligations, the Company has reflected activities related to the Nipent and SurfaceSafe businesses in operating activities for all periods presented.

        In February 2008, we received a $1 million indemnification holdback from the sale of the North American rights that was held by Mayne/Hospira for 18 months to cover any potential claims. This amount was recorded as gain on sale of products during the three months ended March 31, 2008.

        Under the agreements with Mayne/Hospira, we are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement. Mayne/Hospira has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the remaining period to be $125,000, although no maximum amount is specified in the agreement. This amount comprises the deferred gain in the accompanying balance sheet at March 31, 2009. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

Sale of Remaining Worldwide Rights

        In April 2007, we closed another transaction with Mayne/Hospira completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million, and the balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date. During the three months ended March 31, 2009, we received the second installment payment from Mayne/Hospira of $500,000, which was recorded as gain on sale of products.

NOTE 8.    COMPREHENSIVE INCOME/LOSS

        The following table is a reconciliation of our net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2009	2008
Net income (loss)	$3,994	$(1,070)
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	(150)	1,025

Comprehensive income (loss)	$3,844	$(45)

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 9.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2009	2008
Weighted-average common shares outstanding used in calculation of basic earnings per share	59,084	57,520
Dilutive stock options and warrants	7	—

Weighted-average common shares outstanding used in calculation of diluted earnings per share	59,091	57,520

Outstanding stock options and warrants not included in net income (loss) per share calculation as they had an antidilutive effect	8,664	8,958

NOTE 10.    INCOME TAXES

        We recorded a tax provision of $130,000 for the three months ended March 31, 2009, which was calculated based on the Company's estimated effective tax rate for the year, taking into account estimated refundable research and development tax credits under the Housing Rescue bill passed in 2008.

        We have no unrecognized tax benefits, as described in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of March 31, 2009. Also, there are no accrued amounts for interest and penalties.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties for any of the periods presented. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1994 forward due to net operating losses in tax years 1994 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to March 31, 2010.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2009

(Unaudited)

NOTE 11.    RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. We have adopted SFAS 141R beginning January 1, 2009, as required. The adoption of SFAS 141R did not have a material impact on our consolidated financial statements but it will impact any future business combinations.

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to the outstanding warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of EITF 07-5 did not have an impact on our consolidated financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about becoming profitable; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI/Eisai; our forecasts regarding our research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaborative relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. MGI was acquired by Eisai in January 2008. Under the terms of the agreement, MGI/Eisai made a $40 million equity investment in our company and will pay up to $45 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when the royalty statement is received from MGI/Eisai. We recorded royalty revenues of $12.9 million and $8.1 million, respectively, during the quarters ended March 31, 2009 and 2008.

        In July 2006, MGI/Eisai executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses. We received $5 million, 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, we may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI/Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

        Nipent.    Nipent is approved by the FDA and European regulatory authorities for the treatment of hairy cell leukemia. Nipent was marketed by us in the United States until August 2006, and distributed in Europe through March 2007.

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and our SurfaceSafe cleaning system. Pursuant to the Asset Acquisition Agreement, we received cash proceeds of $13.4 million upon closing of the transaction. In addition to the initial payment and holdbacks, we had the right to receive annual deferred payments totaling $14.1 million over the following five years based on achievement of specific sales targets. These annual deferred payments might be accelerated under certain circumstances, including a change of control of Mayne. Such a change of control occurred in February 2007 when Mayne was acquired by Hospira, Inc. and we received $10.3 million of the deferred payments. We continued to maintain our commercial operations organization to support the sales and marketing of Nipent during the six month transition period, which ended on February 21, 2007. We were reimbursed by Mayne/Hospira for all Nipent sales and marketing costs during the transition period, including employee salaries and overhead.

        In April 2007, we closed another transaction with Mayne/Hospira, completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million as a condition of the closing, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five annual installments on the anniversary of the closing date, except for $1.25 million that will be received when certain contractual conditions are met, including a $1 million supply holdback payment.

        In February 2008, we received a $1 million indemnification holdback from Mayne/Hospira relating to the sale of the North American rights, and in March 2009 we received a $500,000 annual installment relating to the sale of the remaining worldwide rights.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $357.3 million through March 31, 2009, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses over the next few years.

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

        Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2008 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards that vest based on certain performance criteria. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        As of March 31, 2009, there was $2.7 million of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.94 years.

  Revenue and Gain Recognition

        Cash advance payments received in connection with distribution agreements, license agreements, or research grants are generally deferred and recognized ratably over the period of the respective agreements or until services are performed. We recognize milestone fees upon completion of specified milestones according to contract terms. Deferred revenue represents the portion of cash advance payments received that have not been earned.

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the three month period ended March 31, 2009, we recorded royalty revenue of $12.9 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from MGI/Eisai. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement, we deferred an amount for price protection exposure. The remaining balance of the deferred gain on sale of products of $125,000 at March 31, 2009 consists solely of the estimated price protection exposure for the remaining period stipulated in the agreement and is subject to management estimates and assumptions based on all available information.

        During the three months ended March 31, 2009, we received a $500,000 annual installment payment from Mayne/Hospira related to the sale of the worldwide Nipent rights. As we have determined that the Nipent operations sold to Mayne/Hospira did not represent a separate component of our business, we have reflected activities related to the Nipent business in operating activities for all periods presented.

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

  Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument would be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations. During the year ended December 31, 2008, we recorded a write-down of $3.1 million related to other than temporary declines in the values of two of our equity investments. As of March 31, 2009, we own 2,384,211 shares of AVI BioPharma, Inc. and have recorded an unrealized loss of $1.1 million related to this investment under other comprehensive income as we have concluded that such unrealized loss was not other-than-temporary as of March 31, 2009. Even after recording an other than temporary decline in the value of our investment in the stock of AVI during the second quarter of 2008, this investment had been in an unrealized loss position with respect to its adjusted cost basis as of March 31, 2009. It is reasonably possible that we will determine that the unrealized loss related to AVI is other than temporary in the near term.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. As allowed under FSP 157-2, we elected to defer our adoption of SFAS 157 for non-financial assets and liabilities until January 1, 2009, and such adoption did not have any impact on our consolidated financial statements as of March 31, 2009. SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair value:

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. We have adopted SFAS 141R beginning January 1, 2009, as required. The adoption of SFAS 141R did not have a material impact on our consolidated financial statements but it will impact any future business combinations.

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to our own stock, including instruments similar to the outstanding warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption requires a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of EITF 07-5 did not have an impact on our consolidated financial position or results of operations.

Results of Operations

        Three months ended March 31, 2009 compared to three months ended March 31, 2008:

	Three months ended March 31,		Change
Revenues	2009	2008	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$12,913	$8,138	$4,775	58.7%

        The increase in royalty revenues from 2008 to 2009 is due to higher Dacogen sales by MGI/Eisai. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai. Royalty revenues recorded in the three months ended March 31, 2009 and 2008 relate to Dacogen sales for the fourth quarters of 2009 and 2008, respectively.

	Three months ended March 31,		Change
Operating expenses	2009	2008	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,334	$7,946	$(612)	(7.7)%
General and administrative	2,225	3,077	(852)	(27.7)
Gain on sale of products	(500)	(1,000)	(500)	(50.0)

        The decrease in research and development expenses was primarily due to lower contracted outside research and development services for our various drug candidates and lower clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470. We expect these costs to increase as we enroll patients in Phase I clinical trials for SGI-1776.

        The decrease in general and administrative expenses relates primarily to lower stock-based compensation and legal expenses, as well as the elimination of administrative costs related to our European operations, which were liquidated in October 2008.

        Gain on sale of products for the three months ended March 31, 2009 related to the receipt of a $500,000 annual milestone payment from Mayne/Hospira relating to the sale of the worldwide rights to Nipent. Gain on sale of products for the three months ended March 31, 2008 related to the receipt of a $1 million indemnification holdback from Mayne/Hospira relating to the sale of the North American rights to Nipent.

	Three months ended March 31,		Change
Other income (expense)	2009	2008	Dollar	Percent
	(Dollars in thousands)
Interest income	$270	$806	$(536)	(66.5)%
Other income (expense)	—	9	(9)	(100.0)

        The decrease in interest income was due primarily to significantly lower interest rates for the three months ended March 31, 2009 compared to the same period in 2008.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $91,761,000 at March 31, 2009 compared to $88,312,000 at December 31, 2008.

        Net cash provided by operating activities was $3,670,000 in the three months ended March 31, 2009, and consisted primarily of the net income of $3,994,000 plus non-cash depreciation, amortization and stock compensation expenses, offset by increases in prepaid expenses and declines of accounts payable and other liabilities. Net cash used in operating activities was $1,672,000 in the three months ended March 31, 2008, and consisted primarily of the net loss of $1,070,000, and an increase in prepaid expenses and other assets of $581,000 due primarily due to the payment of various insurance premiums in the quarter, partially offset by non-cash stock compensation expense of $747,000.

        Net cash used in investing activities was $6,129,000 for the three months ended March 31, 2009 and consisted primarily of $12,586,000 for the purchases of marketable securities, offset by $6,534,000 in proceeds from the maturities of marketable securities. Net cash provided by investing activities was $9,920,000 in the three months ended March 31, 2008, and consisted primarily of $9,359,000 in proceeds from maturities of marketable securities and a $1,000,000 payment from Mayne Pharma relating to an indemnification holdback.

        Net cash provided by financing activities was $6,000 and $2,000 in the three months ended March 31, 2009 and 2008, respectively, and both consisted of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2010. However, it is our intention to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired or licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2008, we have $6.8 million in future contingent regulatory milestone payments due to the former Montigen stockholders, which we are contractually obligated to pay in shares of SuperGen stock, but may pay partially in cash.

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

        As of March 31, 2009, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Dacogen is approved in the United States, but there is no guarantee that patients and physicians here will adopt it for use, or continue to use it for the treatment of MDS. If MGI/Eisai's sales of Dacogen decrease, our royalty revenue will decrease commensurately, and we cannot be assured that MGI/Eisai will expend the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from MGI/Eisai is our sole source of revenue. In the past, our primary source of revenue was from sales of our product Nipent. The North American rights to Nipent were sold to Mayne/Hospira. in August 2006, and the remaining worldwide rights were sold to Mayne/Hospira in April 2007. Accordingly, we are dependent on Dacogen royalty revenue to fund our operations.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $357.3 million from inception through March 31, 2009, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses over the next few years and may never achieve profitability.

        Whether we achieve profitability depends primarily on the following factors:

  •
  successful sales of Dacogen in North America by MGI/Eisai;

  •
  obtaining regulatory approval in Europe and Asia and the successful commercialization of Dacogen outside of North America by Janssen-Cilag;

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

        We will continue to spend substantial resources on expanding our product pipeline, developing future products, and conducting research and development, including clinical trials for our product candidates. Based on our currently forecasted product development activities, we anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2010. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. In February 2009 we filed a $100 million shelf registration statement on Form S-3 with the SEC, which gives us the flexibility to raise funds through the sale of a variety of securities. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding warrants and stock options by the holders of such warrants and options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI/Eisai. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

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

        Currently we own 2,384,211 shares of AVI and recorded an other than temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. As of March 31, 2009, we have recorded an unrealized loss of $1.1 million related to the investment in AVI. Even after recording an other than temporary decline in the value of our investment in the stock of AVI during the second quarter of 2008, this investment had been in an unrealized loss position with respect to its adjusted cost basis for less than six months as of March 31, 2009. It is possible that we may record another other than temporary decline in value related to AVI in the future.

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

        We have a portfolio of cancer drugs in various stages of development. We are currently conducting clinical trials on our products MP-470 and SGI-1776, and we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

SUPERGEN, INC.
Date: May 11, 2009	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)