Form 10-Q
period 2009-06-30
SUPERGEN INC
filed 2009-08-06
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer "and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 3, 2009 was 59,151,406.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,088	$48,908
Marketable securities	64,150	37,787
Prepaid expenses and other current assets	1,408	1,307

Total current assets	88,646	88,002
Marketable securities, non-current	3,893	1,617
Property, plant and equipment, net	4,652	4,437
Goodwill	731	731
Other intangibles, net	—	106
Restricted cash	2,268	2,367
Other assets	505	505

Total assets	$100,695	$97,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,775	$2,614
Accrued liabilities	357	422
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Hospira, Inc.	125	125
Deferred rent	332	287
Accrued payroll and employee benefits	2,065	2,903

Total current liabilities	5,219	6,916
Deferred rent, non-current	176	358

Total liabilities	5,395	7,274

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 59,124,322 and 59,082,009 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	59	59
Additional paid in capital	453,687	452,524
Accumulated other comprehensive gain (loss)	1,308	(770)
Accumulated deficit	(359,754)	(361,322)

Total stockholders' equity	95,300	90,491

Total liabilities and stockholders' equity	$100,695	$97,765

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Royalty revenue	$6,011	$8,133	$18,925	$16,271

Total revenues	6,011	8,133	18,925	16,271
Operating expenses:
Research and development	6,756	7,740	14,091	15,687
General and administrative	1,984	3,273	4,209	6,350
Gain on sale of products	—	(560)	(500)	(1,560)

Total operating expenses	8,740	10,453	17,800	20,477

Income (loss) from operations	(2,729)	(2,320)	1,125	(4,206)
Interest income	187	497	458	1,303
Other than temporary decline in value of investments	—	(3,052)	—	(3,055)
Other income (expense)	—	(4)	—	9

Income (loss) before income tax benefit (provision)	(2,542)	(4,879)	1,583	(5,949)
Income tax benefit (provision)	115	—	(15)	—

Net income (loss)	$(2,427)	$(4,879)	$1,568	$(5,949)

Net income (loss) per common share:
Basic	$(0.04)	$(0.08)	$0.03	$(0.10)

Diluted	$(0.04)	$(0.08)	$0.03	$(0.10)

Weighted average shares outstanding:
Basic	59,106	57,542	59,095	57,531

Diluted	59,106	57,542	59,102	57,531

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$1,568	$(5,949)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	616	542
Amortization of intangibles	106	213
Other than temporary decline in value of investments	—	3,055
Stock-based compensation expense	1,104	1,417
Recognition of gain on sale of products	(500)	(1,400)
Changes in operating assets and liabilities:
Accounts receivable and development revenue receivable	—	115
Prepaid expenses and other assets	(101)	(560)
Restricted cash	99	(56)
Accounts payable and other liabilities	(1,879)	(673)

Net cash provided by (used in) operating activities	1,013	(3,296)

Investing activities:
Purchases of marketable securities	(46,095)	(8,500)
Maturities of marketable securities	19,534	9,354
Purchases of property and equipment	(831)	(759)
Proceeds from sale of products	500	1,400

Net cash provided by (used in) investing activities	(26,892)	1,495

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	59	90

Net cash provided by financing activities	59	90

Net decrease in cash and cash equivalents	(25,820)	(1,711)
Cash and cash equivalents at beginning of period	48,908	78,055

Cash and cash equivalents at end of period	$23,088	$76,344

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

        The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. We have reclassified $287,000 of the deferred rent balance at December 31, 2008 to current liabilities to conform to the presentation reported at June 30, 2009. We evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through August 6, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable or non-recognizable subsequent events.

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

        Stock Option Plans.    We have 14,263,000 shares of common stock authorized for issuance upon the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our 2003 Stock Plan. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period). Options that have performance-based vesting criteria become exercisable in accordance with the milestones determined by the Board of Directors.

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2009 and is scheduled to end on November 14, 2009.

        We recognized $505,000 and $670,000, respectively, in stock-based compensation expense for the three months ended June 30, 2009 and 2008. We recognized $1,104,000 and $1,417,000, respectively, in stock-based compensation expense for the six months ended June 30, 2009 and 2008. These amounts

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.22%	3.30%	2.24%	3.23%
Dividend yield	—	—	—	—
Expected volatility	64.68%	81.10%	66.07%	74.41%
Expected life (in years)	5.85	5.49	5.82	5.31

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used an estimated forfeiture rate of 6.91% and 7.40%, respectively, for the six months ended June 30, 2009 and 2008. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock option activity as of June 30, 2009 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	8,004,976	$6.74
Granted	1,916,500	1.81
Exercised	(4,971)	1.72
Forfeited	(316,048)	3.45
Expired	(173,365)	7.30

Balance at June 30, 2009	9,427,092	$5.84	6.56	$420,386

Vested or expected to vest at June 30, 2009	8,860,408	$5.90	6.48	$379,500

Exercisable at June 30, 2009	6,125,332	$7.01	5.49	$26,919

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009, was $1.09. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2009 was $2,339 and the total amount of cash received from exercise of these options was $8,533.

        As of June 30, 2009, there was $3,116,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.92 years.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2009
Money market funds	$17,923	$—	$—	$17,923
U.S. corporate debt securities	11,991	—	(2)	11,989
Debt securities issued by U.S. government and U.S. government agencies	52,018	143	—	52,161
Marketable equity securities	2,726	1,167	—	3,893

Total	$84,658	$1,310	$(2)	$85,966

At December 31, 2008
Money market funds	$21,996	$—	$—	$21,996
U.S. corporate debt securities	25,776	13	—	25,789
Debt securities issued by U.S. government agencies	34,858	326	—	35,184
Marketable equity securities	2,726	—	(1,109)	1,617

Total	$85,356	$339	$(1,109)	$84,586

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at June 30, 2009 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' amortized cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value to the amortized cost. Investments with unrealized losses have been in an unrealized loss position for less than a year.

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	June 30, 2009	December 31, 2008
Amounts included in cash and cash equivalents	$17,923	$45,182
Marketable securities, current	64,150	37,787
Marketable securities, non-current	3,893	1,617

Total	$85,966	$84,586

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	June 30, 2009	December 31, 2008
Money market funds and debt securities due in one year or less	$82,073	$82,969
Marketable equity securities, non-current	3,893	1,617

Total	$85,966	$84,586

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of June 30, 2009 and December 31, 2008, we held one such investment with a carrying amount of $500,000. This investment is carried at cost because it is not practicable to estimate the fair value of this investment. This investment is included in other assets on the consolidated balance sheets. We periodically review this investment carried at cost and evaluate whether an impairment has occurred. We believe this equity investment continues to be realizable.

NOTE 4. FAIR VALUE MEASUREMENTS

        On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. As allowed under FSP 157-2, we elected to defer our adoption of SFAS 157 for non-financial assets and liabilities until January 1, 2009, and such adoption did not have any impact on our consolidated financial statements as of June 30, 2009. SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date. Our Level 1 assets include equity securities that are traded in an active exchange market.

  •
  Level 2—Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets primarily include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, corporate notes and bonds, and U.S. and foreign government and agency securities whose value is determined using a pricing model with

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

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

        As of June 30, 2009, we held $85,966,000 of cash equivalents and marketable securities consisting of equity securities, high quality, marketable debt instruments of government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its Federal Agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

        Our cash equivalents and available-for-sale marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations, or other observable inputs. The fair value measurements of our cash

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy as defined by SFAS 157 (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2009
Money market funds	$—	$17,923	—	$17,923
Commercial paper	—	11,989	—	11,989
U.S. government and U.S government agency notes	—	52,161	—	52,161
Equity securities	3,893	—	—	3,893

	$3,893	$82,073	—	$85,966

At December 31, 2008
Money market funds	$—	$21,996	—	$21,996
Commercial paper	—	25,789	—	25,789
U.S. government agency notes	—	35,184	—	35,184
Equity securities	1,617	—	—	1,617

	$1,617	$82,969	—	$84,586

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

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales. During the three months ended June 30, 2009 and 2008,

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 5. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

we recorded royalty revenue of $6,011,000 and $8,133,000, respectively. During the six months ended June 30, 2009 and 2008, we recorded royalty revenue of $18,925,000 and $16,271,000, respectively.

NOTE 6. ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

        In April 2006, we acquired Montigen Pharmaceuticals, Inc. ("Montigen"), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB™, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family. The acquisition of Montigen was accounted for as an acquisition of assets rather than as a business combination.

        The values assigned to the assembled workforce and the CLIMB technology platform were being amortized over three years, the estimated useful lives of the assets. The assembled workforce and CLIMB technology were fully amortized at March 31, 2009.

        The acquisition agreement required us to pay the former Montigen stockholders an additional $22 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10 million, which we paid through the issuance of shares of our common stock and recorded as additional acquired in-process research and development expense. In November 2008, a second Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering a second contingent milestone payment to the former Montigen stockholders of $5.2 million. This milestone was paid through the combination of cash and the issuance of shares of our common stock, and was also recorded as additional acquired in-process research and development expense. The remaining $6.8 million future contingent regulatory milestone payment that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestone is achieved.

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13.4 million, which represented the purchase price per the asset acquisition agreement, reduced by a number of adjustments and holdbacks. Mayne was acquired by Hospira, Inc. in February 2007.

        In April 2007, we closed another transaction with Mayne/Hospira completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million, and the balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date.

        Due to the Company's determination that the Nipent operations sold to Mayne/Hospira did not represent a separate component of the Company and the Company's continuing involvement with the

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA (Continued)

Nipent operations, resulting from entering into related agreements and the related additional obligations, the Company has reflected activities related to the Nipent and SurfaceSafe businesses in operating activities for all periods presented.

        Under the agreements with Mayne/Hospira, we are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement. Mayne/Hospira has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the remaining 1 1/2 year period to be $125,000, although no maximum amount is specified in the agreement. This amount comprises the deferred gain in the accompanying balance sheet at June 30, 2009. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

        During the six months ended June 30, 2009, we received $500,000, representing the second installment payment from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights, which was recorded as gain on sale of products. During the six months ended June 30, 2008, we recorded gain on sale of products of $1,560,000, which was comprised of the following: (i) a $400,000 annual installment payment relating to the sale of the remaining worldwide rights, (ii) a $1 million indemnification holdback from the sale of the North American rights that was held by Mayne/Hospira for 18 months to cover any potential claims, and (iii) $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period.

NOTE 8. COMPREHENSIVE INCOME/LOSS

        The following table is a reconciliation of our net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(2,427)	$(4,879)	$1,568	$(5,949)
Other than temporary decline in value of investments	—	3,052	—	3,055
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	2,228	(1,746)	2,078	(724)

Comprehensive income (loss)	$(199)	$(3,573)	$3,646	$(3,618)

NOTE 9. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration of potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 9. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Continued)

the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding used in calculation of basic earnings per share	59,106	57,542	59,095	57,531
Dilutive stock options and warrants	—	—	7	—

Weighted-average common shares outstanding used in calculation of diluted earnings per share	59,106	57,542	59,102	57,531

Outstanding stock options and warrants not included in net income (loss) per share calculation as they had an antidilutive effect	9,827	9,383	9,225	9,383

NOTE 10. INCOME TAXES

        We recorded a tax benefit of $115,000 for the three months ended June 30, 2009 and a tax provision of $15,000 for the six months ended June 30, 2009, based on the Company's estimated effective tax rate for the year, taking into account estimated refundable research and development tax credits under the Housing Rescue bill passed in 2008.

        We have no unrecognized tax benefits, as described in Financial Accounting Standards Board ('FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), as of June 30, 2009. Also, there are no accrued amounts for interest and penalties.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties for any of the periods presented. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1994 forward due to net operating losses in tax years 1994 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to June 30, 2010.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquired

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2009

(Unaudited)

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and evaluated our subsequent events through August 6, 2009, the date the condensed consolidated financial statements were issued. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS 168). SFAS 168 establishes the "FASB Accounting Standard Codification" as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

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

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. MGI was acquired by Eisai in January 2008. Under the terms of the agreement, MGI/Eisai made a $40 million equity investment in our company and will pay up to $45 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when the royalty statement is received from MGI/Eisai. We recorded royalty revenues of $18.9 million and $16.3 million, respectively, during the six months ended June 30, 2009 and 2008.

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

        In April 2007, we closed another transaction with Mayne/Hospira, completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million as a condition of the closing, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is payable in five annual installments on the anniversary of the closing date.

        In February 2008, we received a $1 million indemnification holdback from Mayne/Hospira relating to the sale of the North American rights, and in May 2008, we received a $400,000 annual installment payment relating to the sale of the remaining worldwide rights. In March 2009, we received a $500,000 annual installment payment relating to the sale of the remaining worldwide rights.

        Montigen Acquisition.    In April 2006, we acquired Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB, and late-stage pre-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $359.8 million through June 30, 2009, and have never generated enough funds through our operations to support our business. We expect to continue to incur operating losses over the next few years.

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

        As of June 30, 2009, there was $3.1 million of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.92 years.

  Revenue and Gain Recognition

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the six month period ended June 30, 2009, we recorded royalty revenue of $18.9 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from MGI/Eisai. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement, we deferred an amount for price protection exposure. The remaining balance of the deferred gain on sale of products of $125,000 at June 30, 2009 consists solely of the estimated price protection exposure for the remaining period stipulated in the agreement and is subject to management estimates and assumptions based on all available information.

        During the six months ended June 30, 2009, we received a $500,000 annual installment payment from Mayne/Hospira related to the sale of the worldwide Nipent rights. As we have determined that the Nipent operations sold to Mayne/Hospira did not represent a separate component of our business, we have reflected activities related to the Nipent business in operating activities for all periods presented.

  Goodwill and Intangible Assets

        As of June 30, 2009, we have intangible assets related to goodwill. The determination of whether or not this asset is impaired involves significant judgment. We review intangible assets, as well as other long-lived assets, for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. Additionally, we review goodwill for impairment annually in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets."

  Valuation of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value with unrealized gains and losses included in Accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. If the fair value of a financial instrument has declined below its carrying value for a period in excess of six consecutive months or if the decline is due to a significant adverse event, such that the carrying amount of these investments may not be fully recoverable, the impairment is considered to be other than temporary. An other than temporary decline in fair value of a financial instrument may be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. The prices of some of our marketable securities are subject to considerable volatility. Decreases in the fair value of these securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures of fair value measurements. As allowed under FSP 157-2, we elected to defer our adoption of SFAS 157 for non-financial assets and liabilities until January 1, 2009, and such adoption did not have any impact on our consolidated financial statements as of June 30, 2009. SFAS 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair value:

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquired business. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations in fiscal years beginning on or after December 15, 2008. We have adopted SFAS 141R beginning January 1, 2009, as required. The adoption of SFAS 141R did not have a material impact on our consolidated financial statements but it will impact any future business combinations.

        In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and evaluated our subsequent events through August 6, 2009, the date the condensed consolidated financial statements were issued. The adoption of SFAS 165 did not have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS 168). SFAS 168 establishes the "FASB Accounting Standard Codification" as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

	Three months ended June 30,		Change
Revenues	2009	2008	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$6,011	$8,133	$(2,122)	(26.1)%

        The decrease in royalty revenue from 2008 to 2009 is due to lower Dacogen product sales by MGI/Eisai, resulting from certain third party wholesalers adjusting their near-term inventory purchases. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai. Royalty revenues recognized in the second quarters of 2009 and 2008 relate to worldwide Dacogen sales for the first quarters of 2009 and 2008, respectively.

	Three months ended June 30,		Change
Operating expenses	2009	2008	Dollar	Percent
	(Dollars in thousands)
Research and development	$6,756	$7,740	$(984)	(12.7)%
General and administrative	1,984	3,273	(1,289)	(39.4)
Gain on sale of products	—	(560)	(560)	(100.0)

        The decrease in research and development expenses was primarily due to lower contracted outside research and development services for our various drug candidates and lower clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470. We expect these costs to increase as we enroll additional patients in Phase I clinical trials for SGI-1776.

        The decrease in general and administrative expenses relates primarily to lower stock-based compensation and legal expenses, as well as the elimination of administrative costs related to our European operations, which were liquidated in October 2008.

        The gain on sale of products recorded in the three months ended June 30, 2008 represented the receipt of a $400,000 annual installment payment relating to the sale of Nipent to Mayne/Hospira, and $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. We had no similar items during the three months ended June 30, 2009.

	Three months ended June 30,		Change
Other income (expense)	2009	2008	Dollar	Percent
	(Dollars in thousands)
Interest income	$187	$497	$(310)	(62.4)%
Other than temporary decline in value of investments	—	(3,052)	(3,052)	(100.0)
Other income (expense)	—	(4)	(4)	(100.0)
Income tax benefit (provision)	115	—	(115)	—

        The decrease in interest income was due primarily to significantly lower interest rates for the three months ended June 30, 2009 compared to the same period in 2008.

        During the three months ended June 30, 2008 we recorded an other than temporary decline in value of our investment in AVI BioPharma. We had no similar transaction in the comparable period in 2009.

        We recorded a tax benefit of $115,000 for the three months ended June 30, 2009, based on the Company's estimated effective tax rate for the year, taking into account estimated refundable research and development tax credits under the Housing Rescue bill passed in 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

	Six months ended June 30,		Change
Revenues	2009	2008	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$18,925	$16,271	$2,654	16.3%

        The increase in royalty revenue from 2008 to 2009 is due to higher Dacogen sales by MGI/Eisai.            MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai.

	Six months ended June 30,		Change
Operating expenses	2009	2008	Dollar	Percent
	(Dollars in thousands)
Research and development	$14,091	$15,687	$(1,596)	(10.2)%
General and administrative	4,209	6,350	(2,141)	(33.7)
Gain on sale of products	(500)	(1,560)	(1,060)	(67.9)

        The decrease in research and development expenses was primarily due to lower contracted outside research and development services for our various drug candidates and lower clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470. We expect these costs to increase as we enroll additional patients in Phase I clinical trials for SGI-1776.

        The decrease in general and administrative expenses relates primarily to lower stock-based compensation and legal expenses, as well as the elimination of administrative costs related to our European operations, which were liquidated in October 2008.

        Gain on sale of products for the six months ended June 30, 2009 related to the receipt of a $500,000 annual milestone payment from Mayne/Hospira relating to the sale of the worldwide rights for Nipent. The gain on sale of products recorded in the six months ended June 30, 2008 represented the receipt of a $1 million indemnification holdback and the receipt of a $400,000 annual installment payment relating to the sale of Nipent to Mayne/Hospira, and $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period.

	Six months ended June 30,		Change
Other income (expense)	2009	2008	Dollar	Percent
	(Dollars in thousands)
Interest income	$458	$1,303	$(845)	(64.9)%
Other than temporary decline in value of investments	—	(3,055)	(3,055)	(100.0)
Other income (expense)	—	9	(9)	(100.0)
Income tax benefit (provision)	(15)	—	15	—

        The decrease in interest income was due primarily to significantly lower interest rates for the six months ended June 30, 2009 compared to the same period in 2008.

        The other than temporary decline in value recorded in the six months ended June 30, 2008 relates primarily to our investment in AVI BioPharma. We had no similar transaction in the comparable period in 2009.

        We recorded a tax provision of $15,000 for the six months ended June 30, 2009, based on the Company's estimated effective tax rate for the year, taking into account estimated refundable research and development tax credits under the Housing Rescue bill passed in 2008.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $91,131,000 at June 30, 2009 compared to $88,312,000 at December 31, 2008.

        Net cash provided by operating activities was $1,013,000 in the six months ended June 30, 2009, and consisted primarily of the net income of $1,568,000 plus depreciation of $616,000 and stock based compensation of $1,104,000, partially offset by a decline in accounts payable and other liabilities of $1,879,000. Net cash used in operating activities was $3,296,000 in the six months ended June 30, 2008, and consisted primarily of the net loss of $5,949,000 plus recognition of the gain on sale of products of $1,400,000, partially offset by non-cash stock based compensation expense of $1,417,000 and an other than temporary decline in the value of investments of $3,055,000.

        Net cash used in investing activities was $26,892,000 for the six months ended June 30, 2009, and consisted primarily of $46,095,000 for purchases of marketable securities, partially offset by $19,534,000 in proceeds from maturities of marketable securities. Net cash provided by investing activities was $1,495,000 in the six months ended June 30, 2008, and consisted primarily of $9,354,000 in proceeds from maturities of marketable securities and $1,400,000 in milestone and installment payments received from Mayne Pharma, partially offset by $8,500,000 for purchases of marketable securities.

        Net cash provided by financing activities was $59,000 and $90,000 in the six months ended June 30, 2009 and 2008, respectively, and consisted in both periods of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2010. However, it is our intention to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2008, we have $6.8 million in future contingent regulatory milestone payments due to the former Montigen stockholders, which we are contractually obligated to pay in shares of our common stock, but may pay partially in cash.

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

        As of June 30, 2009, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Dacogen is approved in the United States, but there is no guarantee that patients and physicians here will adopt it for use, or continue to use it for the treatment of MDS. If MGI/Eisai's sales of Dacogen decrease, as they did in the first quarter of 2009 as reported to us in the second quarter of 2009, our royalty revenue will decrease commensurately, and we cannot be assured that MGI/Eisai will expend the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from MGI/Eisai is our sole source of revenue. In the past, our primary source of revenue was from sales of our product Nipent. The North American rights to Nipent were sold to Mayne/Hospira in August 2006, and the remaining worldwide rights were sold to Mayne/Hospira in April 2007. Accordingly, we are dependent on Dacogen royalty revenue to fund our operations.

        Dacogen is not yet approved in Europe or Asia. In July 2006, MGI/Eisai sublicensed Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, giving Janssen-Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI/Eisai and this sublicense with Janssen-Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global regulatory and sales targets. However, if Dacogen is never approved in Europe or Asia, we will not receive any royalty payments for commercial sales by Janssen-Cilag and our future revenues and business will be harmed.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $359.8 million from inception through June 30, 2009, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses over the next few years and may never achieve profitability.

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

  •
  our ability to control costs and expenses associated with the discovery, development, and manufacturing of our novel compounds, as well as general and administrative costs related to conducting our business; and

  •
  costs and expenses associated with entering into and performing under licensing and other collaborative agreements.

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

        Our investments in marketable securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. However, we are exposed to equity price risk on our equity investment in AVI. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares trade below their adjusted cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

        Currently we own 2,384,211 shares of AVI and recorded an other than temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. Under our accounting policy, marketable equity securities are presumed to be impaired if their fair value is less than their cost basis for more than six months, absent compelling evidence to the contrary. It is possible that we may record another other than temporary decline in value related to AVI in the future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 11, 2009. The results of the voting were as follows:

Proposal 1: Election of the Board of Directors of the Company.

Nominee	Votes For	Votes Withheld
James S.J. Manuso	36,037,747	8,917,528
Charles J. Casamento	43,495,614	1,459,661
Thomas V. Girardi	43,528,950	1,426,325
Allan R. Goldberg	35,395,352	9,559,923
Walter J. Lack	42,238,187	2,717,088
Michael D. Young	35,630,148	9,325,127

Proposal 2: Ratification of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2009.

Votes For:	44,305,904
Votes Against:	462,123
Votes Abstaining:	187,248

Item 6.    Exhibits

Exhibit No.	Description of Document
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date: August 6, 2009	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)