Form 10-Q
period 2009-09-30
SUPERGEN INC
filed 2009-11-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 3, 2009 was 60,141,505.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,202	$48,908
Marketable securities	77,945	37,787
Prepaid expenses and other current assets	1,246	1,307

Total current assets	91,393	88,002
Marketable securities, non-current	4,204	1,617
Property, plant and equipment, net	4,376	4,437
Goodwill	731	731
Other intangibles, net	—	106
Restricted cash	2,246	2,367
Other assets	505	505

Total assets	$103,455	$97,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,374	$2,614
Accrued liabilities	293	422
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Hospira, Inc.	125	125
Deferred rent	357	287
Accrued payroll and employee benefits	2,546	2,903

Total current liabilities	6,260	6,916
Deferred rent, non-current	82	358

Total liabilities	6,342	7,274

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized;
none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 59,151,406 and 59,082,009 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	59	59
Additional paid in capital	454,460	452,524
Accumulated other comprehensive gain (loss)	1,515	(770)
Accumulated deficit	(358,921)	(361,322)

Total stockholders' equity	97,113	90,491

Total liabilities and stockholders' equity	$103,455	$97,765

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Royalty revenue	$10,357	$10,209	$29,282	$26,480

Total revenues	10,357	10,209	29,282	26,480
Operating expenses:
Research and development	7,259	8,841	21,350	24,528
General and administrative	2,441	2,511	6,649	8,860
Gain on sale of products	(20)	—	(520)	(1,560)

Total operating expenses	9,680	11,352	27,479	31,828

Income (loss) from operations	677	(1,143)	1,803	(5,348)
Interest income	153	491	610	1,794
Other than temporary decline in value of investments	—	—	—	(3,055)
Other income	—	41	—	49

Income (loss) before income tax benefit (provision)	830	(611)	2,413	(6,560)
Income tax benefit (provision)	3	42	(12)	42

Net income (loss)	$833	$(569)	$2,401	$(6,518)

Net income (loss) per common share:
Basic	$0.01	$(0.01)	$0.04	$(0.11)

Diluted	$0.01	$(0.01)	$0.04	$(0.11)

Weighted average shares outstanding:
Basic	59,143	57,562	59,111	57,541

Diluted	59,320	57,562	59,124	57,541

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$2,401	$(6,518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	918	841
Amortization of intangibles	106	319
Other than temporary decline in value of investments	—	3,055
Stock-based compensation expense	1,814	2,059
Recognition of gain on sale of products	(500)	(1,400)
Changes in operating assets and liabilities:
Accounts receivable	—	129
Prepaid expenses and other assets	61	(355)
Restricted cash	121	184
Accounts payable and other liabilities	(932)	(408)

Net cash provided by (used in) operating activities	3,989	(2,094)

Investing activities:
Purchases of marketable securities	(71,056)	(8,500)
Maturities of marketable securities	30,596	11,846
Purchases of property and equipment	(857)	(1,006)
Proceeds from sale of products	500	1,400

Net cash provided by (used in) investing activities	(40,817)	3,740

Financing activities:
Proceeds from issuance of common stock	122	90

Net cash provided by financing activities	122	90

Net increase (decrease) in cash and cash equivalents	(36,706)	1,736
Cash and cash equivalents at beginning of period	48,908	78,055

Cash and cash equivalents at end of period	$12,202	$79,791

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying condensed unaudited consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009.

        On July 1, 2009, we adopted Accounting Standards Update ("ASU") No. 2009-1, "Topic 105—Generally Accepted Accounting Principles," which amended ASC 105, "Generally Accepted Accounting Principles," to establish the Accounting Standards Codification ("ASC" or "Codification") as the source of authoritative GAAP recognized by the Financial Accounting Standards Board ("FASB") to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All previous references to the superseded standards in our condensed unaudited consolidated financial statements have been replaced by references to the applicable sections of the Codification. The adoption of the update did not have a material impact on our condensed consolidated financial statements.

        The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. We have reclassified $287,000 of the deferred rent balance at December 31, 2008 to current liabilities to conform to the presentation reported at September 30, 2009.

        We evaluated all events or transactions that occurred after the balance sheet date of September 30, 2009 through November 9, 2009, the date we issued these financial statements. During this period, we did not have any material recognized subsequent events and material non-recognized subsequent events are discussed in Note 12.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2. STOCK-BASED COMPENSATION

        Stock Option Plans.    We have authorized 14,263,000 shares of common stock for issuance following the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our 2003 Stock Plan. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

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

        We recognized $709,000 and $642,000 in stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively. We recognized $1,814,000 and $2,059,000 in stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	3.02%	3.44%	2.36%	3.25%
Dividend yield	—	—	—	—
Expected volatility	65.23%	79.59%	65.95%	74.86%
Expected life (in years)	6.35	5.69	5.90	5.32

        We compute expected volatility using a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We do not rely exclusively on implied volatility because options on SuperGen stock with remaining terms of greater than one year are not regularly traded in the market. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee and director population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we considered the award to be probable of vesting, expense is recorded over the estimated service period.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        A summary of the Company's stock options as of September 30, 2009 and activity during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2009	8,004,976	$6.74
Granted	2,258,704	1.94
Exercised	(32,055)	2.25
Forfeited	(331,818)	3.46
Expired	(270,240)	7.94

Balance at September 30, 2009	9,629,567	$5.71	6.28	$1,927,206

Vested or expected to vest at September 30, 2009	9,023,780	$5.78	6.21	$1,757,282

Exercisable at September 30, 2009	6,214,685	$6.85	5.37	$419,541

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009, was $1.18. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the nine months ended September 30, 2009 was $11,818 and the total amount of cash received from exercise of these options was $72,000.

        As of September 30, 2009, there was $2,944,000 of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.94 years.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2009
Money market funds	$9,425	$—	$—	$9,425
U.S. corporate debt securities	22,490	—	(3)	22,487
Debt securities issued by U.S. government and U.S. government agencies	55,417	48	(7)	55,458
Marketable equity securities	2,726	1,478	—	4,204

Total	$90,058	$1,526	$(10)	$91,574

At December 31, 2008
Money market funds	$21,996	$—	$—	$21,996
U.S. corporate debt securities	25,776	13	—	25,789
Debt securities issued by U.S. government agencies	34,858	326	—	35,184
Marketable equity securities	2,726	—	(1,109)	1,617

Total	$85,356	$339	$(1,109)	$84,586

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. We have determined that the gross unrealized losses at September 30, 2009 are temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' amortized cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value to the amortized cost. Investments with unrealized losses have been in an unrealized loss position for less than a year. In the three and nine month periods ended September 30, 2009 and 2008, realized gains and losses calculated using the specific identification method have been immaterial.

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	September 30, 2009	December 31, 2008
Amounts included in cash and cash equivalents	$9,425	$45,182
Marketable securities, current	77,945	37,787
Marketable securities, non-current	4,204	1,617

Total	$91,574	$84,586

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        Available-for-sale securities by contractual maturity are shown below (in thousands):

	Fair Value
	September 30, 2009	December 31, 2008
Money market funds and debt securities due in one year or less	$87,370	$82,969
Marketable equity securities, non-current	4,204	1,617

Total	$91,574	$84,586

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of September 30, 2009 and December 31, 2008, we held one such investment with a carrying amount of $500,000. This investment is included in other assets on the consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We believe this equity investment continues to be realizable.

NOTE 4. FAIR VALUE MEASUREMENTS

        ASC 820, "Fair Value Measurements and Disclosures," provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On January 1, 2008, we adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of ASC 820 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On January 1, 2009, we adopted the sections of ASC 820 regarding non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and such adoption did not have any impact on our condensed consolidated financial statements as of September 30, 2009.

        ASC 820 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy and describes three levels of inputs that may be used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date. Our Level 1 assets include equity securities that are traded in an active exchange market.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

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

        As of September 30, 2009, we held $91,574,000 of cash equivalents and marketable securities consisting of equity securities, high quality, marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its Federal Agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. Our investment portfolio has not been adversely impacted by the recent disruption in the credit markets. However, if there is continued and expanded disruption in the credit markets, there can be no assurance that our investment portfolio will not be adversely affected in the future.

        Our cash equivalents and available-for-sale marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy. These investment securities are valued using quoted market prices, broker or dealer quotations, or other observable inputs. The fair value measurements of our cash

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2009
Money market funds	$—	$9,425	—	$9,425
Commercial paper	—	22,487	—	22,487
U.S. government and U.S government agency notes	—	55,458	—	55,458
Equity securities	4,204	—	—	4,204

	$4,204	$87,370	—	$91,574

At December 31, 2008
Money market funds	$—	$21,996	—	$21,996
Commercial paper	—	25,789	—	25,789
U.S. government agency notes	—	35,184	—	35,184
Equity securities	1,617	—	—	1,617

	$1,617	$82,969	—	$84,586

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

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 5. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

September 30, 2009 and 2008, we recorded royalty revenue of $10,357,000 and $10,209,000, respectively. During the nine months ended September 30, 2009 and 2008, we recorded royalty revenue of $29,282,000 and $26,480,000, respectively.

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

        The acquisition agreement required us to pay the former Montigen stockholders an additional $22 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10 million, which we paid through the issuance of shares of our common stock and recorded as additional acquired in-process research and development expense. In November 2008, a second Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering a second contingent milestone payment to the former Montigen stockholders of $5.2 million. This milestone was paid through a combination of cash and the issuance of shares of our common stock, and was also recorded as additional acquired in-process research and development expense. The remaining $6.8 million future contingent regulatory milestone payment that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestone is achieved.

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. We received cash proceeds of $13.4 million upon the closing of the transaction, which represented the purchase price per the asset acquisition agreement, reduced by a number of adjustments and holdbacks. Mayne was acquired by Hospira, Inc. in February 2007.

        In April 2007, we closed another transaction with Mayne/Hospira completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3.75 million, and the balance of the purchase price was guaranteed and payable in five installments over a five year period on the anniversary dates of the closing date.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA (Continued)

        Due to the Company's determination that the Nipent operations sold to Mayne/Hospira did not represent a separate component of the Company and the Company's continuing involvement with the Nipent operations, resulting from entering into related agreements and the related additional obligations, the Company has reflected activities related to the Nipent and SurfaceSafe businesses in operating activities for all periods presented.

        Under the agreements with Mayne/Hospira, we are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement. Mayne/Hospira has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the remaining 15 month period to be $125,000, although no maximum amount is specified in the agreement. This amount comprises the deferred gain in the accompanying balance sheet at September 30, 2009. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

        During the nine months ended September 30, 2009, we received $500,000, representing the second installment payment from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights, which was recorded as gain on sale of products. We also recorded an additional $20,000 gain on sale of products relating to the reversal of a residual products return reserve that was no longer required due to the expiration of the contractual return period. During the nine months ended September 30, 2008, we recorded gain on sale of products of $1,560,000, which was comprised of the following: (i) a $400,000 annual installment payment relating to the sale of the remaining worldwide rights, (ii) a $1 million indemnification holdback from the sale of the North American rights that was held by Mayne/Hospira for 18 months to cover any potential claims, and (iii) $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period.

NOTE 8. COMPREHENSIVE INCOME/LOSS

        The following table is a reconciliation of our net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$833	$(569)	$2,401	$(6,518)
Other than temporary decline in value of investments	—	—	—	3,055
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	207	188	2,285	(536)

Comprehensive income (loss)	$1,040	$(381)	$4,686	$(3,999)

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding used in calculation of basic earnings per share	59,143	57,562	59,111	57,541
Dilutive stock options	177	—	13	—

Weighted-average common shares outstanding used in calculation of diluted earnings per share	59,320	57,562	59,124	57,541

Weighted-average outstanding stock options and warrants not included in net income (loss) per share calculation as they had an antidilutive effect	7,678	9,238	8,945	9,238

NOTE 10. INCOME TAXES

        We recorded a tax benefit of $3,000 for the three months ended September 30, 2009 and a tax provision of $12,000 for the nine months ended September 30, 2009, based on the Company's estimated effective tax rate for the year, taking into account our available net operating loss carryforwards and estimated refundable research and development tax credits.

        We have no unrecognized tax benefits as of September 30, 2009. We do not anticipate that our total unrecognized tax benefits will significantly change prior to September 30, 2010.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1994 forward due to net operating losses in tax years 1994 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value." ASU 2009-05 amends ASC 820, "Fair Value Measurements," by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2009

(Unaudited)

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

for an identical liability is not available. This ASU is effective for us as of October 1, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.

        In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

NOTE 12. SUBSEQUENT EVENT—AGREEMENTS WITH GLAXOSMITHKLINE

        On October 22, 2009, we entered into two agreements with Smithkline Beecham Corporation, doing business as GlaxoSmithKline ("GSK"): (1) a Commercial Research and License Agreement (the "License Agreement") and (2) a Common Stock Purchase Agreement (the "Purchase Agreement").

        Pursuant to the terms of the License Agreement, the Company and GSK will collaborate over a period of five years to discover and develop specific epigenetic therapeutics. At the end of the research term, or earlier if GSK elects, GSK may exercise its option to license from us the compounds that are the result of the joint research effort, in order to continue the development and ultimately commercialize and sell the products worldwide.

        Within ten days of the effective date of the License Agreement, GSK is obligated to pay us an upfront sum of $2 million. In addition, GSK is obligated to make certain payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The License Agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us sales milestone payments as well as royalties on annual net sales of such products. The royalties will be paid on a country-by-country and product-by-product basis. Total potential development and commercialization milestones payable to us could exceed $375 million. In addition, we may receive tiered royalties into double digit magnitudes, payable on net sales of any resulting products. The License Agreement contains customary representations and warranties by both parties, as well as mutual indemnification rights with respect to, among other matters, development or commercialization of the products derived from the joint research term.

        Pursuant to the Purchase Agreement, we issued and sold 990,099 shares of our common stock to GSK for an aggregate purchase price of $3 million (the "Shares"). The Purchase Agreement provides that GSK may not effect any sale or transfer of the Shares, or any beneficial interest therein (the "Lock-up"). On the first anniversary of the effective date, 25% of the Shares shall be released from the Lock-up. The remaining 75% of the Shares shall be released from the Lock-up in four equal installments at the end of each three month period following the first anniversary of the effective date of the Purchase Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about becoming profitable; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI/Eisai; our forecasts regarding our research and development expenses; our expectations about the joint development program with GSK; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaborative relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

        We are a pharmaceutical company dedicated to the discovery and development of novel cancer therapeutics in epigenetic and cell signaling modulation. We develop products through biochemical and clinical proof of concept to partner for further development and commercialization. We have a number of Aurora-A and Tyrosine Kinase inhibitors and DNA methyltransferase clinical and pre-clinical products under development. In 2006, Dacogen received approval for marketing in the United States, during 2006 and 2007 we sold the North American and remaining worldwide rights to Nipent to Mayne Pharma, in 2006 we acquired a drug discovery and development company to complement our ongoing licensing efforts, and in October 2009 we entered into a multi-year collaboration with GlaxoSmithKline to discover and develop cancer therapeutics based on epigenetic targets. These changes were implemented to mitigate the ongoing risk of competitive in-licensing and to maximize the return on both existing resources and our incoming royalty and milestone revenue.

        Since our incorporation in 1991 we have devoted substantially all of our resources to our product development efforts. Our past development efforts have been focused primarily on the key compounds of Dacogen and Nipent.

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. MGI was acquired by Eisai in January 2008. Under the terms of the agreement, MGI/Eisai made a $40 million equity investment in our company and will pay up to $45 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when the royalty statement is received from MGI/Eisai. We recorded royalty revenues of $29.3 million and $26.5 million, during the nine months ended September 30, 2009 and 2008, respectively.

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

        In February 2008, we received a $1 million indemnification holdback from Mayne/Hospira relating to the sale of the North American rights, and in May 2008, we received $400,000, the first annual installment payment relating to the sale of the remaining worldwide rights. In March 2009, we received $500,000, the second annual installment payment relating to the sale of the remaining worldwide rights. We do not expect to receive any further payments under the sale of the North American rights.

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

        GSK Collaboration.    In October 2009, we entered into a multi-year collaboration with GSK to discover and develop cancer therapeutics based on epigenetic targets. Epigenetics refer to the regulation of genes with mechanisms other than changes to the underlying DNA sequence. Epigenetic processes are widely believed to play a central role in the development and progression of almost all cancers. Pursuant to the terms of the transaction, we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics. At the end of the research term, or earlier if GSK elects, GSK may exercise its option to license from us the compounds that are the result of the joint research effort, in order to continue the development and ultimately commercialize and sell the products worldwide.

        In connection with the transaction, we received $5 million upfront, inclusive of a $3 million stock investment, priced at a premium to market. In addition, GSK is obligated to make certain payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The License Agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us sales milestone payments as well as royalties on annual net sales of such products. The royalties will be paid on a country-by-country and product-by-product basis. Total potential development and commercialization milestones payable to us could exceed $375 million. In addition, we may receive tiered royalties into double digit magnitudes, payable on net sales of any resulting products.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $358.9 million through September 30, 2009, and have never generated enough funds through our operations to support our business. In general, we would expect to continue to incur operating losses over the next few years.

        Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI/Eisai's success in selling Dacogen, the success of our joint development program with GSK, the launch of new products, our ability to enter into and perform under collaboration agreements, and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

  Stock-Based Compensation

        We account for stock-based compensation at the fair value estimated on the measurement date using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the option, and dividends (if any). Expected volatility is determined based on a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. The expected life of our stock options is based on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards that vest based on certain performance criteria. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        As of September 30, 2009, there was $2,944,000 million of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 1.94 years.

  Revenue and Gain Recognition

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the nine month period ended September 30, 2009, we recorded royalty revenue of $29.3 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from MGI/Eisai. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement, we deferred an amount for price protection exposure. The remaining balance of the deferred gain on sale of products of $125,000 at September 30, 2009 consists solely of the estimated price protection exposure for the remaining period stipulated in the agreement and is subject to management estimates and assumptions based on all available information.

        During the nine months ended September 30, 2009, we received a $500,000 annual installment payment from Mayne/Hospira related to the sale of the worldwide Nipent rights. As we have determined that the Nipent operations sold to Mayne/Hospira did not represent a separate component of our business, we have reflected activities related to the Nipent business in operating activities for all periods presented.

  Goodwill

        As of September 30, 2009, we have intangible assets related to goodwill. The determination of whether or not this asset is impaired involves significant judgment. We review goodwill for impairment at least annually.

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

        ASC 820, "Fair Value Measurements and Disclosures," provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On January 1, 2008, we adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of ASC 820 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On January 1, 2009, we adopted the sections of ASC 820 regarding non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and such adoption did not have any impact on our condensed consolidated financial statements as of September 30, 2009.

Recent Accounting Pronouncements

        In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value." ASU 2009-05 amends ASC 820, "Fair Value Measurements," by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU is effective for as of October 1, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.

        In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

	Three months ended September 30,		Change
Revenues	2009	2008	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$10,357	$10,209	$148	1.4%

        The increase in royalty revenue from 2008 to 2009 is due to higher Dacogen product sales by MGI/Eisai. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai. Therefore, royalty revenues recognized in the third quarters of 2009 and 2008 relate to worldwide Dacogen sales for the second quarters of 2009 and 2008, respectively.

	Three months ended September 30,		Change
Operating expenses	2009	2008	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,259	$8,841	$(1,582)	(17.9)%
General and administrative	2,441	2,511	(70)	(2.8)
Gain on sale of products	(20)	—	(20)	—

        The decrease in research and development expenses was primarily due to lower contracted outside research and development services for our various drug candidates and lower clinical trial costs related to our Phase I and Phase Ib clinical trials for MP-470. We expect these costs to increase as we enroll additional patients in Phase I clinical trials for SGI-1776.

        The decrease in general and administrative expenses relates primarily to the elimination of administrative costs related to our European operations, which were liquidated in October 2008.

        The gain on sale of products recorded in the three months ended September 30, 2009 represented the reversal of a residual products return reserve as the reserve was no longer required due to the expiration of the contractual return period. We had no similar items during the three months ended September 30, 2008.

	Three months ended September 30,		Change
Other income (expense)	2009	2008	Dollar	Percent
	(Dollars in thousands)
Interest income	$153	$491	$(338)	(68.8)%
Other income (expense)	—	41	(41)	(100.0)
Income tax benefit (provision)	3	42	(39)	(92.9)

        The decrease in interest income was due primarily to significantly lower interest rates for the three months ended September 30, 2009 compared to the same period in 2008.

        The tax benefits recorded for the three months ended September 30, 2009 and 2008 were based on the Company's estimated effective tax rate for the year, taking into account estimated refundable research and development tax credits.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

	Nine months ended September 30,		Change
Revenues	2009	2008	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$29,282	$26,480	$2,802	10.6%

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

	Nine months ended September 30,		Change
Operating expenses	2009	2008	Dollar	Percent
	(Dollars in thousands)
Research and development	$21,350	$24,528	$(3,178)	(13.0)%
General and administrative	6,649	8,860	(2,211)	(25.0)
Gain on sale of products	(520)	(1,560)	(1,040)	(66.7)

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

        Gain on sale of products for the nine months ended September 30, 2009 related to the receipt of a $500,000 annual payment from Mayne/Hospira relating to the sale of the worldwide rights for Nipent and $20,000 relating to the reversal of a residual products return reserve that was no longer required due to the expiration of the contractual return period. The gain on sale of products recorded in the nine months ended September 30, 2008 represented the receipt of a $1 million indemnification holdback and the receipt of a $400,000 annual installment payment relating to the sale of Nipent to Mayne/Hospira, and $160,000 relating to the reversal of a residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period.

	Nine months ended September 30,		Change
Other income (expense)	2009	2008	Dollar	Percent
	(Dollars in thousands)
Interest income	$610	$1,794	$(1,184)	(66.0)%
Other than temporary decline in value of investments	—	(3,055)	(3,055)	(100.0)
Other income (expense)	—	49	(49)	(100.0)
Income tax benefit (provision)	(12)	42	54	128.6

        The decrease in interest income was due primarily to significantly lower interest rates for the nine months ended September 30, 2009 compared to the same period in 2008.

        The other than temporary decline in value recorded in the nine months ended September 30, 2008 relates primarily to our investment in AVI BioPharma. We had no similar transaction in the comparable period in 2009.

        We recorded a tax provision or benefit for the nine months ended September 30, 2009 and 2008, based on the Company's estimated effective tax rate for the year, taking into account our available net operating loss carry-forwards and estimated refundable research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $94,351,000 at September 30, 2009 compared to $88,312,000 at December 31, 2008.

        Net cash provided by operating activities was $3,989,000 in the nine months ended September 30, 2009, and consisted primarily of net income of $2,401,000 plus depreciation of $918,000 and stock based compensation of $1,814,000, partially offset by a decline in accounts payable and other liabilities of $932,000. Net cash used in operating activities was $2,094,000 for the nine months ended September 30, 2008, and consisted primarily of the net loss of $6,518,000 plus recognition of the gain on sale of products of $1,400,000, partially offset by non-cash stock based compensation expense of $2,059,000 and an other than temporary decline in the value of investments of $3,055,000.

        Net cash used in investing activities was $40,817,000 for the nine months ended September 30, 2009, and consisted primarily of $71,056,000 for purchases of marketable securities, partially offset by $30,596,000 in proceeds from maturities of marketable securities. Net cash provided by investing activities was $3,740,000 for the nine months ended September 30, 2008, and consisted primarily of $11,846,000 in proceeds from maturities of marketable securities and $1,400,000 in payments from Mayne Pharma, partially offset by $8,500,000 for purchases of marketable securities and $1,006,000 for purchases of property and equipment.

        Net cash provided by financing activities was $122,000 and $90,000 in the nine months ended September 30, 2009 and 2008, respectively, and consisted in both periods of proceeds from the exercise of stock options.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, United States corporate obligations, and United States government and government agency obligations, we believe that our exposure to interest rate market risk would not significantly affect our operations.

        Our investment policy is to manage our marketable debt securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable securities portfolio is primarily invested in securities with maturities of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

Item 4.    Controls And Procedures

(a)
Evaluation of disclosure controls and procedures.

        As of September 30, 2009, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our collaborative relationship with GSK may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        Part of our strategy is to out-license selective products to other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. The License Agreement with GSK is an example of this strategy, providing for the joint development of compounds that we will discover using our CLIMB technology, followed by the option for GSK to take one or more of the jointly developed compounds and further develop, commercialize, and sell the resulting product worldwide. The License Agreement provides for some milestone payments to be paid to us during the development process, but the majority of the payments that we hope to receive from GSK will not occur unless and until GSK exercises its option to license one or more compounds from us. We will expend our own cash and other resources during the joint development process, and we cannot guarantee that any successful compounds will result from our joint development efforts. Further, even if we discover and develop one or more viable compounds, we cannot guarantee that GSK will exercise its option to license any such compounds from us. If GSK chooses not to exercise its license option, we may continue to develop the compounds on our own, but the post-option exercise developmental milestones and sales milestones described in the License Agreement, which we have estimated to be approximately $300 million, plus additional royalty revenues, will never be realized. If our joint development program with GSK is not successful, and if we cannot earn revenue from collaborative arrangements such as the License Agreement, our future revenues and business will be harmed.

We have a history of operating losses and we expect to continue to incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone payments, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $358.9 million from inception through September 30, 2009, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur substantial operating losses over the next few years and may never achieve profitability.

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

  •
  our ability to control costs and expenses associated with the discovery, development, and manufacturing of our novel compounds, as well as general and administrative costs related to conducting our business; and

  •
  costs and expenses associated with entering into and performing under licensing, joint development, and other collaborative agreements.

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

        Our business model is based on establishing collaborative relationships with other parties both to license compounds upon which our products and technologies are based and to manufacture our products or our collaborators' products. It is critical that we gain access to compounds and technologies to license for further development. Due to the expense of the drug approval process we must have relationships with established pharmaceutical companies to offset some of our development costs in exchange for a combination of development, marketing and distribution rights. For example, in our collaborative relationship with GSK, we expect to offset the costs of further development of the drugs we jointly develop with GSK, if and when GSK exercises its option to license such jointly developed drugs.

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

Item 6.    Exhibits

Exhibit No.	Description of Document
10.1(*)	Amended & Restated Commercial Research and License Agreement dated November 6, 2009 between SuperGen, Inc. and GlaxoSmithKline
10.2	Common Stock Purchase Agreement dated October 22, 2009 between SuperGen, Inc. and GlaxoSmithKline
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(*)
Confidential treatment has been requested for certain portions of this exhibit

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date: November 9, 2009	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)