Form 10-K
period 2009-12-31
SUPERGEN INC
filed 2010-03-15
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2009, the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $117,441,154. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 5, 2010 was 60,215,632.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on June 10, 2010.

SUPERGEN, INC.
2009 ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

        Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. In particular, these statements include statements such as: our estimates about profitability; our forecasts regarding our revenues and research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; the commercial success of Dacogen; developing products and obtaining regulatory approval; our ability to establish and maintain collaboration relationships; competition; our ability to protect our intellectual property; our expectations about the joint development program with GSK; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements.

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

Overview

        We are a pharmaceutical company dedicated primarily to the discovery and development of therapies to treat patients with cancer. Historically we acquired products that were developed by other companies and applied additional developmental effort to expand sales or advance these products clinically towards potential approval for marketing. In 2006, Dacogen® (decitabine) for Injection received approval for marketing in the United States, our commercial infrastructure and products were sold, and we acquired a discovery and development company to internally discover and develop our own products. These changes were implemented to mitigate the escalating risk of competitive in-licensing and maximize the return on both existing resources and our incoming royalty and milestone revenue.

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

        Our current primary developmental efforts revolve around the products progressing out of our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen"), a small-molecule drug discovery company, in 2006. We initiated Phase I in-human clinical trials in June 2007 and initiated Phase Ib clinical trials in late 2007 for the first Montigen product, amuvatinib (MP-470), a DNA repair suppressor. In early 2009, we initiated clinical trials for a second internally developed product, SGI-1776, a PIM kinase inhibitor.

        In October 2009, we entered into a Commercial License and Research Agreement with GlaxoSmithKline ("GSK"). Pursuant to the terms of this agreement, we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics. At the end of the research term, or earlier if GSK elects, GSK may exercise its option to license from us the compounds that are the result of the joint research effort, in order to continue the development and ultimately commercialize and sell the resulting products worldwide. Upon execution of the agreement, we received an upfront payment of $2 million from GSK, as well as a $3 million investment in shares of our common stock, sold at a 10% premium to market price. GSK is obligated to make certain additional payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us sales milestone payments as well as royalties on annual net sales of such products. Total potential development and commercialization milestones payable to us could exceed $375 million. The tiered royalties, into double digit magnitudes, will be paid on a country-by-country and product-by-product basis.

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

        Discover and advance into clinical trials at least one product about every twelve to eighteen months.    Our drug discovery group has been optimizing our proprietary process called CLIMB™ that allows a small team of chemists and biologists to model difficult or previously unknown cancer targets for computerized drug creation and development. The flexibility and relatively low cost of both human and developmental capital for this type of discovery and development has allowed us to transition from being just a licensee to becoming a potential licensor.

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

        Capitalize on our existing clinical expertise and regulatory development to maximize the commercial value of our products.    Computer and animal models are only modestly predictive of how a product might work in humans. We have acquired significant expertise at planning, managing, and filing clinical data in both the United States and Europe. Proving the concept that a specific drug will translate into an approvable, commercially viable product in humans is a difficult task. Some drug candidates demonstrate this "proof of concept" very early in non-clinical development, while other drug candidates might need to be compared clinically to existing therapies to achieve such a proof of concept. Typically this proof of concept comes in Phase II trials where it is demonstrated that a drug candidate can destroy tumors in specific diseases through a specific process. As product candidates move from non-clinical into Phase I and Phase II clinical studies, the potential value of the drug candidates should increase as the proof of concept is achieved. Historically, products that are in Phase II trials command a higher in-licensing value than products that are still in Phase I trials. We believe our clinical and regulatory expertise facilitates efficient use of our resources to achieve appropriate proof of concept.

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

Products in Research and Development

        The chart below lists our current products or projects in development:

Amuvatinib (MP-470)—DNA Repair Suppressor

        Amuvatinib is a multi-targeted Tyrosine Kinase Inhibitor that is specific for mutant forms of c-kit, PDGFRa, and FLT3. These protein kinase targets are involved in the growth and proliferation of cancer cells. Amuvatinib is also a suppressor of Rad51, a DNA repair protein which is involved in resistance to a variety of chemotherapy agents and radiation. We submitted an Investigational New Drug Application ("IND") to the FDA in March 2007, and initiated a first-in-human Phase I single agent amuvatinib trial in June 2007.

        Amuvatinib has a wide therapeutic window and shows minimal toxicity in the expected therapeutic dose range, despite suppressing several signaling pathways within cells. We have evaluated amuvatinib as a dry powder mix and as a lipid suspension formulation in multiple Phase I studies as a single agent in healthy volunteers and in cancer patients, as well as in combination with five standard of care chemotherapy regimens in different tumor types. Across these studies, over 170 patients/healthy volunteers received at least one dose of amuvatinib. As a single agent in cancer patients, gastrointestinal toxicity was the major adverse event noted at doses up to 1500 mg/day with the dry powder formulation. In the combination trial, preliminary data indicated twelve partial responses and numerous durable stable disease per RECIST criteria, mostly with the paclitaxel/carboplatin and carboplatin/etoposide standard of care chemotherapy regimens in combination with oral amuvatinib. Tumor types demonstrating clinical benefit include neuroendocrine, non-small cell lung, small cell lung, breast and endometrial carcinoma. The safety profile of amuvatinib in combination with standard of care was consistent with historical published data for each chemotherapeutic with no apparent increase in severity or prolongation of reported events.

        We completed an additional Phase I pharmacokinetic study in healthy male volunteers to determine the relative bioavailability and define the safety profile of the lipid suspension capsules compared with the dry powder mix capsules. In a randomized, two-way crossover study, exposure levels of amuvatinib following administration of a single dose of the lipid suspension formulation (3 × 30 mg capsules) were higher than those observed following the administration of the single dose dry powder formulation (1 × 100 mg capsule). The relative bioavailability favored the lipid suspension formulation, adjusted for dose, with an overall increase in exposure by twofold.

        We are also performing non-clinical studies with collaborators to further our understanding of the mechanisms of amuvatinib in DNA repair pathways, as well as the effects of the drug in combination studies in multiple solid tumor models. Pending full analysis of the responses in the Phase I studies and completion of the ongoing non-clinical programs, we intend to initiate one or more Phase II studies evaluating the safety and efficacy of amuvatinib lipid suspension formulation in tumor types that have demonstrated clinical benefit in the Phase I development program. The initial Phase II study is anticipated to be launched during the second half of 2010.

SGI-1776—Pim Kinase Inhibitor

        Pim kinases are proteins that play a pivotal survival role in cancer cells. Over-expression of Pim kinases in cells prevents programmed cell death that normally occurs when cells malfunction and can lead to unchecked cell survival, or cancer. Our Pim kinase inhibitor, SGI-1776, is a novel, orally administered, small molecule anticancer compound that effectively blocks the pro-survival activity of Pim kinases, allowing these potentially malignant cells to self-abort. Our IND for SGI-1776 received clearance from the FDA in November 2008, and we initiated a Phase I clinical trial to evaluate the safety, tolerability, and pharmacokinetic profile of SGI-1776 in the first half of 2009. The first in-human clinical trial program has enrolled patients with solid tumors with specific emphasis on hormone and docetaxel refractory prostate cancer and refractory non-Hodgkin's lymphomas. These tumor types have been reported to over-express the Pim kinase family of proteins at a high frequency. Over-expression of Pim-1 kinase has been shown to be a marker of poor prognosis in these tumors. A second Phase I/II study is being planned in patients with refractory acute or chronic myeloid or lymphatic leukemias in which Pim kinases are also over-expressed, and correlated with poor prognosis and drug resistance. This study is anticipated to be launched during the first half of 2010.

SGI-110—DNMT1 Inhibitor

        In normal cells, silencing of unnecessary genes is commonly carried out by DNA methylation through the action of DNA Methyltransferase enzymes. However, this machinery can be usurped during the process of tumorigenesis, resulting in the inactivation of tumor suppressor genes and ultimately cancer. Inhibition of DNMT-1 activity in cancer cells causes the suppressed genes to become unmethylated and re-expressed. These re-expressed tumor suppressor genes interfere with the cancer cells proliferative pathways and lead to cell death. We have developed a compound called SGI-110 which targets and blocks the mechanism by which methylation occurs, thus allowing re-expression of tumor suppressor genes in tumors. SGI-110 is currently in the pre-clinical development stage with an anticipated IND filing in 2010. The initial Phase I/II study will evaluate multiple schedules in relapsed/refractory MDS and acute myeloid leukemia (AML).

Discovery Programs

  JAK2 Inhibitor

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

  Axl Inhibitor

        Axl kinase is a receptor tyrosine kinase implicated in tumorigenesis. Over-expression of Axl is associated with increased cellular transformation, cell survival, proliferation, migration, angiogenesis, and adhesion. The oncogenic potential of Axl was first discovered in chronic myelogenous leukemia (CML) and has been shown to play a role in the development of acute myelogenous leukemia (AML) and myelodysplasia. Axl kinase is an exciting target for small molecule drug discovery. A series of small molecule inhibitors were discovered and are being developed for potency and selectivity against Axl.

  ETK/BMX Inhibitors

        Epithelial and endothelial tyrosine kinase (ETK), also known as bone marrow X kinase (BMX), is a nonreceptor tyrosine kinase that plays a central role in the proliferation, differentiation, apoptosis, adhesion, motility, and tumorigenicity of epithelial cells. ETK has been reported to be over-expressed in several aggressive metastatic carcinomas, such as hepatocellular carcinoma, cholangiocarcinoma, and prostate cancer. ETK kinase signals downstream of several important oncogenes, including Src, focal adhension kinase, and phosphatidylinositol 3-kinase and has been shown to be vital to the tumorigenic effects of such proteins. Taken together, these findings suggest ETK is an exciting potential therapeutic target in multiple tumor types. We have designed and developed a novel class of potent small molecule inhibitors with specificity toward ETK. Initial leads from this class of inhibitors have activity against ETK at low nM concentrations in a biochemical ETK kinase assay, and show good selectivity across a diverse panel of kinases.

Products Sublicensed or Sold

Dacogen

        In September 2004, we executed an agreement granting MGI exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI made a $40 million equity investment in us and agreed to pay up to $45 million in specific regulatory and commercialization milestones. To date, we have received $32.5 million of these milestones. The Dacogen license has also created for us a royalty income stream on worldwide net sales starting at 20% and escalating to a maximum of 30%.

        In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of certain payments MGI receives as a result of any sublicenses. We received $5 million, or 50% of the $10 million upfront payment MGI received, and, as a result of both the original agreement with MGI and this sublicense with Janssen-Cilag, we may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. MGI was acquired by Eisai Corporation of North America in January 2008.

Nipent

        We used to sell our drug Nipent in the United States and the European Union ("EU") for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia, and it was our principal source of revenue from 1997-2006. We sold the North American rights to Nipent to Mayne Pharma ("Mayne") in August 2006, and sold the remaining worldwide rights to Nipent to Mayne in April 2007. Mayne was acquired by Hospira, Inc. in February 2007.

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

Research and Development

        Because of the stage of our development and the nature of our business, we expend significant resources on research and development activities. We expended $29.7 million in 2009, $32.7 million in 2008, and $23.4 million in 2007 on research and development activities. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our major research and development projects are focused on our drug discovery and non-clinical activities as well as Phase I and Phase Ib clinical trials for amuvatinib and SGI-1776.

Sales and Marketing

        We currently have no employees focused on sales, marketing, and sales support. Our marketing efforts are handled by our Corporate Communications and Business Development group.

Manufacturing

        We currently outsource manufacturing of all our drug compounds to qualified United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our proprietary compounds in sufficient quantities and on a timely basis, maintaining product quality and compliance with FDA and foreign regulations. We maintain oversight of the quality of our third-party manufacturers through ongoing audits, rigorous review, control over documented operating procedures, and thorough analytical testing by qualified, contracted laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective because we avoid the high fixed costs of plant, equipment, and large manufacturing staffs.

        The FDA must approve our drug manufacturing sites and deem a manufacturer acceptable under current good manufacturing practices ("GMPs") before release of active pharmaceutical ingredients ("API") and finished dosage forms for clinical testing.

        We intend to continue evaluating our manufacturing requirements and may establish or acquire our own facilities to manufacture our products for distribution if doing so would be cost effective or improve control and flexibility of product supply.

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

  •
  Phase I clinical trials.  After an IND becomes effective, Phase I human clinical trials can begin. These trials generally involve 20 to 40 heavily pre-treated cancer patients who may have a wide variety of cancers and typically take approximately one year to complete. These trials are designed to evaluate a drug's safety profile and may include studies to assess the optimal safe dosage range. Phase I clinical studies may evaluate how a drug is absorbed, distributed, metabolized and excreted from the body. Phase I studies may be expanded to Phase Ib trials that test the research compound in combination with other agents to define the combined safety and dosing parameters.

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

        Marketing application.    Companies have the opportunity to interact with health authorities during the course of a drug development program. Most companies take advantage of this access to gain further insights about the kind of data that will be expected in their marketing application. After completion of the clinical trial phase, a company must compile all of the chemistry, manufacturing, non-clinical and clinical data into a marketing application. In the United States, this is called an NDA; in the EU it is called a Marketing Authorization Application ("MAA"). This is a significant amount of information, often in excess of 100,000 pages, and it will be independently reviewed by these health authorities.

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

Data Exclusivity and Generic Copies

        There is an abbreviated regulatory review and approval process for a generic copy of an approved innovator drug product. The generic copy can be approved on the basis of an application that is usually limited to manufacturing and biologic equivalence data, by referring to the non-clinical and clinical data that were the bases of approval of the innovator product. The copy can be approved after expiration of relevant patents and any regulatory exclusivity afforded by special circumstances. A new chemical entity has 5 and 10 years of regulatory exclusivity in the United States and European Union, respectively, precluding approval of a generic copy. Additional exclusivity can be afforded in the United States by approval of a product or use that has orphan drug status (7 years), or that requires review of new clinical data (3 years), or that is an expansion of use to a pediatric population (6 months). These exclusivities are independent, and could run sequentially, effectively extending the period of regulatory exclusivity. There is no assurance that such special regulatory exclusivities are applicable for our compounds. Separate from regulatory data exclusivity is the exclusivity conferred by the Hatch Waxman Act based on patent protection of the drug. A company seeking to market a generic might, after the lapse of regulatory data exclusivity, successfully challenge the patent protection of the marketed drug, thereby shortening its exclusive marketing period.

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

        In general, we obtain licenses from various parties we deem necessary or desirable for the development, manufacture, use, or sale of our products or product candidates. Some of our proprietary products are dependent upon compliance with other licenses and agreements. These licenses and agreements may require us to make royalty and other payments, to reasonably exploit the underlying technology of applicable patents, and to comply with regulatory filings. If we fail to comply with these and other terms in these licenses and agreements, we could lose the underlying rights to one or more of these potential products, which would adversely affect our product development and harm our business.

        We also have patents, licenses to patents and pending patent applications outside of the United States, such as in Europe, Australia, Japan, Canada, China, Israel and India. Limitations on patent protection in these countries, and the differences in what constitutes patentable subject matter in these countries outside the United States, may limit the protection we have on patents issued or licensed to us outside the United States. In addition, laws of foreign countries may not protect our intellectual property to the same extent as would laws in the United States. To minimize our costs and expenses and maintain effective protection, we focus our foreign patent and licensing activities primarily in the European Union, Canada, Australia and Japan. In determining whether or not to seek a patent or to license any patent in other specific foreign countries, we weigh the relevant costs and benefits, and consider, among other things, the market potential and profitability, the scope of patent protection afforded by the law of the jurisdiction and its enforceability, and the nature of terms with any potential licensees. Failure to obtain adequate patent protection for our proprietary drugs and technology would impair our ability to be commercially competitive in these markets.

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

Competition

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include ArQule, Array BioPharma, Astex Tx, Crystal Genomics, Exelixis, Infinity, Plexxikon, Vertex, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GSK, Novartis AG, Pfizer, and others.

        Many of our competitors have substantially greater financial, research and development, and manufacturing resources than we do and may represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, amuvatinib faces competition from a multitude of other investigational drugs which are multi-targeted tyrosine kinase inhibitors and inhibitors of the DNA repair pathway. We also expect that there will be other inhibitors of Pim kinases that will emerge as competition for SGI-1776 as well as other investigational drugs progressing through our discovery pipeline. In addition, Dacogen faces competition from 5-aza-cytidine and other drugs in development to treat MDS.

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

        Extensive research and development efforts and rapid technological progress characterize the industry in which we compete. Although we believe that our proprietary drug discovery capabilities afford us a competitive advantage relative to other discovery and development companies competing in oncology, we expect competitive intensity in this pharmaceutical segment to continue and increase over time. Discoveries by others may render CLIMB and our current and potential products noncompetitive. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel at all our geographic locations, develop effective proprietary products, implement development plans, obtain patent protection and secure adequate capital resources.

Employees

        As of December 31, 2009, we had 80 full-time employees. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we consider our relations with employees to be good.

Executive Officers

Name	Age	Position
James S. J. Manuso, Ph.D.	61	President, Chief Executive Officer and Director
Mohammad Azab, M.D., M.Sc., MBA	54	Chief Medical Officer
Michael Molkentin	55	Chief Financial Officer

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

        Mohammad Azab, M.D., M.Sc., MBA, joined SuperGen as chief medical officer in July 2009. He possesses more than 20 years of experience in worldwide drug development, clinical research, and medical affairs, resulting in eight approved drugs, including six in oncology. Most recently, he was president and chief executive officer of Intradigm Corporation, a privately held Palo Alto, CA company developing siRNA cancer therapeutics. Previously, Dr. Azab served as executive vice president of research and development, and chief medical officer, of Vancouver, British Columbia-based QLT Inc., where he led clinical development for now-approved drugs in oncology, gastro-intestinal, and ophthalmologic indications. Prior to this, he served as oncology drug team leader at UK-based Zeneca Pharmaceuticals, now Astra Zeneca, where he held responsibilities in global clinical development and regulatory submissions. In this capacity, he managed the approval of drugs for prostate, breast, colorectal, and lung cancer indications. Before Zeneca, Dr. Azab was an international medical manager in oncology at Sanofi Pharmaceuticals, now Sanofi-Aventis, in Gentilly, France. Dr. Azab received his medical degree in 1979 from Cairo University. He practiced as a medical oncologist and received post-graduate training and degrees in oncology research and statistics from the University of Paris-Sud and the University of Pierre and Marie Curie in France. He has published more than 100 medical papers and abstracts. He is an active member of the American Society of Clinical Oncology, the American Association of Cancer Research, and the European Society of Medical Oncology. Dr. Azab received an MBA, with Distinction, from the Richard Ivey School of Business, University of Western Ontario.

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

Segment and Geographic Area Financial Information

        We operate in one business segment—human therapeutics. We had no product revenue in 2009 or 2008. In 2007, 100% of our product revenue was from the EU.

Available Information

        We are subject to the information requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, we file periodic reports, proxy statements, and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements, and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

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

ITEM 1A.    RISK FACTORS.

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

        Dacogen is approved in the United States, but there is no guarantee that patients and physicians here will adopt it for use, or continue to use it for the treatment of MDS. If MGI/Eisai's sales of Dacogen decrease, as they did in the first quarter of 2009 as reported to us in the second quarter of 2009, our royalty revenue will decrease commensurately, and we cannot be assured that MGI/Eisai will expend the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from MGI/Eisai is our primary source of revenue. In the past, our primary source of revenue was from sales of our product Nipent. The North American rights to Nipent were sold to Mayne/Hospira in August 2006, and the remaining worldwide rights were sold to Mayne/Hospira in April 2007. Accordingly, we are primarily dependent on Dacogen royalty revenue to fund our operations.

        Dacogen is not yet approved in Europe or Japan. In July 2006, MGI/Eisai sublicensed Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, giving Janssen-Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI/Eisai and this sublicense with Janssen-Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global regulatory and sales targets. However, if Dacogen is never approved in Europe or Japan, we will receive reducing, and ultimately no, royalty payments from commercial sales by Janssen-Cilag and our future revenues and business will be harmed.

Our collaborative relationship with MGI/Eisai may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        We expect to record development and license revenue from payments made to us by MGI/Eisai upon the achievement of regulatory and commercialization milestones. However, we may never receive such payments because the milestones may never be achieved, either because of failure to secure regulatory approval of Dacogen in Europe or Japan or due to MGI/Eisai's or Janssen-Cilag's inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI/Eisai will pay us (i) a certain portion of revenues payable to MGI/Eisai as a result of MGI/Eisai sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments already due to us under our agreement with MGI/Eisai, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will receive these payments, and we cannot be assured that MGI/Eisai will expend the resources to expand sales of Dacogen in North America, or that Janssen-Cilag will expend the resources to sell it in Europe and elsewhere, or that either company will be successful in doing so. Because we are heavily reliant on royalties and milestone payments relating to Dacogen to fund our operations, the failure to achieve the milestones and/or receive license revenue from sales of Dacogen would cause our business to suffer.

Our collaborative relationship with GSK may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        Part of our strategy is to partner or out-license selective products to other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. The agreement with GSK is an example of this strategy, providing for the joint development of compounds that we will discover using our CLIMB technology, followed by the option for GSK to take one or more of the jointly developed compounds and further develop, commercialize, and sell the resulting product worldwide. The agreement provides for milestone payments to be paid to us during the development process, but the majority of the payments will not occur unless and until GSK exercises its option to license one or more compounds from us. We will expend our own cash and other resources during the joint development process, and we cannot guarantee that any successful compounds will result from our joint development efforts. Further, even if we discover and develop one or more viable compounds, we cannot guarantee that GSK will exercise its option to license any such compounds from us. If GSK chooses not to exercise its license option, we may continue to develop the compounds on our own, but the post-option exercise developmental and sales milestones described in the agreement, which we have estimated to be approximately $300 million, plus additional royalty revenues, will never be realized. If our joint development program with GSK is not successful, and if we cannot earn revenue from collaborative arrangements such as this agreement, our future revenues and business will be harmed.

We have a history of operating losses and we may incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $356.6 million from inception through December 31, 2009, and our products have not generated sufficient revenues to support our business during that time. We expect to continue to incur operating losses over the next few years and may never achieve sustained profitability.

        Whether we achieve profitability depends primarily on the following factors:

  •
  successful sales of Dacogen in North America by MGI/Eisai;

  •
  obtaining regulatory approval in Europe and Asia and the successful commercialization of Dacogen outside of North America by Janssen-Cilag;

  •
  delays in production of Dacogen;

  •
  the success of our joint development program with GSK and whether GSK exercises its option to further develop and commercialize any of the compounds resulting from the joint development effort;

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

        We will continue to spend substantial resources on expanding our product pipeline, developing future products, and conducting research and development, including clinical trials for our product candidates. Based on our currently forecasted product development activities, we anticipate that our capital resources will be adequate to fund operations and capital expenditures at least through 2011. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. In February 2009 we filed a $100 million shelf registration statement on Form S-3 with the SEC, which gives us the flexibility to raise funds through the sale of a variety of securities. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding stock options by the holders of such options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results. We may also choose to obtain funding through licensing and other contractual agreements. For example, we licensed the worldwide rights to the development, commercialization and distribution of Dacogen to MGI/Eisai. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities, or be forced to cease our operations.

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

        Currently we own 2,384,211 shares of AVI and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. It is possible that we may record another other than temporary decline in value related to AVI in the future.

Product Development and Regulatory Risks

Our product candidates will require significant additional development.

        Most of our product candidates, including SGI-110, are in the development, rather than the clinical trial stage. However, we must significantly develop all of our product candidates before we can market them, or before they will become desirable for partnering or licensing. Although we believe that our preclinical and pilot clinical studies support further development of these product candidates, the results we have obtained to date do not necessarily indicate what results of further testing would be, including controlled human clinical testing. All of the product candidates that we are currently developing will require extensive clinical testing before we can submit any regulatory application for their commercial use.

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

        We have a portfolio of cancer drugs in various stages of development. We are currently conducting clinical trials on our products amuvatinib and SGI-1776, and we expect to commence new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

        Our clinical trials must be conducted in accordance with the requirements of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorities, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with GCP regulations and guidelines for all of our products in clinical development. GCPs are enforced through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. Our non-clinical safety studies must be conducted according to the principles of GLPs. In addition, our clinical trials must be conducted with product candidates produced under current GMPs, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

        Our proprietary products are dependent upon compliance with other licenses and agreements. These licenses and agreements require us to make royalty and other payments, reasonably exploit the underlying technology of the applicable patents, and comply with regulatory filings. If we fail to comply with these licenses and agreements, we could lose the underlying rights to one or more of these potential products, which would adversely affect our product development and harm our business.

If we fail to compete effectively against other pharmaceutical companies, our business will suffer.

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include ArQule, Array BioPharma, Astex Tx, Crystal Genomics, Exelixis, Infinity, Plexxikon, Vertex, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GSK, Novartis AG, Pfizer, and others.

        Many of our competitors have substantially greater financial, research and development, and manufacturing resources than we do and may represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, amuvatinib faces competition from a multitude of other investigational drugs which are multi-targeted tyrosine kinase inhibitors and inhibitors of the DNA repair pathway. We also expect that there will be other inhibitors of Pim kinases that will emerge as competition for SGI-1776 as well as other investigational drugs progressing through our discovery pipeline. In addition, Dacogen faces competition from 5-aza-cytidine as well as oral formulations of 5-aza-cytidine and other drugs in development to treat MDS.

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

        Factors affecting competition in the pharmaceutical industry vary depending on the extent to which competitors are able to achieve an advantage based on superior differentiation of their products, greater institutional knowledge, or depth of resources. If we are able to establish and maintain a competitive advantage based on the ability of CLIMB to discover new drug candidates more quickly and against targets not accessible by many competitors, our advantage will likely depend primarily on the ability of our CLIMB technology to make accurate predictions about the effectiveness and safety of our drug candidates as well as our ability to effectively and rapidly develop investigational drugs.

        Extensive research and development efforts and rapid technological progress characterize the industry in which we compete. Although we believe that our proprietary drug discovery capabilities afford us a competitive advantage relative to other discovery and development companies competing in oncology, we expect competitive intensity in this pharmaceutical segment to continue. Discoveries by others may render CLIMB and our current and potential products noncompetitive. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel at all our geographic locations, develop effective proprietary products, implement development plans, obtain patent protection and secure adequate capital resources.

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

        Our success is dependent on key personnel, including members of our senior management and scientific staff at all our geographic locations. If any of our executive officers decides to leave and we cannot locate a qualified replacement in time to allow a smooth transition, our business may be adversely affected. To successfully expand our operations, we will need to attract and retain additional highly skilled individuals, particularly in the areas of clinical administration, non-clinical and development research, manufacturing and finance. We compete with other companies for the services of existing and potential employees, however to the extent these employees favor larger, more established employers, we may be at a disadvantage.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None

ITEM 2.    PROPERTIES.

        Our principal administrative facility is currently located in leased general office space, containing approximately 50,000 square feet, in Dublin, California, under a lease that expires in November 2010. Our drug formulation laboratory operations are located in a 10,000 square foot industrial building that we own in Pleasanton, California. We are currently leasing 11,700 square feet of space for our drug discovery laboratory operations in Salt Lake City, Utah. The lease on this space expires in May 2012. We are currently exploring various options to address our space needs in all three locations.

ITEM 3.    LEGAL PROCEEDINGS.

        We are not currently subject to any pending material legal proceedings.

ITEM 4.    RESERVED.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

        Our common stock trades on the Nasdaq Global Market under the symbol "SUPG." The following table sets forth the high and low trading price information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq Global Market:

	High	Low
2009
Quarter ended March 31, 2009	$2.56	$1.54
Quarter ended June 30, 2009	2.23	1.69
Quarter ended September 30, 2009	3.30	1.98
Quarter ended December 31, 2009	3.17	2.31
2008
Quarter ended March 31, 2008	$3.85	$2.07
Quarter ended June 30, 2008	2.96	1.95
Quarter ended September 30, 2008	2.15	1.14
Quarter ended December 31, 2008	1.97	1.11

Holders of Record

        As of March 5, 2010, there were 563 holders of record of our common stock and approximately 14,700 beneficial stockholders.

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

        The graph compares our cumulative total stockholder return with those of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes that $100 was invested on December 31, 2004 in the Company's common stock and in the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index, including reinvestment of dividends. Note that historic stock price performance should not be considered indicative of future stock price performance.

	12/04	12/05	12/06	12/07	12/08	12/09
SuperGen, Inc	100.00	71.63	72.06	51.77	27.09	37.16
NASDAQ Composite	100.00	101.41	114.05	123.94	73.43	105.89
NASDAQ Pharmaceutical	100.00	102.23	105.16	99.56	91.99	98.21

ITEM 6.    SELECTED FINANCIAL DATA.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 15 of Part IV of this report.

	Year ended December 31,
Consolidated Statement of Operations Data:	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Total revenues	$41,253	$38,422	$22,954	$38,083	$30,169
Cost of product revenue	—	—	221	2,003	3,051
Research and development expenses	29,689	32,685	23,423	16,544	15,059
Selling, general and administrative expenses	8,994	11,119	13,520	24,714	28,046
Acquired in-process research and development	—	5,185	9,967	16,318	—
Gain on sale of products	(595)	(2,236)	(33,677)	—	—

Income (loss) from operations	3,165	(8,331)	9,500	(21,496)	(15,987)
Other income (expense)	1,572	(780)	3,581	5,009	1,505

Net income (loss)	$4,737	$(9,111)	$13,081	$(16,487)	$(14,482)

Basic net income (loss) per common share	$0.08	$(0.16)	$0.23	$(0.31)	$(0.28)

Diluted net income (loss) per common share	$0.08	$(0.16)	$0.23	$(0.31)	$(0.28)

Shares used to compute basic net income (loss) per common share	59,316	57,721	56,868	53,439	51,309

Shares used to compute diluted net income (loss) per common share	59,340	57,721	57,301	53,439	51,309

	As of December 31,
Consolidated Balance Sheet Data:	2009	2008	2007	2006	2005
	(In thousands)
Cash, cash equivalents, marketable securities, investments, and restricted cash and investments	$103,022	$90,679	$93,385	$78,585	$60,289
Other current assets	2,054	1,307	857	3,984	8,972
Property, plant and equipment, net	4,205	4,437	4,435	3,752	2,907
Other assets	1,236	1,342	1,771	1,725	1,103

Total assets	$110,517	$97,765	$100,448	$88,046	$73,271

Current liabilities	$6,573	$6,629	$6,961	$21,276	$8,042
Non-current liabilities	1,958	645	832	938	972
Total stockholders' equity	101,986	90,491	92,655	65,832	64,257

Total liabilities and stockholders' equity	$110,517	$97,765	$100,448	$88,046	$73,271

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI/Eisai; our forecasts regarding our research and development expenses; our expectations about the joint development program with GSK; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: the commercial success of Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaborative relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In September 2004, we executed an agreement granting MGI/Eisai exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI/Eisai made a $40 million equity investment in our company and agreed to pay up to $45 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments, including $20 million upon first commercial sale of Dacogen in the U.S. in May 2006. In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. Our royalty revenues have increased from $22.3 million in 2007, to $38.4 million in 2008, and $41.2 million in 2009. We recognize royalty revenue when the royalty statement is received from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time.

        In July 2006, MGI/Eisai executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our agreement with MGI/Eisai, we are entitled to receive 50% of certain payments MGI/Eisai receives as a result of any sublicenses. We received $5 million, 50% of the $10 million upfront payment MGI/Eisai received, and, as a result of both the original agreement with MGI/Eisai and this sublicense with Janssen-Cilag, we may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI/Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

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

        In September 2007, we received a sales milestone payment of $1.8 million from Mayne/Hospira and in December 2007 received $6 million in supply holdback payments. In February 2008, we received a $1 million indemnification holdback from Mayne/Hospira relating to the sale of the North American rights. In May 2008, we received $400,000, the first annual installment payment relating to the sale of the remaining worldwide rights, and in November 2008 we received the remaining $250,000 indemnification holdback. In March 2009, we received $500,000, the second annual installment payment relating to the sale of the remaining worldwide rights. We do not expect to receive any further payments from the sale of the North American rights.

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

        In connection with the transaction, we received $5 million upfront, inclusive of a $3 million purchase by GSK of shares of our common stock, priced at a premium to market. In addition, GSK is obligated to make certain payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us sales milestone payments as well as royalties on annual net sales of such products. The royalties will be paid on a country-by-country and product-by-product basis. Total potential development and sales milestones payable to us could exceed $375 million. In addition, we may receive tiered royalties into double digit magnitudes, payable on net sales of any resulting products.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $356.6 million through December 31, 2009, and have not consistently generated enough funds through our operations to support our business. We expect to continue to incur operating losses over the next few years.

        Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI/Eisai's success in selling Dacogen, the success of our joint development program with GSK, the launch of new products and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue and gain recognition, the valuation of investments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

        We account for stock-based compensation based upon the fair value estimated on the measurement date of our stock awards using the Black-Scholes option-pricing model based on assumptions for volatility, risk-free interest rates, expected life of the award, and dividends (if any). Expected volatility is determined based on a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. The expected life of our stock options is based on our historical data and represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards that vest based on certain performance criteria. For the awards that vest based on certain performance criteria we estimate the probability that the awards will vest as well as the time period over which they are expected to vest and refine these estimates as necessary each reporting period. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. This analysis is re-evaluated annually and the forfeiture rate is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        As of December 31, 2009, there was $2.1 million of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.06 years.

Revenue and Gain Recognition

        Advance payments received in excess of amounts earned are classified as deferred revenue until earned. We enter into revenue arrangements with multiple deliverables, such as intellectual property rights and research and development services. For these arrangements, we generally do not meet the criteria to separate the deliverables for revenue recognition and we treat the deliverables as a combined unit of accounting. As such, non-refundable up-front payments received in connection with research and license agreements are deferred and recognized on a straight-line basis over the relevant estimated periods of continuing involvement, generally the research term. We re-evaluate the period of continuing involvement each reporting period and adjust our estimates accordingly. We recognize milestone fees upon completion of specified substantive at-risk milestones according to the related contract terms.

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to this time.

        The determination of the gain on sale of products from the sale of the rights to Nipent to Mayne/Hospira involves the estimation of our price protection exposure as we are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of certain amounts. The remaining balance of the deferred gain on sale of products of $50,000 at December 31, 2009, reduced from $125,000 at December 31, 2008, consists of the estimated price protection exposure for the remaining year of the underlying agreement and is subject to management estimates and assumptions based on all available information including updated estimates of manufacturing yields and requirements and sales trends.

Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument may be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of December 31, 2009, the gross unrealized losses on available for sale investments was $59,000 (less than 0.1% of our portfolio value) and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. As of December 31, 2009, the gross unrealized gain on our investment in AVI was approximately $811,000. Decreases in the fair value of our securities may continue to significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of December 31, 2009 and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

Recent Accounting Pronouncements

        In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to change the existing criteria for separating consideration in multiple-deliverable arrangements and require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us beginning January 1, 2011. Earlier application is permitted. We are currently evaluating the impact of the pending adoption of the ASU on our consolidated financial statements and cannot estimate the impact of adoption at this time.

Results of Operations

Revenues (in thousands)	2009	2008	2007
Royalty revenue	$41,156	$38,422	$22,333
Development and license revenue	97	—	—
Net product revenue	—	—	621

Total revenues	$41,253	$38,422	$22,954

        The increases in royalty revenue are due to higher Dacogen product sales by MGI/Eisai. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statements from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to this time. Therefore, the royalty revenues recorded in 2009 represent MGI/Eisai's Dacogen sales for the fourth quarter of 2008 and the first three quarters of 2009. The royalty revenues recorded in 2008 represent MGI/Eisai's Dacogen sales for the fourth quarter of 2007 and the first three quarters of 2008. The royalty revenues recorded in 2007 represent MGI/Eisai's Dacogen sales for the fourth quarter of 2006 and the first three quarters of 2007.

        Development and license revenue relates to the agreements we entered into with GSK in October 2009. In connection with the agreements, we received an upfront payment of $2 million, in addition to a $3 million equity investment by GSK at above market price. As our substantive performance obligations under the agreements are estimated to be completed over a five year period, the $2 million upfront payment and the premium paid on the $3 million equity investment of $0.5 million are being recognized ratably over 60 months to development and license revenue.

        The elimination of net product revenue is due to the disposal of our remaining commercial products in 2007. Our net product revenue had previously consisted of sales of Nipent and generic mitomycin. We sold the rights to mitomycin to Intas Pharmaceuticals in April 2007 and sold the remaining worldwide rights to Nipent to Mayne/Hospira in April 2007.

Costs and operating expenses (in thousands)	2009	2008	2007
Cost of product revenue	$—	$—	$221
Research and development	29,689	32,685	23,423
Selling, general and administrative	8,994	11,119	13,520
Acquired in-process research and development	—	5,185	9,967
Gain on sale of products	(595)	(2,236)	(33,677)

Total costs and operating expenses	$38,088	$46,753	$13,454

        The decrease in cost of product revenue is due to the disposal of our commercial products in 2006 and 2007 as noted in the discussion of the decline in our product revenue above.

        The increase in research and development expenses from 2007 to 2008 was due to higher drug discovery research costs associated with the acquisition of Montigen in 2006, clinical trial costs related to the initiation of Phase I and Phase Ib studies for amuvatinib in 2007, and development and formulation costs for SGI-1776 in 2008. The decrease in research and development expenses from 2008 to 2009 is primarily due to lower contracted outside research and development services for our various drug candidates and lower clinical trial costs related to our Phase I and Phase Ib clinical trials for amuvatinib. We conduct research internally and also through collaborations with third parties, and we intend to maintain our strong commitment to our research and development efforts in the future. Our research and development activities consist primarily of clinical development and the related advancement of our existing product candidates through clinical trials. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more.

The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our clinical trials may be suspended at any time if we or the FDA believe the patients participating in our studies are exposed to unacceptable health risks. We may encounter problems in our studies which will cause us or the FDA to delay or suspend the studies. Because of these uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost for any of our product candidates.

        The decrease in selling, general and administrative expenses from 2007 to 2008 relates primarily to lower costs associated with sales and marketing programs due to the sale of our North American and worldwide rights to Nipent and Surface Safe to Mayne, lower costs related to our European operations, and lower stock-based compensation expense due to our lower stock price in recent years. We sold the rights to mitomycin to Intas Pharmaceuticals in April 2007 and sold the remaining worldwide rights to Nipent to Mayne Pharma in April 2007. The decrease in selling, general, and administrative expenses from 2008 to 2009 relates primarily to lower stock-based compensation and legal expenses, as well as the elimination of administrative costs related to our European operations, which were liquidated in October 2008.

        Acquired in-process research and development expenses relate to our acquisition of Montigen Pharmaceuticals in April 2006. In April 2007, the first Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering the first milestone payment to the former Montigen stockholders of $9,967,000, which we paid through the issuance of 1,477,000 shares of our common stock, and which was recorded as acquired in-process research and development expense in the year ended December 31, 2007. In November 2008, a second Montigen compound received clearance from the FDA to begin Phase I clinical trials, triggering a second milestone payment of $5,185,000, which was paid through a combination of cash and the issuance of common stock. We had no similar transactions in 2009.

        Gain on sale of products recorded in the year ended December 31, 2007 relates to the sale of our worldwide rights to Nipent and Surface Safe to Mayne/Hospira and the sale of mitomycin, paclitaxel, and etoposide to Intas Pharmaceuticals, as well as the first annual sales milestone payment of $1.8 million received from Mayne/Hospira in September 2007 relating to the achievement of certain Nipent sales targets and $6 million in supply holdbacks received in December 2007. During 2008 we received a $1 million indemnification holdback relating to the sale of the North American Nipent rights, a $250,000 indemnification holdback, and a $400,000 annual payment relating to the sale of the remaining worldwide Nipent rights. In addition, in 2008 we reduced our price protection reserve by $426,000 and reversed $160,000 of residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. The sum of these 2008 transactions, $2,236,000, was recorded as a gain on sale of products during the year ended December 31. 2008. Gain on sale of products for the year ended December 31, 2009 represented the receipt of a $500,000 annual payment from Mayne/Hospira relating to the sale of the worldwide rights for Nipent, a $75,000 reduction of our price protection reserve, and $20,000 relating to the reversal of a residual products return reserve that was no longer required due to the expiration of the contractual return period.

Other income (expense) (in thousands)	2009	2008	2007
Interest income	$686	$2,193	$4,017
Other than temporary decline in value of investments	—	(3,055)	(65)
Other income	—	34	40
Income tax benefit (provision)	886	48	(411)

        The declines in interest income have been due primarily to significant declines in interest rates.

        During the years ended December 31, 2008 and 2007, we recorded write-downs of $3,055,000 and $65,000, respectively, related to other than temporary declines in the values of two of our equity investments. We had no similar write-downs in 2009.

        Other income primarily represented transaction gains on foreign currency exchange relating to activities of our subsidiary EuroGen. EuroGen discontinued selling Nipent in 2007, and EuroGen was liquidated as of October 1, 2008.

        In 2009, we recorded a tax benefit of $886,000, which was primarily due to the Worker, Home Ownership and Business Assistance Act of 2009, signed into law on November 6, 2009, that allowed for certain net operating losses to be used to eliminate or refund alternative minimum tax, as well as monetization of research credits and other state tax benefits. In 2008, we recorded a tax benefit of $48,000 due to estimated refundable research and development tax credits under a 2008 Housing Rescue bill. The tax provision recorded in 2007 reflected federal and state income taxes at statutory rates and the application of net operating loss carryforwards, offset by certain non-deductible expenses, including acquired in-process research and development expense.

Liquidity and Capital Resources

        Our cash, cash equivalents, and current and non-current marketable securities totaled $100.8 million at December 31, 2009, compared to $88.3 million at December 31, 2008.

        Net cash provided by operating activities was $8.7 million in 2009, and consisted primarily of the net income of $4.7 million, depreciation of $1.2 million, stock based compensation expense of $2.5 million, and an increase in deferred revenue from entering into the GSK agreements in 2009 of $2.4 million, offset in part by an $818,000 increase in income tax receivable and a $1.1 million decrease in accounts payable and other liabilities. Net cash used in operating activities was $1.7 million in 2008, and consisted primarily of the net loss of $9.1 million and recognition of gain on sale of products of $1.6 million, offset in part by non-cash depreciation and amortization of $1.6 million, other than temporary declines in the value of investments of $3.1 million, stock based compensation expense of $2.8 million, and non-cash acquired in-process research and development expenses of $2.4 million. Net cash used in operating activities was $5.8 million in 2007, and consisted primarily of the net income of $13.1 million, plus the non-cash impacts of acquired in-process research and development expenses of $10 million, non-cash stock-based compensation expense of $4.3 million, and depreciation and amortization of $2 million. We also had a decrease in accounts receivable of $1.9 million due to the sale of our commercial operations, all more than offset by a decrease in accounts payable and other liabilities of $2.8 million, and the recognition of and change in the deferred gain on sale of products of $34.6 million.

        Net cash used in investing activities was $52.6 million in 2009, and consisted primarily of $133.3 million for the purchase of marketable securities and $1 million for purchases of property and equipment, offset in part by $81.2 million in maturities of marketable securities. Net cash used in investing activities was $27.6 million in 2008, and consisted primarily of purchases of marketable securities of $46 million and property and equipment of $1.1 million, offset in part by proceeds from maturities of marketable securities of $17.9 million and the sale of products of $1.6 million. Net cash provided by investing activities was $12.4 million in 2007, and consisted primarily of milestone payments of $17.1 million from Mayne relating to the sale of the North American rights to Nipent, $5.1 million from Mayne for the sale of the remaining worldwide rights to Nipent, $1.5 million in maturities of marketable securities, and $1.2 million for the sale of products to Intas, partially offset by $10.9 million for purchases of marketable securities and $1.7 million for purchases of property and equipment.

        Net cash provided by financing activities was $2.7 million in 2009, and related primarily to proceeds from the issuance of common stock to GSK, as well as proceeds from the issuance of common stock upon exercise of stock options and issuances under our employee stock purchase plan.

Net cash provided by financing activities was $142,000 in 2008 and $3.8 million in 2007, and consisted of proceeds from the issuance of common stock upon exercise of stock options and warrants as well as issuances under our employee stock purchase plan.

        Our contractual obligations as of December 31, 2009 are as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years
Operating leases, net of subleases	$2,801	$2,279	$522	$—	$—

Total contractual cash obligations	$2,801	$2,279	$522	$—	$—

        Our principal administrative facility is currently located in leased general office space, containing approximately 50,000 square feet, in Dublin, California, under a lease that expires in November 2010. Our drug formulation laboratory operations are located in a 10,000 square foot industrial building that we own in Pleasanton, California. We are currently leasing 11,700 square feet of space for our drug discovery laboratory operations in Salt Lake City, Utah. The lease on this space expires in May 2012. We are currently exploring various options to address our space needs in all three locations, which would significantly increase our future lease obligations beyond those noted in the table above.

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of our agreement with AVI BioPharma, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. However, no significant development efforts have been incurred for Avicine since 2003 and none are anticipated in the near future. We are unable to determine precisely when and if our payment obligations under our agreement with AVI will become due as these obligations are based on milestone events the achievement of which is subject to a significant number of risks and uncertainties. Because some of the milestone events are revenue-related and the payment obligation would not be triggered absent our receipt of revenues, we may be able to use funds generated from revenues to make the milestone payments if they become due.

        We have financed our operations primarily through the issuance of equity and debt securities, the receipt of milestone, royalty and other payments in connection with collaborative agreements, and the sale of non-core assets. Based on our current forecasted product development activities, we believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements through at least December 31, 2011. We may pursue additional financing options, including the selling of additional shares of stock in public or private offerings.

        We believe that our need for additional funding will increase in the future, especially if we acquire new product technologies for development and sale, and our ability to continue raising funds from external sources will be critical to our success. We continue to actively consider future contractual arrangements that would require significant financial commitments. If we experience currently unanticipated cash requirements, we could require additional capital much sooner than presently anticipated. We may raise money by the sale of our equity securities or debt, or the exercise of outstanding stock options by the holders of such options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and on terms that are favorable to us, if at all. We may also choose to obtain funding through licensing and other contractual agreements. Such arrangements may require us to relinquish our rights to our technologies, products or marketing territories, or to grant licenses on terms that are not favorable to us. If we fail to obtain adequate funding in a timely manner, or at all, we will be forced to scale back our product development activities or our operations in a manner that will ensure we can discharge our obligations as they come due in the ordinary course of business.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that are currently material or reasonably likely to be material to our consolidated financial position or results of operations.

Liquidation of EuroGen Pharmaceuticals

        We established our European subsidiary, EuroGen Pharmaceuticals, Ltd. in 2001 to expand our commercial presence in Europe. Since that time, we changed our strategic focus due to the sublicense of Dacogen to MGI/Eisai in 2004 and the sale of Nipent to Mayne/Hospira in 2006 and 2007. As a result, in May 2008, we decided to discontinue our European operations and liquidate EuroGen. The liquidation was substantially completed by October 1, 2008. As part of this liquidation, we terminated the two employees at EuroGen as of September 30, 2008. As part of the employment agreements with these two employees, we were required to provide them with a twelve month notification period prior to termination. They continued to provide services from the May 2008 notification date through September 30, 2008, during which time they were compensated with their normal salary and benefits. At their termination date, we were obligated to pay these employees severance through the remainder of the twelve month notification period. During the year ended December 31, 2008, we recorded total severance costs of $420,000, which were recorded in selling, general and administrative expenses. We do not expect to incur any further severance costs related to this liquidation.

Income Taxes

        As of December 31, 2009, we have net operating loss carryforwards for federal income tax purposes of approximately $264 million which expire in the years 2012 through 2029, net operating loss carryforwards for state income tax purposes of approximately $136 million which expire in the years 2010 through 2029, federal research and development credit carryforwards of approximately $11 million, which expire in the years 2010 through 2029, and state research and development carryforwards of approximately $10 million, some of which expire in 2022 and some of which have no expiration. The realization of these future tax benefits is dependent upon our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, we believe that these benefits are not currently likely to be realized, and, accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

        Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

        We have no unrecognized tax benefits as of December 31, 2009. No interest and penalties expenses were recognized in the statements of operations for the years ended December 31, 2007, 2008 and 2009. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1994 forward due to net operating losses in tax years 1994 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

        Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, United States corporate obligations, and United States government obligations, we believe that our exposure to interest rate risk would not significantly affect our operations.

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

Equity Securities Market Price Risk

        As of December 31, 2009 and 2008, we owned 2,384,211 shares of AVI common stock that is traded on the NASDAQ exchange. The fair market value of this investment as of December 31, 2009 is $3.5 million. We recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. Decreases in the market price of the AVI stock may generate additional impairment charges in the future. Increases in the market price of the AVI stock will only generate gains in our statement of operations if the stock can be sold above its written-down cost per share of $1.12.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls were effective.

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

        Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2009. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control-Integrated Framework. Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2009 was effective.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report that the Company's internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SuperGen, Inc.

        We have audited SuperGen, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SuperGen, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, SuperGen, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SuperGen, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of SuperGen, Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 15, 2010

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information regarding our Board of Directors is incorporated by reference to the section entitled "Election of Directors" appearing in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement").

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Voting Securities of Principal Stockholders and Management" in the Proxy Statement. Information regarding our Equity Compensation Plans is incorporated by reference to the Proxy Statement.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

  3.
  Exhibits:

Exhibit Number	Description of Document
(d)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(l)3.2	Bylaws of the Registrant, as amended and restated through September 11, 2008.
(g)4.1	Specimen Common Stock Certificate.
(f)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(**)(i)10.2	2003 Stock Plan, as amended effective March 13, 2008.
(**)(i)10.3	2008 Employee Stock Purchase Plan.
(**)(b)10.4	Executive Employment and Confidential Information and Invention Assignment Agreement effective April 1, 2009 between Registrant and James Manuso.
(**)(c)10.5	Severance Benefit Plan for Officers.
(d)10.6	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P.
(k)10.7	Common Stock and Warrant Purchase Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(k)10.8	United States of America Sales, Distribution, and Development Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(j)10.9	Registration Rights Agreement dated April 4, 2000 between the registrant and AVI BioPharma, Inc.
(*)(g)10.10	License Agreement dated February 13, 2001 between the Registrant and Peregrine Pharmaceuticals, Inc.
(*)(h)10.11	Amended and Restated License Agreement effective September 21, 2004 between the Registrant and MGI PHARMA, Inc.
(h)10.12	Common Stock Purchase Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(h)10.13	Investor Rights Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.

Exhibit Number	Description of Document
(n)10.14	Amended and Restated Agreement and Plan of Merger and Reorganization, dated March 30, 2006, by and among SuperGen, Inc., King's Peak Acquisition Corporation, Montigen Pharmaceuticals, Inc., James Clarke, as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.
(o)10.15	Asset Acquisition Agreement, dated June 21, 2006, between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(m)10.16	Asset Acquisition Agreement Amendment dated August 22, 2006 between SuperGen, Inc. and Mayne Pharma (USA), Inc.
(a)10.17	Asset Acquisition Agreement, dated November 25, 2006, between SuperGen, Inc. and Mayne Pharma plc.
(*)(e)10.18	Amended and Restated Commercial Research and License Agreement dated November 6, 2009 between SuperGen, Inc. and GlaxoSmithKline.
(e)10.19	Common Stock Purchase Agreement dated October 22, 2009 between SuperGen, Inc. and GlaxoSmithKline.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Confidential treatment has been previously granted for certain portions of these exhibits.

(**)
Indicates a management contract or compensatory plan or arrangement.

(a)
Incorporated by reference from the Registrant's Report on Form 8-K dated November 25, 2006 filed with the Securities and Exchange Commission on November 28, 2006.

(b)
Incorporated by reference from the Registrant's Report on Form 8-K dated April 1, 2009 filed with the Securities and Exchange Commission on April 3, 2009.

(c)
Incorporated by reference from the Registrant's Report on Form 8-K dated October 28, 2008 filed with the Securities and Exchange Commission on October 31, 2008.

(d)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000.

(e)
Incorporated by reference form the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2009.

(f)
Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

(g)
Incorporated by reference from the Registrant's Report on Form 10-K/A filed with the Securities and Exchange Commission on May 12, 2003.

(h)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004.

(i)
Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-152811) filed with the Securities and Exchange Commission on August 6, 2008.

(j)
Incorporated by reference from the Registrant's Registration Statement on Form S-3 (Reg. No. 333-52326) filed with the Securities and Exchange Commission on December 20, 2000.

(k)
Incorporated by reference from the Registrant's Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

(l)
Incorporated by reference from the Registrant's Report on Form 8-K dated September 11, 2008 filed with the Securities and Exchange Commission on September 16, 2008.

(m)
Incorporated by reference from the Registrant's Report on Form 8-K dated August 22, 2006 filed with the Securities and Exchange Commission on August 28, 2006.

(n)
Incorporated by reference from the Registrant's Report on Form 8-K dated April 4, 2006 filed with the Securities and Exchange Commission on April 7, 2006.

(o)
Incorporated by reference from the Registrant's Report on Form 8-K dated June 21, 2006 filed with the Securities and Exchange Commission on June 27, 2006.

(b)
Exhibits.    See Item 15(a) above.

(c)
Financial Statement Schedules.    See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
SuperGen, Inc.

        We have audited the accompanying consolidated balance sheets of SuperGen, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SuperGen, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SuperGen, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Palo Alto, California March 15, 2010

SUPERGEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,682	$48,908
Marketable securities	89,515	37,787
Income tax receivable	904	86
Prepaid expenses and other current assets	1,150	1,221

Total current assets	99,251	88,002
Marketable securities, non-current	3,570	1,617
Property, plant and equipment, net	4,205	4,437
Goodwill	731	731
Other intangibles, net	—	106
Restricted cash	2,255	2,367
Other assets	505	505

Total assets	$110,517	$97,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,011	$2,614
Accrued liabilities	234	422
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Hospira, Inc.	50	125
Deferred revenue	509	—
Deferred rent	343	287
Accrued payroll and employee benefits	2,861	2,903

Total current liabilities	6,573	6,916
Deferred rent, non-current	19	358
Deferred revenue, non-current	1,939	—

Total liabilities	8,531	7,274

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 60,198,707 and 59,082,009 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	60	59
Additional paid in capital	457,714	452,524
Accumulated other comprehensive gain (loss)	797	(770)
Accumulated deficit	(356,585)	(361,322)

Total stockholders' equity	101,986	90,491

Total liabilities and stockholders' equity	$110,517	$97,765

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenues:
Royalty revenue	$41,156	$38,422	$22,333
Development and license revenue	97	—	—
Net product revenue	—	—	621

Total revenues	41,253	38,422	22,954
Costs and operating expenses:
Cost of product revenue	—	—	221
Research and development	29,689	32,685	23,423
Selling, general and administrative	8,994	11,119	13,520
Acquired in-process research and development	—	5,185	9,967
Gain on sale of products	(595)	(2,236)	(33,677)

Total costs and operating expenses	38,088	46,753	13,454

Income (loss) from operations	3,165	(8,331)	9,500
Interest income	686	2,193	4,017
Other than temporary decline in value of investments	—	(3,055)	(65)
Other income	—	34	40

Income (loss) before income tax benefit (provision)	3,851	(9,159)	13,492
Income tax benefit (provision)	886	48	(411)

Net income (loss)	$4,737	$(9,111)	$13,081

Net income (loss) per common share:
Basic	$0.08	$(0.16)	$0.23

Diluted	$0.08	$(0.16)	$0.23

Weighted average shares outstanding:
Basic	59,316	57,721	56,868

Diluted	59,340	57,721	57,301

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Gain (Loss)
			Additional Paid in Capital		Accumulated Deficit
	Shares	Amount				Total
Balances at January 1, 2007	55,177	$55	$429,147	$1,922	$(365,292)	$65,832
Comprehensive income:
Net income	—	—	—	—	13,081	13,081
Other than temporary decline in value of investments	—	—	—	65	—	65
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	(4,330)	—	(4,330)

Comprehensive income						8,816
Issuance of common stock for milestone payment	1,477	2	9,965	—	—	9,967
Issuance of common stock upon exercise of stock options	270	—	1,018	—	—	1,018
Issuance of common stock in connection with employee stock purchase plan	44	—	171	—	—	171
Issuance of common stock upon exercise of warrants	551	1	2,581	—	—	2,582
Compensation expense from stock option grants	—	—	4,269	—	—	4,269

Balances at December 31, 2007	57,519	58	447,151	(2,343)	(352,211)	92,655
Comprehensive loss:
Net loss	—	—	—	—	(9,111)	(9,111)
Other than temporary decline in value of investments	—	—	—	3,055	—	3,055
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	(1,482)	—	(1,482)

Comprehensive loss						(7,538)
Issuance of common stock for milestone payment	1,481	1	2,414	—	—	2,415
Issuance of common stock upon exercise of stock options	6	—	10	—	—	10
Issuance of common stock in connection with employee stock purchase plan	76	—	132	—	—	132
Compensation expense from stock option grants	—	—	2,817	—	—	2,817

Balances at December 31, 2008	59,082	59	452,524	(770)	(361,322)	90,491
Comprehensive income:
Net income	—	—	—	—	4,737	4,737
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	—	—	—	1,567	—	1,567

Comprehensive income						6,304
Issuance of common stock to GSK	990	1	2,454	—	—	2,455
Issuance of common stock upon exercise of stock options	60	—	128	—	—	128
Issuance of common stock in connection with employee stock purchase plan	67	—	101	—	—	101
Compensation expense from stock option grants	—	—	2,507	—	—	2,507

Balances at December 31, 2009	60,199	$60	$457,714	$797	$(356,585)	$101,986

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$4,737	$(9,111)	$13,081
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,221	1,134	975
Amortization of intangibles	106	426	1,056
Other than temporary decline in value of investments	—	3,055	65
Stock-based compensation expense	2,507	2,817	4,269
Recognition of gain on sale of products	(500)	(1,650)	(23,400)
Acquired in-process research and development	—	2,415	9,967
Changes in operating assets and liabilities:
Accounts receivable	—	129	1,891
Income tax receivable	(818)	(86)	—
Prepaid expenses and other assets	71	(490)	411
Inventories	—	—	223
Restricted cash	112	169	84
Accounts payable and other liabilities	(1,116)	(44)	(2,808)
Deferred gain on sale of products	(75)	(426)	(11,154)
Deferred revenue	2,448	—	(459)

Net cash provided by (used in) operating activities	8,693	(1,662)	(5,799)

Investing activities:
Purchases of marketable securities	(133,310)	(45,958)	(10,864)
Maturities of marketable securities	81,196	17,866	1,501
Purchases of property and equipment	(989)	(1,136)	(1,658)
Proceeds from sale of products	500	1,601	23,400

Net cash provided by (used in) investing activities	(52,603)	(27,627)	12,379

Financing activities:
Proceeds from issuance of common stock	2,684	142	3,771

Net cash provided by financing activities	2,684	142	3,771

Net increase (decrease) in cash and cash equivalents	(41,226)	(29,147)	10,351
Cash and cash equivalents at beginning of period	48,908	78,055	67,704

Cash and cash equivalents at end of period	$7,682	$48,908	$78,055

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Montigen acquisition	$—	$2,415	$9,967
Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the year	$—	$118	$480

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

Principles of Consolidation

        Our consolidated financial statements include the accounts of SuperGen, Inc. and its wholly-owned subsidiaries. EuroGen and the other wholly-owned subsidiaries were liquidated during 2008. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassification of Prior Year Balances

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation. $287,000 of deferred rent as of December 31, 2008 has been reclassified to short-term. Income tax receivable of $86,000 as of December 31, 2008 has been included on a separate line item on the balance sheet and the change in income tax receivable during the year ended December 31, 2008 has been included on a separate line item on the statement of cash flows.

Foreign Currency

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Foreign currency assets and liabilities have been remeasured into U.S. dollars at the current exchange rates as of the applicable balance sheet date, except for nonmonetary assets and liabilities, which have been remeasured at historical exchange rates. Revenue and expenses have been remeasured at the average exchange rate prevailing during the period, except for those expenses related to the previously noted balance sheet amounts, which were remeasured at historical exchange rates. Gains and losses resulting from foreign currency remeasurement were included in other income or expense in the accompanying consolidated statements of operations. These gains and losses ceased as of October 1, 2008 due to the liquidation of our foreign subsidiaries as of that date.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

        Advance payments received in excess of amounts earned are classified as deferred revenue until earned. We enter into revenue arrangements with multiple deliverables, such as intellectual property rights and research and development services. For these arrangements, we generally do not meet the criteria to separate the deliverables for revenue recognition and we treat the deliverables as a combined unit of accounting. As such, non-refundable up-front payments received in connection with research and license agreements are deferred and recognized on a straight-line basis over the relevant estimated periods of continuing involvement, generally the research term. We re-evaluate the period of continuing

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

involvement each reporting period and adjust our estimates accordingly. We recognize milestone fees upon completion of specified substantive at-risk milestones according to the related contract terms. We recognize royalty revenue when we receive the related royalty statement because we do not have sufficient ability to accurately estimate the underlying sales prior to that time.

        We ceased selling products in the United States in August 2006 and in Europe in April 2007. We had no product revenues in 2009 or 2008. Our net product revenues in 2007 consisted entirely of sales of Nipent. We recognized sales revenue upon shipment, provided that title to the products had been transferred at the point of shipment; if title of product transferred at point of receipt by the customer, revenue was recognized upon customer receipt of the shipment, and collectibility was reasonably assured, with allowances provided for bad debt, estimated returns, and estimated cash discounts and chargebacks. We recorded estimated allowances for sales reserves against product revenues for returns, cash payment discounts, and chargebacks based on historical return patterns for returns and contractual terms and expectations regarding utilization rates for discounts and chargebacks. The allowance for bad debts was zero at December 31, 2009 and 2008. The allowance for sales returns included in accrued liabilities was zero at December 31, 2009 and $20,000 at December 31, 2008. We recorded no provisions for returns and allowances in 2009 or 2008, and $48,000 in 2007.

        Our principal customers were clinics, hospitals, hospital buying groups, drug distributors, and wholesalers in the United States and Europe. We did not require collateral from our customers. We operate in one business segment—human therapeutics. In 2007, 100% of our net product revenue was from the European Union ("EU").

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

Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents include bank demand deposits, certificates of deposit, commercial paper, and marketable securities with maturities of three months or less when purchased, and money market funds which invest primarily in U.S. government and U.S. government agency obligations. These instruments are highly liquid and market risk is minimized by investing in highly rated securities. Cash equivalents are reported at fair value.

        Marketable securities consist of corporate or government agency debt securities and equity securities that have a readily ascertainable market value based on quoted market prices or other observable inputs and are readily marketable. These investments are reported at fair value. All cash equivalents and marketable securities are designated as available-for-sale, with unrealized gains and losses included in accumulated other comprehensive gain or loss in stockholders' equity. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

        During the years ended December 31, 2008 and 2007, we recorded write-downs of $3,055,000 and $65,000, respectively, related to other than temporary declines in the values of two of our equity investments. We had no such write-downs in 2009. The cost of securities sold and the amount reclassified out of accumulated other comprehensive gain or loss into earnings is based on the specific identification method.

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of December 31, 2009 and 2008 we held one such investment with a carrying amount of $500,000. This investment is included in other assets on the consolidated balance sheets. We periodically review this investment carried at cost and evaluate whether an impairment has occurred. We believe this equity investment continues to be realizable.

Fair Value of Financial Instruments

        ASC 820, "Fair Value Measurements and Disclosures," provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On January 1, 2008, we adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of ASC 820 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On January 1, 2009, we adopted the sections of ASC 820 regarding non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and such adoption did not have any impact on our consolidated financial statements as of December 31, 2009.

        Fair value is defined as as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs that may be used to measure fair value under the fair value hierarchy:

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

        The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2009
Money market funds	$—	$4,713	—	$4,713
Commercial paper	—	29,986	—	29,986
U.S. government and U.S. government agency notes	—	59,529	—	59,529
Equity securities	3,570	—	—	3,570

	$3,570	$94,228	—	$97,798

At December 31, 2008
Money market funds	$—	$21,996	—	$21,996
Commercial paper	—	25,789	—	25,789
U.S. government agency notes	—	35,184	—	35,184
Equity securities	1,617	—	—	1,617

	$1,617	$82,969	—	$84,586

Restricted Cash and Investments

        Under one of our operating lease agreements as noted in Note 12 below, we are required to set aside cash and/or investments as collateral. At December 31, 2009 and 2008, we had $2,255,000 and $2,367,000, respectively, of restricted cash related to this agreement.

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

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment consist of the following at December 31 (in thousands):

	2009	2008	Estimated Useful Lives
Land	$324	$324	N/A
Building	2,671	2,638	31 years
Leasehold improvements	2,757	2,757	5-10 years
Equipment	4,367	3,404	5 years
Furniture and fixtures	3,018	3,219	3-5 years
Construction in process	—	22	N/A

Total property and equipment	13,137	12,364
Less accumulated depreciation and amortization	(8,932)	(7,927)

Property, plant and equipment, net	$4,205	$4,437

Goodwill

        Goodwill is reviewed annually, or more frequently if impairment indicators arise, for impairment.

Intangible Assets

        In April 2006, we acquired certain intangible assets relating to our acquisition of Montigen Pharmaceuticals, Inc. ("Montigen") (see Note 7 below). We assigned values of $235,000 to assembled workforce and $1,042,000 to the CLIMB™ technology platform, which were amortized over three years, the estimated useful lives of the assets. Both the assembled workforce and the CLIMB technology were fully amortized at December 31, 2009.

        Intangible assets with finite useful lives were amortized over their respective useful lives. The carrying amounts of these intangible assets were reviewed whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable. Recoverability of these assets was measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset was expected to generate. If the asset was considered to be impaired, the amount of any impairment would be measured as the difference between the carrying value and the fair value of the impaired asset.

Major Customers

        During 2009, 2008, and 2007, 100% of our royalty revenue was received from MGI PHARMA/Eisai Corporation related to Dacogen sales (see Note 5 below). During 2009, 100% of our development and license revenue was received from GlaxoSmithKline (see Note 6 below). As noted above, we ceased selling products in April 2007.

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted net income (loss) per common share (in thousands):

	Year ended December 31,
	2009	2008	2007
Weighted-average common shares outstanding used in calculation of basic net income (loss) per share	59,316	57,721	56,868
Dilutive stock options and warrants	24	—	433

Weighted-average common shares outstanding used in calculation of diluted net income (loss) per share	59,340	57,721	57,301

Outstanding stock options and warrants outstanding at year-end that are not included in dilutive net income (loss) per share as they had an antidilutive effect	8,760	9,140	7,035

Long-lived Assets

        We evaluate long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No such impairment has been recorded through December 31, 2009. As of both December 31, 2009 and 2008, 100% of our long-lived assets were located in the U.S.

Recent Accounting Pronouncements

        In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to change the existing criteria for separating consideration in multiple-deliverable arrangements and require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us beginning January 1, 2011. We are currently evaluating the impact of the pending adoption of the ASU on our consolidated financial statements and cannot estimate the impact of adoption at this time.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Available-for-Sale Securities

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Money market funds	$4,713	$—	$—	$4,713
U.S. corporate debt securities	29,987	—	(1)	29,986
Debt securities issued by U.S. government and U.S. government agencies	59,575	12	(58)	59,529
Marketable equity securities	2,726	844	—	3,570

Total	$97,001	$856	$(59)	$97,798

At December 31, 2008
Money market funds	$21,996	$—	$—	$21,996
U.S. corporate debt securities	25,776	13	—	25,789
Debt securities issued by U.S. government agencies	34,858	326	—	35,184
Marketable equity securities	2,726	—	(1,109)	1,617

Total	$85,356	$339	$(1,109)	$84,586

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2009
Amounts included in cash and cash equivalents	$4,713	$—	$—	$4,713
Marketable securities, current	89,562	12	(59)	89,515
Marketable securities, non-current	2,726	844	—	3,570

Total	$97,001	$856	$(59)	$97,798

At December 31, 2008
Amounts included in cash and cash equivalents	$45,173	$9	$—	$45,182
Marketable securities, current	37,457	330	—	37,787
Marketable securities, non-current	2,726	—	(1,109)	1,617

Total	$85,356	$339	$(1,109)	$84,586

        At December 31, 2009, we held $94,228,000 of debt securities, all of which were due in one year or less based on their contractual maturities.

        Realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2009, 2008, and 2007 were not material.

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making this determination, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in a continuous unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. During the years ended December 31, 2008 and 2007, we recorded write-downs of $3,055,000 and $65,000, respectively,

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Available-for-Sale Securities (Continued)

related to other than temporary declines in the values of two of our equity investments. We had no such write-downs in 2009. At December 31, 2009, we have 14 individual debt securities with a fair value of $56,591,000 that have been in an unrealized loss position for less than a year. Such losses were not related to changes in credit risk and were deemed to be temporary.

3.    Stockholders' Equity

Warrants

        At December 31, 2009, we had no outstanding warrants to purchase shares of our common stock.

Stock Reserved for Future Issuance

        At December 31, 2009, we have reserved shares of common stock for future issuance as follows:

Stock options outstanding	9,369,905
Stock options available for grant	1,478,008
Shares available for Employee Stock Purchase Plan	145,798

10,993,711

4.    Stock-Based Compensation

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began November 15, 2009 and is scheduled to end on May 14, 2010.

        We recognized $2,507,000, $2,817,000, and $4,269,000 in stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts have been recorded in research and development expenses or selling, general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

	Year ended December 31
	2009	2008	2007
Expected volatility	65.9%	74.8%	61.5%
Expected life (in years)	5.91	5.33	5.21
Risk-free interest rate	2.36%	3.23%	4.65%
Dividend yield	—	—	—

        The fair value of ESPP shares is estimated also using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

	Year ended December 31
	2009	2008	2007
Expected volatility	61.3%	75.3%	66.4%
Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	2.90%	2.32%	4.28%
Dividend yield	—	—	—

        We compute expected volatility using a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We do not rely exclusively on implied volatility because options on SuperGen stock with remaining terms of greater than one year are not regularly traded in the market. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee and director population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable of achievement, expense is recorded over the estimated service period.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used an estimated forfeiture rate of 6.91% in 2009, 7.40% in 2008, and 9.63% in 2007. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

        A summary of the Company's stock options as of December 31, 2009 and activity during the three years then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2007	6,615,153	$8.75
Granted	2,221,665	5.26
Exercised	(270,526)	3.79
Forfeited	(196,788)	5.47
Expired	(1,082,698)	11.75

Balance at December 31, 2007	7,286,806	7.52
Granted	1,275,694	2.69
Exercised	(6,100)	1.75
Forfeited	(88,053)	3.53
Expired	(463,371)	8.42

Balance at December 31, 2008	8,004,976	6.74
Granted	2,273,704	1.95
Exercised	(59,802)	2.14
Forfeited	(521,253)	3.41
Expired	(327,720)	10.54

Balance at December 31, 2009	9,369,905	$5.66	6.19	$1,687,942

Vested or expected to vest at December 31, 2009	8,838,206	$5.71	6.12	$1,561,802

Exercisable at December 31, 2009	6,753,777	$6.31	5.52	$767,084

	Year ended December 31,
	2009	2008	2007
Weighted average grant-date fair value of options granted	$1.18	$1.70	$3.00
Intrinsic value of options exercised (i.e. difference between the market price at exercise and the price paid to exercise the options)	35,567	4,860	510,000
Cash received from exercise of options	127,788	10,675	1,018,000

        As of December 31, 2009, there was $2,146,000 of total unrecognized compensation expense related to unvested stock-based awards. This expense is expected to be recognized over a weighted average period of 2.06 years.

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

        In May 2006, the FDA approved Dacogen for the treatment of patients with MDS and MGI commenced commercial sales of Dacogen in the United States. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales. During the years ended December 31, 2009, 2008, and 2007, we recorded royalty revenue of $41,156,000, $38,422,000, and $22,333,000, respectively.

        In July 2006, MGI/Eisai executed an agreement to sublicense Dacogen to Cilag GmbH, a Johnson & Johnson company (also known as Janssen-Cilag), granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of certain payments MGI/Eisai receives as a result of any sublicenses. As a result of both the original agreement with MGI/Eisai and this sublicense with Cilag GmbH, we may receive up to $17.5 million in future milestone payments as they are achieved for Dacogen sales globally. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.

6.    Agreements with GlaxoSmithKline

        In October 2009, we entered into two agreements with GlaxoSmithKline ("GSK"): (1) a Commercial Research and License Agreement (the "License Agreement") and (2) a Common Stock Purchase Agreement (the "Purchase Agreement"). These agreements have been combined and accounted for as one arrangement with one unit of accounting.

        Pursuant to the terms of the License Agreement, we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics. At the end of the research term, or earlier if GSK elects, GSK may exercise its option to license from us the compounds that are the result of the joint research effort in order to continue the development and ultimately commercialize and sell the products worldwide.

        Upon execution of the License Agreement, we received an upfront payment of $2 million from GSK, which was initially recorded as deferred revenue. GSK is obligated to make certain additional payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The License Agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us sales milestone payments as well as royalties on annual net sales of such products. Total potential development and commercialization milestones

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Agreements with GlaxoSmithKline (Continued)

payable to us could exceed $375 million. The tiered royalties, into double digit magnitudes, will be paid on a country-by-country and product-by-product basis.

        Pursuant to the Purchase Agreement, we also received $3 million from GSK for the purchase of shares of our common stock. The purchase price per share was based on 110% of the average closing price of our common stock for the thirty day period preceding the closing date. This resulted in the issuance of 990,099 shares of our common stock. The fair market value of the shares issued was $2,455,000, based upon the market value of our common stock on the date the transaction was executed and the number of shares to be issued was fixed, and the premium of $545,000 was recorded as additional deferred revenue. The total deferred revenue related to GSK of $2,545,000 is being recognized ratably over five years, the expected term of our substantive performance obligations under the License Agreement. For the year ended December 31, 2009, we recognized $97,000 of the deferred revenue as development and license revenue.

7.    Acquisition of Montigen Pharmaceuticals, Inc.

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

        Pursuant to the terms of the agreement, we paid the Montigen stockholders a total of $17.9 million upon the closing of the transaction in cash and shares of SuperGen common stock. The acquisition of Montigen was accounted for as an acquisition of assets. The results of operations of Montigen since April 2006 have been included in our consolidated financial statements and primarily consist of research and development expenses.

        As part of the acquisition of Montigen, we acquired certain intangible assets. We assigned values of $235,000 to assembled workforce and $1,042,000 to the CLIMB™ technology platform, which were amortized over three years, the estimated useful lives of the assets. Both the assembled workforce and the CLIMB technology were fully amortized at December 31, 2009.

        The acquisition agreement required us to pay the former Montigen stockholders an additional $22 million in shares of SuperGen common stock, contingent upon the achievement of specific regulatory milestones. In April 2007, the first Montigen compound, amuvatinib (MP-470), received clearance from the FDA to begin Phase I clinical trials, triggering the first contingent milestone payment to the former Montigen stockholders of $10 million, which we paid through the issuance of 1,477,000 shares of our common stock. The calculation of the number of shares used for the payment was based on the average closing price of our stock on the five days preceding the payment. This payment was recorded as acquired in-process research and development expense in 2007. In November 2008, a second Montigen compound, SGI-1776, received clearance from the FDA to begin Phase I clinical trials, triggering a second contingent milestone payment to the former Montigen stockholders of $5.2 million. This milestone was paid through the combination of a cash payment of $2,770,000 and the issuance of 1,481,000 shares of our common stock. The calculation of the number of shares used for the common stock portion of the payment was based on the average closing price of our stock on the five days preceding the payment. This payment was recorded as acquired in-process research and development expense in 2008. There is a $6.8 million remaining future contingent regulatory milestone payment due to the former Montigen stockholders when and if the related milestone is achieved, which will be recorded as additional acquired in-process research and development expense.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Nipent Sale Transactions

Sale of North American Rights

        In August 2006, we executed an Asset Acquisition Agreement with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to our products Nipent and SurfaceSafe® cleaning system. We received cash proceeds of $13,395,000, which represented the purchase price per the agreement, reduced by a number of adjustments and holdbacks, including a $5 million supply holdback and a $1 million indemnification holdback.

        The supply holdback was to be retained by Mayne until the following three events occurred: (1) the qualification of an FDA approved manufacturer of Nipent, (2) the execution of a commercial supply agreement between Mayne and an approved manufacturer, and (3) acceptance of the first delivery under the commercial supply agreement. All of these events successfully occurred in 2007 and we received the $5 million supply holdback payment in December 2007.

        The indemnification holdback was to be held by Mayne for 18 months to cover any potential claims. We received the $1 million indemnification holdback in February 2008.

        In addition to the initial payment and holdbacks, we were entitled to receive annual deferred payments totaling $14,140,000 over the next five years based on achievement of specific annual sales targets by Mayne. A portion of these annual deferred payments could be accelerated under certain circumstances, including a change of control at Mayne. In February 2007, such a change of control occurred when Mayne was acquired by Hospira, Inc. As a result, we received an accelerated milestone payment of $10,312,000. In September 2007, we received the first annual sales milestone payment of $1,828,000. However, we did not receive subsequent annual sales milestone payments for 2008 or 2009 because Mayne/Hospira did not achieve the requisite Nipent sales targets.

        In conjunction with the Asset Acquisition Agreement with Mayne/Hospira, we also entered into a related Transition Services Agreement, under which we agreed to provide certain transition services to Mayne/Hospira. This included utilization of our sales and marketing personnel during a six month transition period, for which we were reimbursed by Mayne/Hospira. The transition services period ended on February 21, 2007. During the year ended December 31, 2007, we billed $481,000 for services provided to Mayne/Hospira, which were recorded as a reduction of our selling, general and administrative operating expenses. No comparable services were provided during the years ended December 31, 2008 or 2009.

        There were a number of additional obligations under the Asset Acquisition Agreement, including the following:

  Development Plan Payments—We were obligated to pay all remaining amounts due under a validation and supply agreement for qualification of a Nipent manufacturing facility. This provision related directly to the $5 million supply holdback noted above. During the year ended December 31, 2007, we incurred $31,000 of costs related to this obligation, which was charged to research and development expense. No costs were incurred during the years ended December 31, 2008 or 2009. The Nipent manufacturing facility was qualified in 2007 and is providing Nipent to Mayne/Hospira.

  Retention and Severance Costs—We were obligated to pay all retention and severance costs for employees that continued to perform services under the Transition Services Agreement. During the year ended December 31, 2007, we recorded $187,000 of retention and severance costs, which were

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Nipent Sale Transactions (Continued)

  recorded in selling, general and administrative expenses. The transition services period ended on February 21, 2007. As a result, no retention and severance costs were incurred during the years ended December 31, 2008 or 2009.

  Price Protection—We are obligated to reimburse Mayne/Hospira for three years from the date of the agreements for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the commercial supply agreement noted above. Mayne negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, during 2007 we initially estimated our price protection exposure over the three year period to be $600,000. During 2008, we paid Mayne/Hospira $49,000 relating to this obligation for the first of the three years covered under this agreement. At December 31, 2008, based on the updated estimates of manufacturing yields and sales trends for Nipent, we reduced the price protection reserve by $426,000 and computed our remaining potential liability for the remaining two years at $125,000, which comprised the deferred gain on sale of products in the accompanying balance sheet as of December 31, 2008. At December 31, 2009, we reduced the deferred gain on sale to $50,000, based on updated estimates of manufacturing yields and requirements and sales trends for the remaining year of the agreement. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

Sale of Remaining Worldwide Rights

        In April 2007, we closed another transaction with Mayne/Hospira completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. We received an initial up-front payment of $3,750,000, plus an additional $389,000 for the carrying value of the remaining Nipent inventory. The balance of the purchase price is guaranteed and payable in five installments over a five year period on the anniversary of the closing date, except for $1.25 million in holdbacks. The holdbacks consisted of a $1 million supply holdback, which was related to the North American $5 million holdback, and a $250,000 indemnification holdback that was to be retained by Mayne for 18 months. We received the $1 million supply holdback in December 2007 and the $250,000 indemnification holdback in November 2008.

Recognition of Gain on Sale of Products

        From the initial cash proceeds from the North American transaction of $13,395,000 received in August 2006, the accelerated milestone payment of $10,312,000 received in February 2007, and $4,012,000 in net proceeds from the sale of the remaining worldwide rights received in April 2007, we deducted the value of net assets delivered to Mayne/Hospira, including inventory, prepaid expenses, and manufacturing equipment, certain legal fees, and the reimbursement of alternative supply costs, and initially deferred amounts for additional alternative supply reimbursements and price protection exposure. This resulted in an initial net gain of $24,601,000, which was deferred until Mayne entered into a supply agreement with an FDA approved manufacturing site during the second quarter of 2007, after which we could estimate our price protection exposure. The remaining balance of the deferred gain on sale of products of $125,000 at December 31, 2008 and $50,000 at December 31, 2009 consists solely of the estimated price protection exposure.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Nipent Sale Transactions (Continued)

        We recorded the initial net gain on sale of $24,601,000 during 2007 once we were able to estimate our price protection exposure. This amount, plus the North American sales milestone payment of $1,828,000 received in September 2007, and the supply holdback payments of $5 million and $1 million received in December 2007, resulted in a total of $32,429,000 recorded as gain on sale of products during the year ended December 31, 2007. As noted above, during 2008 we received a $1 million indemnification holdback relating to the sale of the North American rights, a $400,000 annual installment payment relating to the sale of the remaining worldwide rights, and a $250,000 indemnification holdback relating to the sale of the remaining worldwide rights. During 2008, we also reduced our price protection reserve by $426,000 and reversed $160,000 of residual products return reserve for Nipent as the reserve was no longer required due to the expiration of the contractual return period. The sum of these 2008 transactions, $2,236,000, was recorded as a gain on sale of products during the year ended December 31, 2008. During 2009, we received a $500,000 installment payment relating to the sale of the remaining worldwide rights and reduced our price protection reserve by $75,000, resulting in $575,000 which was recorded as gain on sale of products during the year ended December 31, 2009.

        Due to the Company's determination that the Nipent operations sold to Mayne/Hospira did not represent a separate component of the Company and the Company's continuing involvement with the Nipent operations, resulting from entering into the related agreements and the additional obligations as described above, we have reflected activities related to the Nipent and SurfaceSafe businesses in operating activities for all periods presented.

Termination of Nipent Distribution Rights

        On June 1, 2006, we entered into an agreement with Wyeth to terminate the European distribution of Nipent by Wyeth and transition distribution to SuperGen. In connection with the execution of the agreement, we paid Wyeth $2.1 million in consideration for the acceleration of the transfer of the Nipent European distribution rights and the net profit amounts to be paid by Wyeth as described below. The original distribution and supply agreement with Wyeth would have terminated on its own terms at no cost to SuperGen over a period of time, varying by country, through March 2007.

        We recorded the initial $2.1 million payment to Wyeth as prepaid distribution and marketing rights, and amortized it as a reduction of product revenue over 10 months, which corresponded to the termination acceleration period of June 2006 through March 2007. The payment was fully amortized at March 31, 2007. We recognized the revenue, and related cost of revenue, when the vials were delivered to the end customer by Wyeth. During the year ended December 31, 2007, we recorded $257,000 of net profit from Wyeth, which was included in net product revenue. We had no similar revenue for the years ended December 31, 2009 or 2008.

9.    Acquisition and Transfer Agreements

Sale of Products to Intas Pharmaceuticals

        In April 2007, we sold the rights to anticancer agents mitomycin and paclitaxel to Intas Pharmaceuticals Ltd. ("Intas") for an aggregate purchase price of $1.2 million. We also sold related inventory with the transaction for $146,000. In May 2007, we sold the rights to generic etoposide to Intas for $70,000. After deducting inventory costs and other fees, we recognized a net gain on sale of products of $1,248,000 during the year ended December 31, 2007, relating to the sale of these non-core

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Acquisition and Transfer Agreements (Continued)

assets. In the year ended December 31, 2009, we reversed $20,000 of residual products return reserve related to mitomycin as the reserve was no longer required due to the expiration of the contractual return period. This was recorded as additional gain on sale of products.

Peregrine Pharmaceuticals—VEGF License

        In February 2001, we completed a transaction to license a platform drug-targeting technology known as Vascular Targeting Agent from Peregrine Pharmaceuticals ("Peregrine"). The licensed technology is specifically related to Vascular Endothelial Growth Factor ("VEGF"). The agreement required an up-front payment of $600,000, which included the acquisition of 150,000 shares of Peregrine. These shares are carried as part of Marketable securities—non-current.

        The terms of the agreement required that we pay milestone payments and royalties to Peregrine based on the net revenues of any drugs commercialized using the VEGF technology. These payments could ultimately total $8 million. No milestone or royalty payments have been made under the agreement to date. In addition, we were required to pay Peregrine an annual license fee until the first filing of an Investigational New Drug Application ("IND") utilizing the licensed patents. During the years ended December 31, 2009, 2008, and 2007, we paid Peregrine license fees of $175,000, $150,000, and $125,000, respectively, in connection with this agreement. The annual license fees paid to Peregrine have been charged to research and development expense.

        In August 2006, we sublicensed the VEGF technology to Targa Therapeutics Corp. ("Targa"). In connection with this sublicense, Targa agreed to develop and commercialize the VEGF technology and was obligated to pay us a sublicense fee. Targa also agreed to reimburse us for royalties due to Peregrine on licensed product sales and, upon the achievement of milestones under the original license agreement, agreed to reimburse us for amounts equal to such milestone payments. For the years ended December 31, 2009 and 2007, we received sublicense fees of $175,000 and $100,000, respectively, from Targa which were credited to research and development expense. We did not receive a sublicense fee from Targa for the year ended December 31, 2008.

        We terminated our sublicense with Targa as of December 31, 2009. In addition, on December 31, 2009 we sent a letter to Peregrine terminating the original license agreement effective February 1, 2010. Therefore, as of December 31, 2009, no amounts are payable or will become payable to Peregrine under the license agreement and no amounts will be received from Targa.

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

        In July 2000, we finalized an agreement with AVI to obtain the U.S. marketing rights for Avicine. We issued 347,826 shares of our common stock along with $5 million in cash to AVI, in exchange for

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    AVI BioPharma, Inc. (Continued)

1,684,211 shares of AVI common stock. As part of this agreement, we obtained the right of first discussion to all of AVI's oncology compounds and an option to acquire up to 1,665,478 shares of AVI's common stock, subject to anti-dilution provisions, for $35.625 per share. This option is exercisable for a three-year period commencing on the earlier of the date the FDA accepts the NDA submitted for Avicine or the date on which the closing price of AVI's common stock exceeds the option exercise price. We have accounted for the investment in AVI as an investment in equity securities that are available-for-sale as our ownership is less than 20% of AVI's outstanding shares. As of December 31, 2009, we held 2,384,211 shares of AVI common stock with a fair market value of $3,481,000.

        Avicine will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of this agreement, we are obligated to make additional payments to AVI based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years that could total $80 million. However, no significant development efforts have been incurred for Avicine since 2003 and none are anticipated in the near future. In 2003 and 2002, we recorded a total of $565,000 in research and development expenses for Avicine. At December 31, 2009 and 2008, this amount was still payable and is presented on the balance sheet as Payable to AVI BioPharma, Inc.

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

12.    Commitments and Contingencies

        We lease our primary administrative facility under a 10 year non-cancellable operating lease, which may be renewed for an additional five-year period. The terms of the lease require us to establish and maintain two irrevocable and unconditional letters of credit to secure our obligations under the lease. The domestic financial institution issuing the letters of credit requires us to collateralize our potential obligations under the lease by assigning to the institution approximately $2.3 million in certificates of deposit. The certificates of deposit are included in the balance sheet under Restricted cash. Upon achievement of certain milestones and the passage of time, the amounts of the letters of credit are subject to reduction or elimination. In August 2007, we subleased a portion of our primary administrative facility under a non-cancellable lease that terminates at the same time as our master lease.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies (Continued)

        Future minimum rentals and sublease income under all operating leases with terms greater than one year are as follows (in thousands):

Year ending December 31,	Minimum rental obligations	Sublease Income
2010	$2,498	$219
2011	339	—
2012	183	—
2013	—	—
2014 and thereafter	—	—

	$3,020	$219

        Rent expense was $2,194,000 in 2009, $2,256,000 in 2008, and $2,272,000 in 2007. These amounts are net of sublease income of $232,000 in 2009, $224,000 in 2008, and $108,000 in 2007.

        As noted in Note 7 above, we will pay the former Montigen stockholders an additional $6.8 million in shares of SuperGen common stock, contingent upon achievement of specific regulatory milestones.

        We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2009.

        We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. There are no material commitments for such payments as of December 31, 2009.

13.    Income Taxes

        For financial reporting purposes, our net income (loss) included the following components (in thousands):

	Year ended December 31,
	2009	2008	2007
Pre-tax income (loss):
United States	$3,851	$(17,903)	$13,908
Foreign	—	8,744	(416)

	$3,851	$(9,159)	$13,492

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes (Continued)

        Income tax benefit (provision) consisted of the following components (in thousands):

	Year ended December 31,
	2009	2008	2007
Current:
Federal	$835	$42	$(325)
State	51	6	(86)

Total current	886	48	(411)
Deferred	—	—	—

Total income tax benefit (provision)	$886	$48	$(411)

        The difference between the income tax benefit (provision) and the amount computed by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Income tax benefit (expense) at federal statutory rate	$(1,348)	$3,206	$(4,722)
State taxes (net of federal)	(178)	(205)	(1,335)
Unbenefitted foreign losses	—	—	(145)
Acquired in-process research and development	—	(1,815)	(3,489)
Non-deductible deferred compensation	(638)	(335)	(337)
Credits	890	1,626	1,396
Expired losses	—	(1,255)	(1,726)
Unrealized loss on investments	(636)	(636)	—
Nontaxable liquidation of foreign subsidiaries	—	3,061	—
Other	(65)	(197)	241
Change in valuation allowance	2,861	(3,402)	9,706

Total	$886	$48	$(411)

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

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$99,755	$102,464
Purchased in-process technology	3,285	3,866
Research and development credit carryforwards	17,535	17,389
Capitalized research and development	1,196	1,909
Investments	6,706	7,342
Deferred revenue	1,014	122
Other	6,683	5,943

	136,174	139,035
Valuation allowance	(136,174)	(139,035)

Net deferred tax assets	$—	$—

        The tax benefit of operating losses, temporary differences, and credit carryforwards is recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent upon our ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned tax benefits is not currently likely to be realized, and, accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $2,861,000 during the year ended December 31, 2009, increased by $3,402,000 during the year ended December 31, 2008, and decreased by $9,706,000 during the year ended December 31, 2007. Approximately $7,377,000 of the valuation allowance for deferred tax assets relates to excess tax benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

        Net operating losses and tax credit carryforwards as of December 31, 2009 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$264,410	2012 - 2029
Net operating losses, state	136,367	2010 - 2029
Tax credits, federal	11,039	2010 - 2029
Tax credits, state	9,933	2022 & no expiration

        Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating losses before utilization.

        We had no unrecognized tax benefits as of December 31, 2009 and 2008. Also, there are no accrued amounts for interest and penalties.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes (Continued)

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalties expenses have been recognized in the statements of operations for the years ended December 31, 2007, 2008 and 2009. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1994 forward due to net operating losses in tax years 1994 through 2005. We are subject to tax examinations in the United Kingdom from 2001 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

14.    Employee Benefit Plans

401(k) Profit Sharing Plan

        We have adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with a minimum of two months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched by the Company, up to 3% of each participant's annual compensation, up to $6,000 maximum per participant. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $214,000 in 2009, $161,000 in 2008, and $187,000 in 2007.

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

        In 2009, we issued 37,342 and 29,455 shares through the ESPP at $1.34 and $1.73, respectively. In 2008, we issued 37,965 and 37,405 shares through the ESPP at $2.13 and $1.36, respectively. In 2007, we issued 16,998 and 27,231 shares through the ESPP at $4.58 and $3.40, respectively. As of December 31, 2009, 145,798 shares are reserved for future issuance under the ESPP.

SUPERGEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Quarterly Financial Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2009
Royalty revenue	$12,913	$6,011	$10,357	$11,873
Development and license revenue	—	—	—	97
Net income (loss)	3,994	(2,427)	833	2,336
Basic and diluted net income (loss) per share.	0.07	(0.04)	0.01	0.04
2008
Royalty revenue	$8,138	$8,133	$10,209	$11,941
Net income (loss)	(1,070)	(4,879)	(569)	(2,593)
Basic and diluted net income (loss) per share.	(0.02)	(0.08)	(0.01)	(0.04)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March 2010.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES S.J. MANUSO (James S.J. Manuso)	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2010
/s/ MICHAEL MOLKENTIN (Michael Molkentin)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010
/s/ CHARLES J. CASAMENTO (Charles J. Casamento)	Director	March 15, 2010
/s/ THOMAS V. GIRARDI (Thomas V. Girardi)	Director	March 15, 2010
/s/ ALLAN R. GOLDBERG (Allan R. Goldberg)	Director	March 15, 2010
/s/ WALTER J. LACK (Walter J. Lack)	Director	March 15, 2010
/s/ MICHAEL D. YOUNG (Michael D. Young)	Director	March 15, 2010

S-1