Form 10-Q
period 2010-03-31
SUPERGEN INC
filed 2010-05-10
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 3, 2010 was 60,277,749.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,490	$7,682
Marketable securities	84,134	89,515
Income tax receivable	893	904
Prepaid expenses and other current assets	1,304	1,150

Total current assets	104,821	99,251
Marketable securities, non-current	2,906	3,570
Property, plant and equipment, net	4,107	4,205
Goodwill	731	731
Restricted cash	2,265	2,255
Other assets	505	505

Total assets	$115,335	$110,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,493	$2,011
Accrued liabilities	217	234
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Hospira, Inc.	50	50
Deferred revenue	509	509
Deferred rent	253	343
Accrued payroll and employee benefits	3,007	2,861

Total current liabilities	7,094	6,573
Deferred rent, non-current	17	19
Deferred revenue, non-current	1,811	1,939

Total liabilities	8,922	8,531

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 60,276,499 and 60,198,707 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	60	60
Additional paid in capital	458,114	457,714
Accumulated other comprehensive gain	150	797
Accumulated deficit	(351,911)	(356,585)

Total stockholders' equity	106,413	101,986

Total liabilities and stockholders' equity	$115,335	$110,517

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Royalty revenue	$14,293	$12,913
Development and license revenue	127	—

Total revenues	14,420	12,913
Operating expenses:
Research and development	7,436	7,334
General and administrative	2,361	2,225
Gain on sale of products	—	(500)

Total operating expenses	9,797	9,059

Income from operations	4,623	3,854
Interest income	51	270

Income before income tax provision	4,674	4,124
Income tax provision	—	(130)

Net income	$4,674	$3,994

Net income per common share:
Basic	$0.08	$0.07

Diluted	$0.08	$0.07

Weighted average shares outstanding:
Basic	60,210	59,084

Diluted	60,747	59,091

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income	$4,674	$3,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	305	310
Amortization of intangibles	—	106
Stock-based compensation expense	247	600
Recognition of gain on sale of products	—	(500)
Changes in operating assets and liabilities:
Income tax receivable	11	—
Prepaid expenses and other assets	(154)	(631)
Restricted cash	(10)	111
Accounts payable and other liabilities	519	(320)
Deferred revenue	(128)	—

Net cash provided by operating activities	5,464	3,670

Investing activities:
Purchases of marketable securities	(41,628)	(12,586)
Maturities of marketable securities	47,026	6,534
Purchases of property and equipment	(207)	(577)
Proceeds from sale of products	—	500

Net cash provided by (used in) investing activities	5,191	(6,129)

Financing activities:
Proceeds from issuance of common stock	153	6

Net cash provided by financing activities	153	6

Net increase (decrease) in cash and cash equivalents	10,808	(2,453)
Cash and cash equivalents at beginning of period	7,682	48,908

Cash and cash equivalents at end of period	$18,490	$46,455

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

        The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2009.

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

        We recognized $247,000 and $600,000 in stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2010	2009
Risk-free interest rate	3.17%	2.29%
Dividend yield	—	—
Expected volatility	60.19%	69.31%
Expected life (in years)	6.32	5.77

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 8.60% and 6.91%, respectively, for the three month periods ended March 31, 2010 and 2009. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of March 31, 2010 and activity during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	9,369,905	$5.66
Granted	240,000	3.11
Exercised	(77,792)	1.97
Forfeited	(25,000)	1.97
Expired	(171,978)	24.87

Balance at March 31, 2010	9,335,135	$5.28	6.15	$3,286,537

Vested or expected to vest at March 31, 2010	8,548,656	$5.25	6.09	$2,981,314

Exercisable at March 31, 2010	6,303,934	$5.62	5.50	$1,540,663

        The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 was $1.85. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2010 was $96,000 and the total amount of cash received from exercise of these options was $153,000.

        As of March 31, 2010, there was $2,079,000 of total unrecognized compensation expense related to unvested stock-based awards. This expense is expected to be recognized over a weighted average period of 2.12 years.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

        Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds which invest primarily in U.S. government obligations. Investments in marketable securities consist of equity securities and corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We designate all cash equivalents and marketable securities as available-for-sale, with unrealized gains and losses included as a component of equity.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2010
Money market funds	$16	$—	$—	$16
U.S. corporate debt securities	37,492	—	—	37,492
Debt securities issued by U.S. government and U.S. government agencies	61,171	5	(35)	61,141
Marketable equity securities	2,726	180	—	2,906

Total	$101,405	$185	$(35)	$101,555

At December 31, 2009
Money market funds	$4,713	$—	$—	$4,713
U.S. corporate debt securities	29,987	—	(1)	29,986
Debt securities issued by U.S. government and U.S. government agencies	59,575	12	(58)	59,529
Marketable equity securities	2,726	844	—	3,570

Total	$97,001	$856	$(59)	$97,798

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	March 31, 2010	December 31, 2009
Amounts included in cash and cash equivalents	$14,515	$4,713
Marketable securities, current	84,134	89,515
Marketable securities, non-current	2,906	3,570

Total	$101,555	$97,798

        At March 31, 2010, we held $98,649,000 of debt securities, all of which were due in one year or less based on their contractual maturities.

        In the three month periods ended March 31, 2010 and 2009, realized gains and losses calculated using the specific identification method were immaterial.

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making this determination, we considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' amortized cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. At March 31, 2010, we have 11 individual debt securities with a fair value of $39,316,000 that have been in

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

an unrealized loss position for less than a year. Such losses were not related to changes in credit risk and were deemed to be temporary.

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of March 31, 2010 and December 31, 2009, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition of and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

NOTE 4. FAIR VALUE MEASUREMENTS

        ASC 820, "Fair Value Measurements and Disclosures," provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements.

        Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The following three levels of inputs may be used to measure fair value under the fair value hierarchy:

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

        As of March 31, 2010, we held $101,555,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The fair valued assets we hold that are assessed under Level 2 included government-sponsored enterprise securities, U.S. Treasury bills, and commercial paper where fair value is based on valuation methodologies such as models using observable market inputs, including benchmark yields, reported trades, broker/dealer quotes, bids, offers and other reference data.

        The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2010
Money market funds	$—	$16	—	$16
Commercial paper	—	37,492	—	37,492
U.S. government and U.S government agency notes	—	61,141	—	61,141
Equity securities	2,906	—	—	2,906

	$2,906	$98,649	—	$101,555

At December 31, 2009
Money market funds	$—	$4,713	—	$4,713
Commercial paper	—	29,986	—	29,986
U.S. government agency notes	—	59,529	—	59,529
Equity securities	3,570	—	—	3,570

	$3,570	$94,228	—	$97,798

NOTE 5. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION

        In August 2004, we entered into a license agreement with MGI PHARMA, Inc., a Minnesota corporation ("MGI") relating to Dacogen® (decitabine) for Injection, an anti-cancer therapeutic. Pursuant to the terms of the license agreement, MGI received exclusive worldwide rights to the development, commercialization and distribution of Dacogen for all indications. We are entitled to royalties from MGI on all sales of licensed product worldwide.

        In May 2006, the United States Food and Drug Administration ("FDA") approved Dacogen for the treatment of patients with myelodysplastic syndromes ("MDS") and MGI commenced commercial sales of Dacogen in the United States. In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. MGI was acquired by Eisai Corporation of North America ("Eisai") in January 2008.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 5. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended March 31, 2010 and 2009, we recorded royalty revenue of $14,293,000 and $12,913,000, respectively.

NOTE 6. ACQUISITION OF MONTIGEN PHARMACEUTICALS, INC.

        In April 2006, we acquired Montigen Pharmaceuticals, Inc. ("Montigen"), a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB®, and late-stage pre-clinical compounds.

        In addition to the consideration paid at the closing of the transaction, the merger agreement required us to pay the former Montigen stockholders $22 million in shares of our common stock, contingent upon achievement of specific regulatory milestones. In April 2007, we paid the first contingent milestone payment of $10 million, and in November 2008, we paid the second contingent milestone payment of $5.2 million. These milestone payments were recorded as acquired in-process research and development expense. The remaining $6.8 million future contingent regulatory milestone payment that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestone is achieved.

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

        Under the agreements with Mayne/Hospira, we are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement. Mayne/Hospira has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the remaining nine month period to be $50,000, although no maximum amount is specified in the

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA (Continued)

agreement. This amount comprises the deferred gain in the accompanying balance sheet at March 31, 2010. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

        During the three months ended March 31, 2009, we received $500,000, representing the second installment payment from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights, which was recorded as gain on sale of products.

NOTE 8. AGREEMENTS WITH GLAXOSMITHKLINE

        In October 2009, we entered into two agreements with GlaxoSmithKline ("GSK"): (1) a Commercial Research and License Agreement (the "License Agreement") and (2) a Common Stock Purchase Agreement (the "Purchase Agreement"). These agreements have been combined and accounted for as one arrangement with one unit of accounting.

        Pursuant to the terms of the License Agreement, we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics. At the end of the research term, or earlier if GSK elects, GSK may exercise its option to license from us the compounds resulting from the joint research effort in order to continue the development and ultimately commercialize and sell the products worldwide.

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

        Pursuant to the Purchase Agreement, we also received $3 million from GSK for the purchase of shares of our common stock. The purchase price per share was based on 110% of the average closing price of our common stock for the thirty day period preceding the closing date. This resulted in the issuance of 990,099 shares of our common stock. The fair market value of the shares issued was $2,455,000, based upon the market value of our common stock on the date the transaction was executed, and the premium of $545,000 was recorded as additional deferred revenue. The total deferred revenue related to GSK of $2,545,000 is being recognized ratably over five years, the expected term of our substantive performance obligations under the License Agreement. For the three months ended March 31, 2010, we recognized $127,000 of the deferred revenue as development and license revenue.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 9. COMPREHENSIVE INCOME/LOSS

        The following table is a reconciliation of our net income to comprehensive income (in thousands):

	Three months ended March 31,
	2010	2009
Net income	$4,674	$3,994
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	(647)	(150)

Comprehensive income	$4,027	$3,844

NOTE 10. BASIC AND DILUTED NET INCOME PER SHARE

        Basic net income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period, without consideration of potential common shares. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive.

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2010	2009
Weighted-average common shares outstanding used in calculation of basic earnings per share	60,210	59,084
Dilutive stock options	537	7

Weighted-average common shares outstanding used in calculation of diluted earnings per share	60,747	59,091

Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an antidilutive effect	7,039	8,664

NOTE 11. INCOME TAXES

        We recorded no tax provision for the three months ended March 31, 2010 and a tax provision of $130,000 for the three months ended March 31, 2009, based on the Company's estimated effective tax rate for the year, taking into account our available net operating loss carryforwards and estimated refundable research and development tax credits.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2010

(Unaudited)

NOTE 11. INCOME TAXES (Continued)

        We have no unrecognized tax benefits as of March 31, 2010. We do not anticipate that our total unrecognized tax benefits will significantly change prior to March 31, 2011.

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

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2009, the FASB issued ASU No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The Company will adopt the ASU as of January 1, 2011 and apply it prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

        In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition ("ASC 605") was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us as of January 1, 2011 and may be applied on a prospective or retrospective basis. The Company is assessing the impact of this guidance on its results of operations and financial condition.

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

        Dacogen.    Dacogen is approved by the FDA for the treatment of patients with MDS. In September 2004, we executed an agreement granting MGI/Eisai exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Under the terms of the agreement, MGI/Eisai made a $40 million equity investment in our company and agreed to pay up to $45 million in specific regulatory and commercialization milestone payments. To date, we have received $32.5 million of these milestone payments.

        In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. We recorded royalty revenues of $14.3 million for the three months ended March 31, 2010, compared to $12.9 million for the three months ended March 31, 2009.

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

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and our SurfaceSafe cleaning system. In April 2007, we closed another transaction with Mayne/Hospira, completing the sale of the remaining worldwide rights for Nipent. The balance of the purchase price relating to the sale of the worldwide rights is payable in five annual installments on the anniversary of the closing date.

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

        In addition to the consideration paid at the closing of the transaction, the merger agreement specified $22 million due to the former Montigen stockholders, payable in shares of our common stock, contingent upon achievement of specific regulatory milestones. In April 2007, we paid the first contingent milestone payment of $10 million, and in November 2008, we paid the second contingent milestone payment of $5.2 million, leaving one remaining future contingent regulatory milestone payment of $6.8 million that is payable when and if achieved.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $351.9 million through March 31, 2010, and have never generated enough funds through our operations to support our business, although we were profitable for the year ended December 31, 2009 and the quarter ended March 31, 2010 due to our royalty revenues. In general, we would expect to continue to incur operating losses over the next few years.

        Ultimately, our ability to become consistently profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI/Eisai's success in selling Dacogen, the success of our joint development program with GSK, the launch of new products, our ability to enter into and perform under collaboration agreements, and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill, valuation of investments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2009 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

        As of March 31, 2010, there was $2.1 million of total unrecognized compensation cost related to unvested stock-based awards. This cost is expected to be recognized over a weighted average period of 2.12 years.

  Revenue and Gain Recognition

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the three month period ended March 31, 2010, we recorded royalty revenue of $14.3 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from MGI/Eisai. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement, we deferred an amount for price protection exposure. The remaining balance of the deferred gain on sale of products of $50,000 at March 31, 2010 consists solely of the estimated price protection exposure for the remaining nine month period stipulated in the agreement and is subject to management estimates and assumptions based on all available information.

  Goodwill

        As of March 31, 2010, we have intangible assets related to goodwill. The determination of whether or not this asset is impaired involves significant judgment. We review goodwill for impairment at least annually.

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of March 31, 2010, the gross unrealized losses on available for sale investments was $35,000 (less than 0.1% of our portfolio value) and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. As of March 31, 2010, the gross unrealized gain on our investment in AVI was approximately $143,000. Decreases in the fair value of our securities may continue to significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of March 31, 2010 and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

Recent Accounting Pronouncements

        In October 2009, the FASB issued ASU No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The Company will adopt the ASU as of January 1, 2011 and apply it prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

        In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition ("ASC 605") was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us as of January 1, 2011 and may be applied on a prospective or retrospective basis. The Company is assessing the impact of this guidance on its results of operations and financial condition.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

	Three months ended March 31,		Change
Revenues	2010	2009	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$14,293	$12,913	$1,380	10.7%
Development and license revenue	127	—	127	—

        The increase in royalty revenue from 2009 to 2010 is due to higher Dacogen product sales by MGI/Eisai. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai. Therefore, royalty revenues recognized in the first quarters of 2010 and 2009 relate to worldwide Dacogen sales for the fourth quarters of 2009 and 2008, respectively.

        Development and license revenue relates to the agreements we entered into with GSK in October 2009. In connection with the agreements, we received an upfront payment of $2 million, in addition to a $3 million equity investment by GSK at above-market price. As our substantive performance obligations under the agreements are estimated to be completed over a five year period, the $2 million upfront payment and the premium paid on the $3 million equity investment of $0.5 million are being recognized ratably over 60 months as development and license revenue.

	Three months ended March 31,		Change
Operating expenses	2010	2009	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,436	$7,334	$102	1.4%
General and administrative	2,361	2,225	136	6.1
Gain on sale of products	—	(500)	(500)	(100.0)

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates and clinical trial costs related to our Phase I and Phase Ib clinical trials for amuvatinib and SGI-1776.

        The increase in general and administrative expenses relates primarily to higher general legal and patent/copyright costs.

        The gain on sale of products for the three months ended March 31, 2009 related to the receipt in March 2009 of a $500,000 annual payment from Mayne/Hospira relating to the sale of the worldwide rights to Nipent. The annual payment for 2010 was not received until April 2010 and will be recorded in the second quarter of 2010.

	Three months ended March 31,		Change
Other income (expense)	2010	2009	Dollar	Percent
	(Dollars in thousands)
Interest income	$51	$270	$(219)	(81.1)%
Income tax provision	—	(130)	(130)	(100.0)

        The decrease in interest income was due primarily to significantly lower interest rates for the three months ended March 31, 2010 compared to the same period in 2009.

        The tax provisions recorded for the three months ended March 31, 2010 and 2009 were based on the Company's estimated effective tax rate for the year, taking into account estimated refundable research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $105,530,000 at March 31, 2010 compared to $100,767,000 at December 31, 2009.

        Net cash provided by operating activities was $5,464,000 in the three months ended March 31, 2010, and consisted primarily of net income of $4,674,000 plus depreciation of $305,000, stock based compensation of $247,000, and an increase in accounts payable and other liabilities of $519,000, partially offset by an increase in prepaid expenses and decline in deferred revenue. Net cash provided by operating activities was $3,670,000 for the three months ended March 31, 2009, and consisted primarily of the net income of $3,994,000 plus non-cash depreciation, amortization, and stock based compensation expenses, partially offset by increases in prepaid expenses and declines of accounts payable and other liabilities as well as the deduction of the gain on sale of products that represents an investing activity.

        Net cash provided by investing activities was $5,191,000 for the three months ended March 31, 2010, and consisted primarily of $47,026,000 in proceeds from maturities of marketable securities, offset in part by $41,628,000 for purchases of marketable securities. Net cash used in investing activities was $6,129,000 for the three months ended March 31, 2009, and consisted primarily of $12,586,000 for the purchases of marketable securities, offset in part by $6,534,000 in proceeds from the maturities of marketable securities.

        Net cash provided by financing activities was $153,000 and $6,000 in the three months ended March 31, 2010 and 2009, respectively, and consisted in both periods of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2011. However, it is our intention to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2009, we have $6.8 million in future contingent regulatory milestone payments due to the former Montigen stockholders, which we are contractually obligated to pay in shares of our common stock, but may pay partially in cash.

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

        As of March 31, 2010, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        We expect to record development and license revenue from payments made to us by MGI/Eisai upon the achievement of regulatory and commercialization milestones. However, we may never receive such payments because the milestones may never be achieved, either because of failure to secure regulatory approval of Dacogen in Europe or Japan or due to MGI/Eisai's or Janssen-Cilag's inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that MGI/Eisai will pay us (i) a certain portion of revenues payable to MGI/Eisai as a result of MGI/Eisai sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the milestone payments already due to us under our agreement with MGI/Eisai, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will receive these payments, and we cannot be assured that MGI/Eisai will expend the resources to expand sales of Dacogen in North

America, or that Janssen-Cilag will expend the resources to sell it in Europe and elsewhere, or that either company will be successful in doing so. Because we are heavily reliant on royalties and milestone payments relating to Dacogen to fund our operations, the failure to achieve the milestones and/or receive royalty revenue from sales of Dacogen would cause our business to suffer.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $351.9 million from inception through March 31, 2010, and our products have not generated sufficient revenues to support our business during that time. We expect to incur operating losses over the next few years and, although we were profitable in the year ended December 31, 2009 and the three-month period ended March 31, 2010, we may never achieve sustained profitability.

        Whether we achieve sustained profitability depends primarily on the following factors:

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

        Our investments in marketable securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive gain or loss in stockholders' equity. However, we are exposed to equity price risk on our equity investment in AVI. The public trading prices of the AVI shares have fluctuated significantly since we purchased them and could continue to do so. If the public trading prices of these shares trade below their adjusted cost basis in future periods, we may incur additional impairment charges relating to this investment, which in turn will affect our results of operations.

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

        Our clinical trials must be conducted in accordance with the requirements of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorities, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice ("GCP") regulations and guidelines for all of our products in clinical development. GCPs are enforced through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. Our non-clinical safety studies must be conducted according to the principles of good laboratory practice regulations. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practices, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

SUPERGEN, INC.
Date:	May 10, 2010	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)