Form 10-Q
period 2010-06-30
SUPERGEN INC
filed 2010-08-06
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 2, 2010 was 60,308,517.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,614	$7,682
Marketable securities	85,952	89,515
Income tax receivable	893	904
Prepaid expenses and other current assets	1,405	1,150

Total current assets	104,864	99,251
Marketable securities, non-current	3,903	3,570
Property, plant and equipment, net	3,957	4,205
Goodwill	731	731
Restricted cash	2,129	2,255
Other assets	505	505

Total assets	$116,089	$110,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,449	$2,011
Accrued liabilities	200	234
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Hospira, Inc.	50	50
Deferred revenue	509	509
Deferred rent	162	343
Accrued payroll and employee benefits	2,473	2,861

Total current liabilities	5,408	6,573
Deferred rent, non-current	14	19
Deferred revenue, non-current	1,684	1,939

Total liabilities	7,106	8,531

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 60,308,517 and 60,198,707 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	60	60
Additional paid in capital	458,674	457,714
Accumulated other comprehensive gain	1,199	797
Accumulated deficit	(350,950)	(356,585)

Total stockholders' equity	108,983	101,986

Total liabilities and stockholders' equity	$116,089	$110,517

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Royalty revenue	$9,764	$6,011	$24,057	$18,925
Development and license revenue	127	—	254	—

Total revenues	9,891	6,011	24,311	18,925
Operating expenses:
Research and development	7,269	6,756	14,705	14,091
General and administrative	2,407	1,984	4,768	4,209
Gain on sale of products	(700)	—	(700)	(500)

Total operating expenses	8,976	8,740	18,773	17,800

Income (loss) from operations	915	(2,729)	5,538	1,125
Interest income	46	187	97	458

Income (loss) before income tax benefit (provision)	961	(2,542)	5,635	1,583
Income tax benefit (provision)	—	115	—	(15)

Net income (loss)	$961	$(2,427)	$5,635	$1,568

Net income (loss) per common share:
Basic	$0.02	$(0.04)	$0.09	$0.03

Diluted	$0.02	$(0.04)	$0.09	$0.03

Weighted average shares outstanding:
Basic	60,293	59,106	60,251	59,095

Diluted	60,770	59,106	60,752	59,102

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Net income	$5,635	$1,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	620	616
Amortization of intangibles	—	106
Stock-based compensation expense	735	1,104
Recognition of gain on sale of products	(700)	(500)
Changes in operating assets and liabilities:
Income tax receivable	11	—
Prepaid expenses and other assets	(255)	(101)
Restricted cash	126	99
Accounts payable and other liabilities	(1,170)	(1,879)
Deferred revenue	(255)	—

Net cash provided by operating activities	4,747	1,013

Investing activities:
Purchases of marketable securities	(71,243)	(46,095)
Maturities of marketable securities	74,875	19,534
Purchases of property and equipment	(372)	(831)
Proceeds from sale of products	700	500

Net cash provided by (used in) investing activities	3,960	(26,892)

Financing activities:
Proceeds from issuance of common stock	225	59

Net cash provided by financing activities	225	59

Net increase (decrease) in cash and cash equivalents	8,932	(25,820)
Cash and cash equivalents at beginning of period	7,682	48,908

Cash and cash equivalents at end of period	$16,614	$23,088

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

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

NOTE 2. STOCK-BASED COMPENSATION

        Stock Option Plans.    We have authorized 18,263,000 shares of common stock for issuance following the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period). Options that have performance-based vesting criteria become exercisable in accordance with the milestones determined by the Board of Directors.

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2010 and is scheduled to end on November 14, 2010.

        We recognized $488,000 and $505,000, respectively, in stock-based compensation expense for the three months ended June 30, 2010 and 2009. We recognized $735,000 and $1,104,000, respectively, in stock-based compensation expense for the six months ended June 30, 2010 and 2009. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	3.00%	2.22%	3.03%	2.24%
Dividend yield	—	—	—	—
Expected volatility	59.45%	64.68%	59.57%	66.07%
Expected life (in years)	5.87	5.85	5.95	5.82

        We compute expected volatility using a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We do not rely exclusively on implied volatility because options on SuperGen stock with remaining terms of greater than one year are not regularly traded in the market. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee and director population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable of vesting, expense is recorded over the estimated service period.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 8.60% and 6.91% for the six month periods ended June 30, 2010 and 2009, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of June 30, 2010 and activity during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	9,369,905	$5.66
Granted	1,502,630	3.22
Exercised	(80,625)	1.95
Forfeited	(32,896)	2.03
Expired	(242,588)	24.62

Balance at June 30, 2010	10,516,426	$4.91	6.44	$372,862

Vested or expected to vest at June 30, 2010	9,976,942	$4.89	6.33	$352,248

Exercisable at June 30, 2010	6,617,651	$5.29	5.54	$152,503

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2010 was $1.85. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2010 was $100,000 and the total amount of cash received from exercise of these options was $158,000.

        As of June 30, 2010, there was $3,626,000 of total unrecognized compensation expense related to unvested stock-based awards that are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.35 years.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2010
Money market funds	$1,008	$—	$—	$1,008
U.S. corporate debt securities	16,398	—	—	16,398
Debt securities issued by U.S. government and U.S. government agencies	80,931	22		80,953
Marketable equity securities	2,726	1,177	—	3,903

Total	$101,063	$1,199	$—	$102,262

At December 31, 2009
Money market funds	$4,713	$—	$—	$4,713
U.S. corporate debt securities	29,987	—	(1)	29,986
Debt securities issued by U.S. government and U.S. government agencies	59,575	12	(58)	59,529
Marketable equity securities	2,726	844	—	3,570

Total	$97,001	$856	$(59)	$97,798

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	June 30, 2010	December 31, 2009
Amounts included in cash and cash equivalents	$12,407	$4,713
Marketable securities, current	85,952	89,515
Marketable securities, non-current	3,903	3,570

Total	$102,262	$97,798

        At June 30, 2010, we held $98,359,000 of debt securities, all of which were due in one year or less based on their contractual maturities.

        In the three and six month periods ended June 30, 2010 and 2009, realized gains and losses calculated using the specific identification method were immaterial.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of June 30, 2010 and December 31, 2009, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition of and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

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

        As of June 30, 2010, we held $102,262,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2010
Money market funds	$—	$1,008	—	$1,008
Commercial paper	—	16,398	—	16,398
U.S. government and U.S government agency notes	—	80,953	—	80,953
Equity securities	3,903	—	—	3,903

	$3,903	$98,359	—	$102,262

At December 31, 2009
Money market funds	$—	$4,713	—	$4,713
Commercial paper	—	29,986	—	29,986
U.S. government and U.S. government agency notes	—	59,529	—	59,529
Equity securities	3,570	—	—	3,570

	$3,570	$94,228	—	$97,798

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

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended June 30, 2010 and 2009, we recorded royalty revenue of $9,764,000 and $6,011,000, respectively. During the six

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 5. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

months ended June 30, 2010 and 2009, we recorded royalty revenue of $24,057,000 and $18,925,000, respectively.

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

        In addition to the consideration paid at the closing of the transaction, the merger agreement required us to pay the former Montigen stockholders $22 million in shares of our common stock, contingent upon achievement of specific regulatory milestones. We paid the first contingent milestone payment of $10 million in April 2007 and the second contingent milestone payment of $5.2 million in November 2008. These milestone payments were recorded as acquired in-process research and development expense. The remaining $6.8 million future contingent regulatory milestone payment that may become payable to the former Montigen stockholders will also be recorded as additional acquired in-process research and development expense when and if the related milestone is achieved.

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. Mayne was acquired by Hospira, Inc. in February 2007. In April 2007, we closed another transaction with Mayne/Hospira completing the sale of the remaining worldwide rights for Nipent for total consideration of up to $8.3 million. From the sale of the remaining worldwide rights we received an initial up-front payment of $3.75 million, and the balance of the purchase price was guaranteed and payable in five installments over a five year period on the anniversary dates of the closing date.

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

        Under the agreements with Mayne/Hospira, we are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement. Mayne/Hospira has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the remaining six month period to be $50,000, although no maximum amount is specified in the agreement. This amount comprises the deferred gain in the accompanying balance sheet at June 30, 2010. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA (Continued)

        During the six months ended June 30, 2010 we received $700,000 and during the six months ended June 30, 2009 we received $500,000, representing the second and third installment payments from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. These amounts were recorded as gain on sale of products.

NOTE 8. AGREEMENTS WITH GLAXOSMITHKLINE

        In October 2009, we entered into agreements with GlaxoSmithKline ("GSK") under which we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics.

        The total deferred revenue related to GSK of $2,545,000 is being recognized ratably over five years, the expected term of our substantive performance obligations under the License Agreement. For the three and six months ended June 30, 2010, we recognized $127,000 and $254,000, respectively, of the deferred revenue as development and license revenue. We had no similar revenue in 2009.

NOTE 9. COMPREHENSIVE INCOME/LOSS

        The following table is a reconciliation of our net income to comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$961	$(2,427)	$5,635	$1,568
Other comprehensive gain (loss)—Change in unrealized gain (loss) on investments	1,049	2,228	402	2,078

Comprehensive income (loss)	$2,010	$(199)	$6,037	$3,646

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 10. BASIC AND DILUTED NET INCOME PER SHARE (Continued)

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding used in calculation of basic earnings per share	60,293	59,106	60,251	59,095
Dilutive stock options	477	—	501	7

Weighted-average common shares outstanding used in calculation of diluted earnings per share	60,770	59,106	60,752	59,102

Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an antidilutive effect	8,235	9,827	7,583	9,225

NOTE 11. INCOME TAXES

        We recorded no provision for income taxes for the three and six months ended June 30, 2010. We recorded a tax benefit of $115,000 for the three months ended June 30, 2009 and a tax provision of $15,000 for the six months ended June 30, 2009. In all periods, the provisions or benefits were based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated refundable research and development tax credits.

        We have no unrecognized tax benefits as of June 30, 2010. We do not anticipate that our total unrecognized tax benefits will significantly change prior to June 30, 2011.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2010

(Unaudited)

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition ("ASC 605") was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company as of January 1, 2011 and may be applied on a prospective or retrospective basis. The Company does not expect the adoption to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 13. SUBSEQUENT EVENT—AMENDMENT TO CORPORATE HEADQUARTERS LEASE

        On August 2, 2010, we executed an amendment to the lease for our corporate headquarters in Dublin, California. The current lease, which is scheduled to expire on November 30, 2010, calls for base rent payments of approximately $197,000 per month. Under the new lease amendment, which takes effect December 1, 2010 for a five year term with a five year renewal option, we will reduce the amount of rented square feet and the base monthly rent payments will be $49,500 in the first year. At the end of each year, the rent will increase by $1,500 per month.

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

Overview

        We are a pharmaceutical company dedicated to the discovery and development of novel cancer therapeutics in epigenetic and cell signaling modulation. We develop products through biochemical and clinical proof of concept to partner for further development and commercialization. We have a number of Aurora-A and Tyrosine Kinase inhibitors and DNA methyltransferase clinical and pre-clinical products under development. In 2006, Dacogen received approval for marketing in the United States, during 2006 and 2007 we sold the North American and remaining worldwide rights to Nipent to Mayne Pharma, in 2006 we acquired a drug discovery and development company to complement our ongoing licensing efforts, and in October 2009 we entered into a multi-year collaboration with GlaxoSmithKline to discover and develop cancer therapeutics based on epigenetic targets. These transactions were undertaken to mitigate the ongoing risk of competitive in-licensing and to maximize the return on both existing resources and our incoming royalty and potential milestone revenue.

        Since our incorporation in 1991 we have devoted substantially all of our resources to product development. Our past development efforts have been focused primarily on the key compounds of Dacogen and Nipent.

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

        In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. We recorded royalty revenues of $24.1 million for the six months ended June 30, 2010, compared to $18.9 million for the six months ended June 30, 2009.

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

        In addition to the consideration paid at the closing of the transaction, the merger agreement specified $22 million due to the former Montigen stockholders, payable in shares of our common stock, contingent upon achievement of specific regulatory milestones. In April 2007, we paid the first contingent milestone payment of $10 million, and in November 2008, we paid the second contingent milestone payment of $5.2 million, leaving one remaining future contingent regulatory milestone payment of $6.8 million that is payable upon notification by the FDA of the first filing of a New Drug Application for a product containing as the active ingredient a compound identified using the CLIMB technology.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $351.0 million through June 30, 2010, and have not consistently generated enough funds through our operations to support our business, although we were profitable for the year ended December 31, 2009 and the six months ended June 30, 2010 due to our royalty revenues. In general, we would expect to continue to incur operating losses or operate close to break-even over the next few years.

        Ultimately, our ability to become consistently profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI/Eisai's success in selling Dacogen, MGI/Eisai's success in filing marketing applications for Dacogen for additional indications in the U.S. and worldwide, the success of our joint development program with GSK, the launch of new products, our ability to enter into and perform under collaboration agreements, and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        As of June 30, 2010, there was $3.6 million of total unrecognized compensation cost related to unvested stock-based awards that are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.35 years.

  Revenue and Gain Recognition

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the six month period ended June 30, 2010, we recorded royalty revenue of $24.1 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from MGI/Eisai. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement, we deferred an amount for price protection exposure. The remaining balance of the deferred gain on sale of products of $50,000 at June 30, 2010 consists solely of the estimated price protection exposure for the remaining six month period stipulated in the agreement and is subject to management estimates and assumptions based on all available information.

  Goodwill

        As of June 30, 2010, we have intangible assets related to goodwill of $731,000. The determination of whether or not this asset is impaired involves significant judgment. We review goodwill for impairment whenever there is an indicator that the asset may have been impaired as indicated by our market capitalization or otherwise and at least annually. The ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of a Company as a whole to exceed its market capitalization. Therefore, the fair value measurement need not be based solely on the quoted market price of an individual share of that security. Thus, consideration of the impact of a control premium when control is known to exist in measuring the fair value of a reporting unit may be appropriate. In addition, the Company determines its market capitalization using a point-in-time market price as of the date of its goodwill impairment assessment. Instead, the Company may consider recent trends in its stock price over a relatively short period. Given occasional stock price volatility, we do not believe that the enterprise market capitalization should be calculated solely based on anomalous stock price fluctuations on or around the goodwill impairment assessment date. Nonetheless, the Company would not simply ignore, but would consider, a recent decline in market capitalization in this assessment.

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of June 30, 2010, the gross unrealized losses on available for sale investments was less than $1,000, and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. However, as of June 30, 2010, the gross unrealized gain on our investment in AVI, representing the fair value of the investment less its adjusted cost basis, was approximately $1.2 million. Decreases in the fair value of our securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of June 30, 2010 and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

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

        In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition ("ASC 605") was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company as of January 1, 2011 and may be applied on a prospective or retrospective basis. The Company does not expect the adoption to have any effect on its financial statements upon its required adoption on January 1, 2011.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

	Three months ended June 30,		Change
Revenues	2010	2009	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$9,764	$6,011	$3,753	62.4%
Development and license revenue	127	—	127	—

        The increase in royalty revenue from 2009 to 2010 is due to higher Dacogen product sales by MGI/Eisai. During 2009, Dacogen product sales had been negatively impacted by a third party wholesaler adjusting their near-term inventory purchases. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai. Therefore, royalty revenues recognized in the second quarters of 2010 and 2009 relate to worldwide Dacogen sales for the first quarters of 2010 and 2009, respectively.

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

	Three months ended June 30,		Change
Operating expenses	2010	2009	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,269	$6,756	$513	7.6%
General and administrative	2,407	1,984	423	21.3
Gain on sale of products	(700)	—	700	—

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates, including SGI-110, and clinical trial costs related to our Phase I and Phase Ib clinical trials for amuvatinib and SGI-1776.

        The increase in general and administrative expenses relates primarily to higher costs for accounting and tax consultation fees, additional mailing and consulting costs relating to our annual stockholder meeting and related proxy solicitation, and additional investor relations and business development consulting expenses.

        The gain on sale of products for the second quarter of 2010 related to the receipt of a $700,000 annual payment from Mayne/Hospira relating to the sale of the worldwide rights to Nipent. The comparable annual payment of $500,000 for 2009 was received and recorded in the first quarter of 2009.

	Three months ended June 30,		Change
Other income (expense)	2010	2009	Dollar	Percent
	(Dollars in thousands)
Interest income	$46	$187	$(141)	(75.4)%
Income tax benefit (provision)	—	115	(115)	(100.0)

        The decrease in interest income was due primarily to significantly lower interest rates for the three months ended June 30, 2010 compared to the same period in 2009.

        The tax benefit (provision) recorded for the three months ended June 30, 2010 and 2009 were based on the Company's estimated effective tax rate for the year, taking into account estimated net operating loss carrybacks and refundable research and development tax credits.

Six months ended June 30, 2010 compared to six months ended June 30, 2009:

	Six months ended June 30,		Change
Revenues	2010	2009	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$24,057	$18,925	$5,132	27.1%
Development and license revenue	254	—	254	—

        The increase in royalty revenue from 2009 to 2010 is due to higher Dacogen product sales by MGI/Eisai. During 2009, Dacogen product sales had been negatively impacted by a third party wholesaler adjusting their near-term inventory purchases. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai.

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

	Six months ended June 30,		Change
Operating expenses	2010	2009	Dollar	Percent
	(Dollars in thousands)
Research and development	$14,705	$14,091	$614	4.4%
General and administrative	4,768	4,209	559	13.3
Gain on sale of products	(700)	(500)	200	40.0

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates, including SGI-110, and clinical trial costs related to our Phase I and Phase Ib clinical trials for amuvatinib and SGI-1776.

        The increase in general and administrative expenses relates primarily to higher legal costs, accounting and tax consultation fees, additional mailing and consulting costs relating to our annual stockholder meeting and related proxy solicitation, and additional investor relations and business development consulting expenses.

        The gains on sale of products relate to the receipt of contractual annual payments from Mayne/Hospira relating to the sale of the worldwide rights to Nipent.

	Six months ended June 30,		Change
Other income (expense)	2010	2009	Dollar	Percent
	(Dollars in thousands)
Interest income	$97	$458	$(361)	(78.8)%
Income tax benefit (provision)	—	(15)	(15)	(100.0)

        The decrease in interest income was due primarily to significantly lower interest rates for 2010 compared to the same period in 2009.

        The tax provisions recorded for the six months ended June 30, 2010 and 2009 were based on the Company's estimated effective tax rate for the year, taking into account net operating loss carrybacks and estimated refundable research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $106,469,000 at June 30, 2010 compared to $100,767,000 at December 31, 2009.

        Net cash provided by operating activities was $4,747,000 in the six months ended June 30, 2010, and consisted primarily of net income of $5,635,000 plus depreciation of $620,000 and stock based compensation of $735,000, partially offset by a decrease in accounts payable and other liabilities of $1,170,000 and the deduction of the $700,000 gain on sale of products that represents an investing activity. Net cash provided by operating activities was $1,013,000 in the six months ended June 30, 2009, and consisted primarily of the net income of $1,568,000 plus depreciation of $616,000 and stock based compensation of $1,104,000, partially offset by a decline in accounts payable and other liabilities of $1,879,000.

        Net cash provided by investing activities was $3,960,000 for the six months ended June 30, 2010, and consisted primarily of $74,875,000 in proceeds from maturities of marketable securities, offset in part by $71,243,000 for purchases of marketable securities. Net cash used in investing activities was $26,892,000 for the six months ended June 30, 2009, and consisted primarily of $46,095,000 for purchases of marketable securities, partially offset by $19,534,000 in proceeds from maturities of marketable securities.

        Net cash provided by financing activities was $225,000 and $59,000 in the six months ended June 30, 2010 and 2009, respectively, and consisted in both periods of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2011. However, we may decide, if necessary, to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2009, we have $6.8 million in future contingent regulatory milestone payments due to the former Montigen stockholders, which we are contractually obligated to pay in shares of our common stock, but may pay partially in cash. Also, on August 2, 2010, we executed an amendment to the lease for our corporate headquarters in Dublin, California. The current lease, which is scheduled to expire on November 30, 2010, calls for base rent payments of approximately $197,000 per month. Under the new lease amendment, which takes effect December 1, 2010 for a five year term with a five year renewal option, we will reduce the amount of rented square feet and the base monthly rent payments will be $49,500 in the first year. At the end of each year, the rent will increase by $1,500 per month.

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

        As of June 30, 2010, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Dacogen is only approved for the treatment of MDS in the United States and is not yet approved in Europe or Japan. In July 2006, MGI/Eisai sublicensed Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, giving Janssen-Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI/Eisai and this sublicense with Janssen-Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global regulatory and sales targets. MGI/Eisai has recently completed a randomized Phase III clinical trial of Dacogen in elderly patients with acute myeloid leukemia (AML) and is planning to file a supplemental marketing application in the U.S in 2011. Janssen-Cilag is also planning to submit a corresponding marketing application for Dacogen in Europe in 2011. However, if Dacogen is not approved for additional indications in the U.S. or is never approved in Europe or Japan, we will receive reducing, and ultimately no, royalty payments from commercial sales by Janssen-Cilag and our future revenues and business will be harmed.

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

        Part of our strategy is to partner or out-license selective products to other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. The agreement with GSK is an example of this strategy, providing for the joint development of compounds that we will discover using our CLIMB technology, followed by the option for GSK to take one or more of the jointly developed compounds and further develop, commercialize, and sell the resulting product worldwide. The agreement provides for milestone payments to be paid to us during the development process, but the majority of the payments will not occur unless and until GSK exercises its option to license one or more compounds from us. We will spend our own cash and other resources during the joint development process, and we cannot guarantee that any successful compounds will result from our joint development efforts. Further, even if we discover and develop one or more viable compounds, we cannot guarantee that GSK will exercise its option to license any such compounds from us. If GSK chooses not to exercise its license option, we may continue to develop the compounds on our own, but the post-option exercise developmental and sales milestones described in the agreement, which we have estimated to be approximately $300 million, plus additional royalty revenues, will never be realized. If our joint development program with GSK is not successful, and if we cannot earn revenue from collaborative arrangements such as this agreement, our future revenues and business will be harmed.

We have a history of operating losses and we may incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $351.0 million from inception through June 30, 2010, and our products have not generated sufficient revenues to support our business during that time. We expect to incur operating losses or be close to break-even over the next few years and, although we were profitable in the year ended December 31, 2009 and the six month period ended June 30, 2010, we may never achieve sustained profitability.

        Whether we achieve sustained profitability depends primarily on the following factors:

  •
  successful sales of Dacogen in North America by MGI/Eisai;

  •
  obtaining regulatory approval in Europe and Asia and the successful commercialization of Dacogen outside of North America by Janssen-Cilag;

  •
  limiting or preventing delays in production of Dacogen;

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

        Most of our product candidates are in the development, rather than the clinical trial stage. However, we must significantly develop all of our product candidates before we can market them, or before they will become desirable for partnering or licensing. Although we believe that our preclinical and pilot clinical studies support further development of these product candidates, the results we have obtained to date do not necessarily indicate what the results of further testing would be, including controlled human clinical testing. All of the product candidates that we are currently developing will require extensive clinical testing before we can submit any regulatory application for their commercial use.

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

        We have a portfolio of cancer drugs in various stages of development. We are currently conducting clinical trials on our products amuvatinib and SGI-1776, and expect to commence clinical trials on SGI-110 in the second half of 2010. We also expect to commence other new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

SUPERGEN, INC.
Date:	August 6, 2010	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)