Form 10-Q/A
period 2010-03-31
SUPERGEN INC
filed 2010-11-04
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        The sole purpose of this amendment to SuperGen, Inc.'s quarterly report on Form 10-Q for the period ended March 31, 2010 is to include dates on the management certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibit 32.1 to this amended report.

        No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

SUPERGEN, INC.
Date:	November 4, 2010	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)