Form 10-Q/A
period 2010-06-30
SUPERGEN INC
filed 2010-11-04
CIK 919722

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

EXPLANATORY NOTE

        The sole purpose of this amendment to SuperGen, Inc.'s quarterly report on Form 10-Q for the period ended June 30, 2010 is to include dates on the management certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, attached as Exhibit 32.1 to this amended report.

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