Form 10-Q
period 2010-09-30
SUPERGEN INC
filed 2010-11-05
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 3, 2010 was 60,309,975.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,882	$7,682
Marketable securities	94,808	89,515
Income tax receivable	893	904
Prepaid expenses and other current assets	1,252	1,150

Total current assets	109,835	99,251
Marketable securities, non-current	4,407	3,570
Property, plant and equipment, net	3,963	4,205
Goodwill	731	731
Restricted cash	2,132	2,255
Other assets	505	505

Total assets	$121,573	$110,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,532	$2,011
Accrued liabilities	208	234
Payable to AVI BioPharma	565	565
Deferred gain on sale of products to Hospira, Inc.	50	50
Deferred revenue	509	509
Deferred rent	72	343
Accrued payroll and employee benefits	3,190	2,861

Total current liabilities	6,126	6,573
Deferred rent, non-current	10	19
Deferred revenue, non-current	1,557	1,939

Total liabilities	7,693	8,531

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 60,308,517 and 60,198,707 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	60	60
Additional paid in capital	459,188	457,714
Accumulated other comprehensive gain	1,690	797
Accumulated deficit	(347,058)	(356,585)

Total stockholders' equity	113,880	101,986

Total liabilities and stockholders' equity	$121,573	$110,517

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Royalty revenue	$13,249	$10,357	$37,306	$29,282
Development and license revenue	127	—	382	—

Total revenues	13,376	10,357	37,688	29,282
Operating expenses:
Research and development	7,161	7,259	21,867	21,350
General and administrative	2,354	2,441	7,121	6,649
Gain on sale of products	—	(20)	(700)	(520)

Total operating expenses	9,515	9,680	28,288	27,479

Income from operations	3,861	677	9,400	1,803
Interest income	44	153	140	610

Income before income tax benefit (provision)	3,905	830	9,540	2,413
Income tax benefit (provision)	(13)	3	(13)	(12)

Net income	$3,892	$833	$9,527	$2,401

Net income per common share:
Basic	$0.06	$0.01	$0.16	$0.04

Diluted	$0.06	$0.01	$0.16	$0.04

Weighted average shares outstanding:
Basic	60,309	59,143	60,271	59,111

Diluted	60,374	59,320	60,603	59,124

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net income	$9,527	$2,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	943	918
Amortization of intangibles	—	106
Stock-based compensation expense	1,249	1,814
Recognition of gain on sale of products	(700)	(500)
Changes in operating assets and liabilities:
Income tax receivable	11	—
Prepaid expenses and other assets	(102)	61
Restricted cash	123	121
Accounts payable and other liabilities	(456)	(932)
Deferred revenue	(382)	—

Net cash provided by operating activities	10,213	3,989

Investing activities:
Purchases of marketable securities	(118,428)	(71,056)
Maturities of marketable securities	113,191	30,596
Purchases of property and equipment	(701)	(857)
Proceeds from sale of products	700	500

Net cash used in investing activities	(5,238)	(40,817)

Financing activities:
Proceeds from issuance of common stock	225	122

Net cash provided by financing activities	225	122

Net increase (decrease) in cash and cash equivalents	5,200	(36,706)
Cash and cash equivalents at beginning of period	7,682	48,908

Cash and cash equivalents at end of period	$12,882	$12,202

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010.

        The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        These unaudited financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2010 and is scheduled to end on November 12, 2010.

        We recognized $514,000 and $709,000, respectively, in stock-based compensation expense for the three months ended September 30, 2010 and 2009. We recognized $1,249,000 and $1,814,000, respectively, in stock-based compensation expense for the nine months ended September 30, 2010 and 2009. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.09%	3.02%	3.00%	2.36%
Dividend yield	—	—	—	—
Expected volatility	67.54%	65.23%	59.75%	65.95%
Expected life (in years)	6.32	6.35	5.95	5.90

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 8.60% and 6.91% for the nine month periods ended September 30, 2010 and 2009, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of September 30, 2010 and activity during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2010	9,369,905	$5.66
Granted	1,551,897	3.18
Exercised	(80,625)	1.95
Forfeited	(83,686)	2.51
Expired	(351,309)	19.61

Balance at September 30, 2010	10,406,182	$4.87	6.20	$511,878

Vested or expected to vest at September 30, 2010	9,892,698	$4.85	6.16	$483,908

Exercisable at September 30, 2010	6,826,559	$5.13	5.46	$228,996

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 was $1.83. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the nine months ended September 30, 2010 was $100,000 and the total amount of cash received from exercise of these options was $158,000.

        As of September 30, 2010, there was $3,035,000 of total unrecognized compensation expense related to unvested stock-based awards that are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.34 years.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

At September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$1,083	$—	$—	$1,083
U.S. corporate debt securities	29,980	2	(8)	29,974
Debt securities issued by U.S. government and U.S. government agencies	75,561	18	(3)	75,576
Marketable equity securities	2,726	1,693	(12)	4,407

Total	$109,350	$1,713	$(23)	$111,040

At December 31, 2009
Money market funds	$4,713	$—	$—	$4,713
U.S. corporate debt securities	29,987	—	(1)	29,986
Debt securities issued by U.S. government and U.S. government agencies	59,575	12	(58)	59,529
Marketable equity securities	2,726	844	—	3,570

Total	$97,001	$856	$(59)	$97,798

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	September 30, 2010	December 31, 2009
Amounts included in cash and cash equivalents	$11,825	$4,713
Marketable securities, current	94,808	89,515
Marketable securities, non-current	4,407	3,570

Total	$111,040	$97,798

        At September 30, 2010, we held $106,633,000 of debt securities, all of which were due in one year or less based on their contractual maturities.

        In the three and nine month periods ended September 30, 2010 and 2009, realized gains and losses calculated using the specific identification method were immaterial.

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making this determination, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' amortized cost, changes in the credit quality of the issuer, the length of time the investments have been in an unrealized loss position, and whether it is more likely than not that we will hold the investment for a period of time sufficient for a recovery of our cost basis.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of September 30, 2010 and December 31, 2009, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition of and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

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

        As of September 30, 2010, we held $111,040,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2010
Money market funds	$—	$1,083	—	$1,083
Commercial paper	—	29,974	—	29,974
U.S. government and U.S government agency notes	—	75,576	—	75,576
Equity securities	4,407	—	—	4,407

	$4,407	$106,633	—	$111,040

At December 31, 2009
Money market funds	$—	$4,713	—	$4,713
Commercial paper	—	29,986	—	29,986
U.S. government and U.S. government agency notes	—	59,529	—	59,529
Equity securities	3,570	—	—	3,570

	$3,570	$94,228	—	$97,798

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

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended September 30, 2010 and 2009, we recorded royalty revenue of $13,249,000 and $10,357,000, respectively.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 5. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

During the nine months ended September 30, 2010 and 2009, we recorded royalty revenue of $37,306,000 and $29,282,000, respectively.

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

        Under the agreements with Mayne/Hospira, we are obligated to reimburse Mayne/Hospira for three years for amounts paid to a new supplier of Nipent in excess of the amounts referenced in the supply agreement. Mayne/Hospira has negotiated a manufacturing supply agreement with an FDA approved manufacturing site, and based on historical sales trends and manufacturing yields and forecasts of future sales and manufacturing yields, we have estimated our price protection exposure over the remaining three month period to be $50,000, although no maximum amount is specified in the agreement. This amount comprises the deferred gain in the accompanying balance sheet at September 30, 2010. Payments will be made to Mayne/Hospira when qualified claims are submitted and the amounts become due.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 7. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA (Continued)

        During the nine months ended September 30, 2010 we received $700,000 and during the nine months ended September 30, 2009 we received $500,000, representing the second and third installment payments from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. These amounts were recorded as gain on sale of products.

NOTE 8. AGREEMENTS WITH GLAXOSMITHKLINE

        In October 2009, we entered into agreements with GlaxoSmithKline ("GSK") under which we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics.

        The total deferred revenue related to GSK of $2,545,000 is being recognized ratably over five years, the expected term of our substantive performance obligations under the License Agreement. For the three and nine months ended September 30, 2010, we recognized $127,000 and $382,000, respectively, of the deferred revenue as development and license revenue. We had no similar revenue during the comparable periods in 2009.

NOTE 9. COMPREHENSIVE INCOME

        The following table is a reconciliation of our net income to comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$3,892	$833	$9,527	$2,401
Other comprehensive gain—Change in unrealized gain (loss) on investments	491	207	893	2,285

Comprehensive income	$4,383	$1,040	$10,420	$4,686

NOTE 10. BASIC AND DILUTED NET INCOME PER SHARE

        Basic net income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period, without consideration of potential common shares. Diluted net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 10. BASIC AND DILUTED NET INCOME PER SHARE (Continued)

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding used in calculation of basic earnings per share	60,309	59,143	60,271	59,111
Dilutive stock options	65	177	332	13

Weighted-average common shares outstanding used in calculation of diluted earnings per share	60,374	59,320	60,603	59,124

Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an antidilutive effect	9,266	7,678	8,036	8,945

NOTE 11. INCOME TAXES

        We recorded a tax provision of $13,000 for the three and nine months ended September 30, 2010. We recorded a tax benefit of $3,000 for the three months September 30, 2009 and a tax provision of $12,000 for the nine months ended September 30, 2009. In all periods, the provisions or benefits were based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated refundable research and development tax credits.

        We have no unrecognized tax benefits as of September 30, 2010. We do not anticipate that our total unrecognized tax benefits will significantly change prior to September 30, 2011.

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

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The Company will adopt the ASU as of January 1, 2011 and apply it prospectively to arrangements entered into or materially modified after the adoption date. We do not expect the adoption of ASU No. 2009-13 to have any effect on our financial condition or results of operations upon its required

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2010

(Unaudited)

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

adoption on January 1, 2011, but it may impact how we recognize the revenue from any subsequent collaborations.

        In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition ("ASC 605") was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was effective for the Company as of July 2, 2010. The adoption of this guidance did not any effect on our financial condition or results of operations.

NOTE 13. LEASE COMMITMENTS

        In August 2010, we executed an amendment to the lease for our corporate headquarters in Dublin, California. The current lease, which is scheduled to expire on November 30, 2010, calls for base rent payments of approximately $197,000 per month. Under the new lease amendment, which takes effect December 1, 2010 for a five year term with a five year renewal option, we will reduce the amount of rented square feet and the base monthly rent payments will be $49,500 in the first year. At the end of each year, the rent will increase by $1,500 per month.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability; the percentage of royalties we expect to earn on Dacogen sales under our agreement with MGI/Eisai; our forecasts regarding our operating expenses; our expectations about the joint development program with GSK; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: the commercial success of Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaborative relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        In accordance with our agreement with MGI/Eisai, we are entitled to receive a royalty on worldwide net sales starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. We recorded royalty revenues of $37.3 million for the nine months ended September 30, 2010, compared to $29.3 million for the nine months ended September 30, 2009.

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

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc., whereby Mayne acquired the North American rights to Nipent and our SurfaceSafe cleaning system. In April 2007, we closed another transaction with Mayne/Hospira, completing the sale of the remaining worldwide rights for Nipent. The balance of the purchase price relating to the sale of the worldwide rights is payable in five annual installments on the anniversary of the closing date. During the nine months ended September 30, 2010 we received $700,000 and during the nine months ended September 30, 2009 we received $500,000, representing the second and third installment payments from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights.

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

        In connection with the transaction, we received $5 million upfront, inclusive of a $3 million purchase by GSK of shares of our common stock, priced at a premium to market. In addition, GSK is obligated to make certain payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us sales milestone payments as well as royalties on annual net sales of such products. The royalties will be paid on a country-by-country and product-by-product basis. Total potential development and sales milestones payable to us could exceed $375 million. In addition, we may receive tiered royalties into double digit magnitudes payable on net sales of any resulting products.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $347.1 million through September 30, 2010, and have not consistently generated enough funds through our operations to support our business, although we were profitable for the year ended December 31, 2009 and the nine months ended September 30, 2010 due to our royalty revenues. In general, we expect to continue to operate close to break-even or with modest operating income over the next few years.

        Ultimately, our ability to become consistently profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI/Eisai's success in selling Dacogen, MGI/Eisai's success in filing marketing applications for Dacogen for additional indications in the U.S. and worldwide, the success of our joint development program with GSK, the launch of new products, our ability to enter into and perform under collaboration agreements, and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted our ability to operate at close to breakeven or with modest operating income over the next few years will become uncertain. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, goodwill, valuation of investments, stock-based compensation, and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        As of September 30, 2010, there was $3.0 million of total unrecognized compensation cost related to unvested stock-based awards that are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.34 years.

  Revenue and Gain Recognition

        MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the nine month period ended September 30, 2010, we recorded royalty revenue of $37.3 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from MGI/Eisai. In accordance with our license agreement with MGI/Eisai, we are entitled to receive 50% of any payments MGI/Eisai receives as a result of any sublicenses.

        We received initial cash proceeds from the North American transaction with Mayne Pharma of $13.4 million. From the initial cash proceeds from the agreement, we deferred an amount for price protection exposure. The remaining balance of the deferred gain on sale of products of $50,000 at September 30, 2010 consists solely of the estimated price protection exposure for the remaining three month period stipulated in the agreement and is subject to management estimates and assumptions based on all available information.

        Development and license revenue relates to the agreements we entered into with GSK in October 2009. In connection with the agreements, we received an upfront payment of $2 million, in addition to a $3 million equity investment by GSK at above-market price. As our substantive performance obligations under the agreements are estimated to be completed over a five year period, the $2 million upfront payment and the premium paid on the $3 million equity investment of $0.5 million are being recognized ratably over 60 months. We assess the substantive performance period on a quarterly basis and will change it if appropriate based upon our latest expectations.

  Goodwill

        As of September 30, 2010, we have intangible assets related to goodwill of $731,000. The determination of whether or not this asset is impaired involves judgment. We review goodwill for impairment whenever there is an indicator that the asset may have been impaired as indicated by our market capitalization or otherwise and at least annually. In considering our market capitalization, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of a Company as a whole to exceed its market capitalization. Therefore, the fair value of a company need not be based solely on the quoted market price of an individual share of that company. Thus, consideration of the impact of a control premium when control is known to exist in measuring the fair value of our Company may be appropriate. In addition, the Company determines its market capitalization using a point-in-time market price as of the date of its goodwill impairment assessment. However, the Company also considers recent trends in its stock price over a relatively short period. Given occasional stock price volatility, we do not believe that the enterprise market capitalization of our Company should be calculated solely based on anomalous stock price fluctuations on or around the goodwill impairment assessment date. Nonetheless, the Company would not simply ignore, but would consider, a recent decline in market capitalization in this assessment.

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of September 30, 2010, the gross unrealized losses on available for sale investments was approximately $23,000, and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. However, as of September 30, 2010, the gross unrealized gain on our investment in AVI, representing the fair value of the investment less its adjusted cost basis, was approximately $1.7 million. Decreases in the fair value of our securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of September 30, 2010, and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

  Deferred Tax Assets

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. If it were determined that we would be able to realize all or part of our deferred tax assets in the future, a decrease in the valuation allowance would increase income in the period in which such determination was made. Likewise, if we determine that we would not be able to realize all or part of our deferred tax assets in the future, an increase in the valuation allowance would be charged to income in the period in which such determination was made. We evaluate the ability to realize our deferred tax assets on a quarterly basis.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The Company will adopt the ASU as of January 1, 2011 and apply it prospectively to arrangements entered into or materially modified after the adoption date. We do not expect the adoption of ASU No. 2009-13 to have any effect on our financial condition or results of operations upon its required adoption on January 1, 2011, but it may impact how we recognize the revenue from any subsequent collaborations.

        In March 2010, Accounting Standards Codification Topic 605, Revenue Recognition ("ASC 605") was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance was effective for the Company as of July 2, 2010. The adoption of this guidance did not any effect on our financial condition or results of operations.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

	Three months ended September 30,		Change
Revenues	2010	2009	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$13,249	$10,357	$2,892	27.9%
Development and license revenue	127	—	127	—

        The increase in royalty revenue from 2009 to 2010 is due to higher Dacogen product sales by MGI/Eisai. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai. Therefore, royalty revenues recognized in the third quarters of 2010 and 2009 relate to worldwide Dacogen sales for the second quarters of 2010 and 2009, respectively.

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

	Three months ended September 30,		Change
Operating expenses	2010	2009	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,161	$7,259	$(98)	(1.4)%
General and administrative	2,354	2,441	(87)	(3.6)
Gain on sale of products	—	(20)	(20)	(100.0)

        The slight decrease in research and development expenses was primarily due to lower contracted outside research and development services for our various drug candidates, including SGI-110, and clinical trial costs related to our Phase I and Phase Ib clinical trials for amuvatinib and SGI-1776.

        The decrease in general and administrative expenses relates primarily to lower stock compensation expenses, partially offset by higher general corporate legal expenses.

        The gain on sale of products recorded in the three months ended September 30, 2009 represented the reversal of a residual products return reserve as the reserve was no longer required due to the expiration of the contractual return period. We had no similar items during the three months ended September 30, 2010.

	Three months ended September 30,		Change
Other income (expense)	2010	2009	Dollar	Percent
	(Dollars in thousands)
Interest income	$44	$153	$(109)	(71.2)%
Income tax benefit (provision)	(13)	3	16	533.3

        The decrease in interest income was due primarily to significantly lower interest rates for the three months ended September 30, 2010 compared to the same period in 2009.

        The tax benefit (provision) recorded for the three months ended September 30, 2010 and 2009 were based on the Company's estimated effective tax rate for the year, taking into account estimated net operating loss carrybacks and refundable research and development tax credits.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009:

	Nine months ended September 30,		Change
Revenues	2010	2009	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$37,306	$29,282	$8,024	27.4%
Development and license revenue	382	—	382	—

        The increase in royalty revenue from 2009 to 2010 is due to higher Dacogen product sales by MGI/Eisai. During early 2009, Dacogen product sales had been negatively impacted by a third party wholesaler adjusting their near-term inventory purchases. MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from MGI/Eisai.

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

	Nine months ended September 30,		Change
Operating expenses	2010	2009	Dollar	Percent
	(Dollars in thousands)
Research and development	$21,867	$21,350	$517	2.4%
General and administrative	7,121	6,649	472	7.1
Gain on sale of products	(700)	(520)	180	34.6

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates, including SGI-110, and clinical trial costs related to our Phase I and Phase Ib clinical trials for amuvatinib and SGI-1776.

        The increase in general and administrative expenses relates primarily to higher costs for accounting and tax consultation fees, additional mailing and consulting costs relating to our annual stockholder meeting and related proxy solicitation, and additional investor relations and business development consulting expenses, offset in part by lower stock compensation expense.

        The gain on sale of products for the nine months ended September 30, 2010 relates to the receipt of a contractual annual payment from Mayne/Hospira relating to the sale of the worldwide rights to Nipent. Gain on sale of products for the nine months ended September 30, 2009 related to the receipt of a $500,000 annual payment from Mayne/Hospira and $20,000 relating to the reversal of a residual products return reserve that was no longer required due to the expiration of the contractual return period.

	Nine months ended September 30,		Change
Other income (expense)	2010	2009	Dollar	Percent
	(Dollars in thousands)
Interest income	$140	$610	$(470)	(77.1)%
Income tax provision	(13)	(12)	1	8.3

        The decrease in interest income was due primarily to significantly lower interest rates for 2010 compared to the same period in 2009.

        The tax provisions recorded for the nine months ended September 30, 2010 and 2009 were based on the Company's estimated effective tax rate for the year, taking into account net operating loss carrybacks and estimated refundable research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $112,097,000 at September 30, 2010 compared to $100,767,000 at December 31, 2009.

        Net cash provided by operating activities was $10,213,000 in the nine months ended September 30, 2010, and consisted primarily of net income of $9,527,000 plus depreciation of $943,000 and stock based compensation of $1,249,000, partially offset by decreases in accounts payable and other liabilities of $456,000, a decrease in deferred revenue of $382,000, and the deduction of the $700,000 gain on sale of products that represents an investing activity. Net cash provided by operating activities was $3,989,000 in the nine months ended September 30, 2009, and consisted primarily of net income of $2,401,000 plus depreciation of $918,000 and stock based compensation of $1,814,000, partially offset by a decline in accounts payable and other liabilities of $932,000 and the deduction of the $500,000 gain on sale of products that represents an investing activity.

        Net cash used in investing activities was $5,238,000 for the nine months ended September 30, 2010, and consisted primarily of $118,428,000 for purchases of marketable securities, partially offset by $113,191,000 in proceeds from maturities of marketable securities. Net cash used in investing activities was $40,817,000 for the nine months ended September 30, 2009, and consisted primarily of $71,056,000 for purchases of marketable securities, partially offset by $30,596,000 in proceeds from maturities of marketable securities.

        Net cash provided by financing activities was $225,000 and $122,000 in the nine months ended September 30, 2010 and 2009, respectively, and consisted in both periods of proceeds from the exercise of stock options.

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

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2009, we have $6.8 million in future contingent regulatory milestone payments due to the former Montigen stockholders, which we are contractually obligated to pay in shares of our common stock, but may pay partially in cash. Also, in August 2010 we executed an amendment to the lease for our corporate headquarters in Dublin, California. The current lease, which is scheduled to expire on November 30, 2010, calls for base rent payments of approximately $197,000 per month. Under the new lease amendment, which takes effect December 1, 2010 for a five year term with a five year renewal option, we will reduce the amount of rented square feet and the base monthly rent payments will be $49,500 in the first year. At the end of each year, the rent will increase by $1,500 per month.

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

        As of September 30, 2010, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Dacogen is only approved for the treatment of MDS in the United States and is not yet approved in Europe or Japan. In July 2006, MGI/Eisai sublicensed Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, giving Janssen-Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with MGI/Eisai and this sublicense with Janssen-Cilag GmbH, may receive up to $17.5 million in future milestone payments upon achievement of global regulatory and sales targets. MGI/Eisai has recently completed a randomized Phase III clinical trial of Dacogen in elderly patients with acute myeloid leukemia (AML) and is planning to file a supplemental marketing application in the U.S in 2011. Janssen-Cilag is also planning to submit a corresponding marketing application for Dacogen in Europe in 2011. However, if Dacogen is not approved for additional indications in the U.S. or is never approved in Europe or Japan, we will receive reducing, and ultimately no, royalty payments from commercial sales by Janssen-Cilag or MGI/Eisai and our future revenues and business will be harmed.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold to Mayne in August 2006 and we sold the remaining worldwide rights to Nipent to Mayne in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $347.1 million from inception through September 30, 2010, and our products have not generated sufficient revenues to support our business during that time. We expect to be close to break-even or have modest operating income over the next few years and, although we were profitable in the year ended December 31, 2009 and the nine month period ended September 30, 2010, we may never achieve sustained profitability.

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

        Most of our product candidates are in pre-clinical development. We must significantly develop all of our product candidates before we can market them, or before they will become desirable for partnering or licensing. Although we believe that our preclinical and pilot clinical studies support further development of these product candidates, the results we have obtained to date do not necessarily indicate what the results of further testing would be, including controlled human clinical testing. All of the product candidates that we are currently developing will require extensive clinical testing before we can submit any regulatory application for their commercial use.

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

        We have a portfolio of cancer drugs in various stages of development. We are currently conducting clinical trials on our products amuvatinib and SGI-1776, and expect to commence clinical trials on SGI-110 in the last quarter of 2010. We also expect to commence other new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

        Some suppliers may be our only source for a particular component, which would make us vulnerable to cost increases and supply interruptions. We generally rely on one manufacturer for each product.

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

        Many of these competitors, either alone or together with their customers and partners, have significantly greater experience than we do in discovering products, undertaking non-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or foreign marketing approval or commercializing products before we do. If we elect to commence commercial product sales of our product candidates, we could be at a disadvantage relative to many companies with greater marketing and manufacturing capabilities, in areas that we may have limited or no experience.

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

        Our operations are vulnerable to interruption by fire, power loss, floods, telecommunications failure and other events beyond our control. In addition, our operations are susceptible to disruption as a result of natural disasters such as earthquakes. So far we have never experienced any significant disruption of our operations as a result of earthquakes, other natural disasters, or any man-made disasters. Although we have a contingency recovery plan, any significant business interruption could cause delays in our drug development and future sales and harm our business.

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

SUPERGEN, INC.
Date:	November 5, 2010	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)