Form 10-K/A
period 2009-12-31
SUPERGEN INC
filed 2010-12-08
CIK 919722

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $117,441,154.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 5, 2010 was 60,215,632.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant’s Annual Meeting of Stockholders.

EXPLANATORY NOTE

SuperGen, Inc. (“SuperGen,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 15, 2010 (“Form 10-K”).

We are filing this Amendment to re-file the complete text of those items for which we have included supplemental information, as follows:

•                  Part I, Item 1, Business — our “Patents and Proprietary Technology” section has been supplemented with additional information about our patents;

•                  Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — our “Results of Operations” section has been supplemented with additional information about our research and development expenses;

•                  Part II, Item 9A, Controls and Procedures, has been modified to include additional language;

•                  Part III, Item 11, Executive Compensation, has been modified to include supplemental information in the Compensation Discussion and Analysis section, as well as a revised Summary Compensation Table.

This Amendment contains currently dated certifications of our Chief Executive Officer and Chief Financial Officer.

This Amendment does not reflect events occurring after the filing of the Form 10-K, or after the filing of the definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on April 30, 2010 (the “Proxy Statement”), and does not update disclosures contained in either the Form 10-K or Proxy Statement, or modify or amend the Form 10-K or Proxy Statement except as specifically described in this explanatory note.

SUPERGEN, INC.

2009 ANNUAL REPORT ON FORM 10-K/A

AMENDMENT NO. 1

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

Our new drug application (“NDA”) for Dacogen was approved by the United States Food and Drug Administration (“FDA”) in May 2006 for the treatment of patients with myelodysplastic syndromes (“MDS”).  In August 2004, we had executed an agreement granting MGI PHARMA Inc. (“MGI”) exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen.  In July 2006, MGI executed an agreement to sublicense Dacogen to Janssen-Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America.  Janssen-Cilag companies are responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico.  MGI was acquired by Eisai Corporation of North America in January 2008.

Our current primary developmental efforts revolve around the products progressing out of our acquisition of Montigen Pharmaceuticals, Inc. (“Montigen”), a small-molecule drug discovery company, in 2006.  We initiated Phase I in-human clinical trials in June 2007 and initiated Phase Ib clinical trials in late 2007 for the first Montigen product, amuvatinib (MP-470), a DNA repair suppressor.  In early 2009, we initiated clinical trials for a second internally developed product, SGI-1776, a PIM kinase inhibitor.

In October 2009, we entered into a Commercial License and Research Agreement with GlaxoSmithKline (“GSK”).  Pursuant to the terms of this agreement, we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics.  At the end of the research term, or earlier if GSK elects, GSK may exercise its option to license from us the compounds that are the result of the joint research effort, in order to continue the development and ultimately commercialize and sell the resulting products worldwide.  Upon execution of the agreement, we received an upfront payment of $2 million from GSK, as well as a $3 million investment in shares of our common stock, sold at a 10% premium to market price.  GSK is obligated to make certain additional payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones.  The agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us sales milestone payments as well as royalties on annual net sales of such products.  Total potential development and commercialization milestones payable to us could exceed $375 million.  The tiered royalties, into double digit magnitudes, will be paid on a country-by-country and product-by-product basis.

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

Capitalize on our existing clinical expertise and regulatory development to maximize the commercial value of our products.  Computer and animal models are only modestly predictive of how a product might work in humans.  We have acquired significant expertise at planning, managing, and filing clinical data in both the United States and Europe.  Proving the concept that a specific drug will translate into an approvable, commercially viable product in humans is a difficult task.  Some drug candidates demonstrate this “proof of concept” very early in non-clinical development, while other drug candidates might need to be compared clinically to existing therapies to achieve such a proof of concept.  Typically this proof of concept comes in Phase II trials where it is demonstrated that a drug candidate can destroy tumors in specific diseases through a specific process.  As product candidates move from non-clinical into Phase I and Phase II clinical studies, the potential value of the drug candidates should increase as the proof of concept is achieved.  Historically, products that are in Phase II trials command a higher in-licensing value than products that are still in Phase I trials.  We believe our clinical and regulatory expertise facilitates efficient use of our resources to achieve appropriate proof of concept.

CLIMB Discovery Process

Traditional drug discovery processes may require five or more years before presenting a candidate suitable for the clinic.  This lengthy timeline leads to high research and development costs.  Utilizing our CLIMB platform, we have effectively streamlined the discovery and lead optimization process in order to get potentially life-saving therapeutics to the clinical testing stage of development faster and at a lower cost.  CLIMB is SuperGen’s approach to small molecule drug discovery, which merges the rapid screening of compound libraries with computational chemistry and systems biology techniques to identify drug leads that bind to target proteins.

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

Products in Research and Development

The chart below lists our current products or projects in development:

Amuvatinib (MP-470) — DNA Repair Suppressor

Amuvatinib is a multi-targeted Tyrosine Kinase Inhibitor that is specific for mutant forms of c-kit, PDGFRa, and FLT3.  These protein kinase targets are involved in the growth and proliferation of cancer cells.  Amuvatinib is also a suppressor of Rad51, a DNA repair protein which is involved in resistance to a variety of chemotherapy agents and radiation.  We submitted an Investigational New Drug Application (“IND”) to the FDA in March 2007, and initiated a first-in-human Phase I single agent amuvatinib trial in June 2007.

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

We completed an additional Phase I pharmacokinetic study in healthy male volunteers to determine the relative bioavailability and define the safety profile of the lipid suspension capsules compared with the dry powder mix capsules.  In a randomized, two-way crossover study, exposure levels of amuvatinib following administration of a single dose of the lipid suspension formulation (3 x 30 mg capsules) were higher than those observed following the administration of the single dose dry powder formulation (1 x 100 mg capsule). The relative bioavailability favored the lipid suspension formulation, adjusted for dose, with an overall increase in exposure by twofold.

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

SGI-1776 — Pim Kinase Inhibitor

Pim kinases are proteins that play a pivotal survival role in cancer cells.  Over-expression of Pim kinases in cells prevents programmed cell death that normally occurs when cells malfunction and can lead to unchecked cell survival, or cancer.  Our Pim kinase inhibitor, SGI-1776, is a novel, orally administered, small molecule anticancer compound that effectively blocks the pro-survival activity of Pim kinases, allowing these potentially malignant cells to self-abort.  Our IND for SGI-1776 received clearance from the FDA in November 2008, and we initiated a Phase I clinical trial to evaluate the safety, tolerability, and pharmacokinetic profile of SGI-1776 in the first half of 2009.  The first in-human clinical trial program has enrolled patients with solid tumors with specific emphasis on hormone and docetaxel refractory prostate cancer and refractory non-Hodgkin’s lymphomas.  These tumor types have been reported to over-express the Pim kinase family of proteins at a high frequency.  Over-expression of Pim-1 kinase has been shown to be a marker of poor prognosis in these tumors.  A second Phase I/II study is being planned in patients with refractory acute or chronic myeloid or lymphatic leukemias in which Pim kinases are also over-expressed, and correlated with poor prognosis and drug resistance.  This study is anticipated to be launched during the first half of 2010.

SGI-110 — DNMT1 Inhibitor

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

Nipent

We used to sell our drug Nipent in the United States and the European Union (“EU”) for the treatment of hairy cell leukemia, a type of B-lymphocytic leukemia, and it was our principal source of revenue from 1997-2006.  We sold the North American rights to Nipent to Mayne Pharma (“Mayne”) in August 2006, and sold the remaining worldwide rights to Nipent to Mayne in April 2007.  Mayne was acquired by Hospira, Inc. in February 2007.

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

The FDA must approve our drug manufacturing sites and deem a manufacturer acceptable under current good manufacturing practices (“GMPs”) before release of active pharmaceutical ingredients (“API”) and finished dosage forms for clinical testing.

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

Non-clinical testing.  During the non-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the disease target and the compound is evaluated for safety.  These tests can take several years to complete and must be conducted in compliance with Good Laboratory Practice (“GLP”) regulations.   If the compound passes these hurdles, animal toxicology studies are initiated.  If the results demonstrate acceptable levels of toxicity, the compound emerges from non-clinical testing and moves into the clinical phase.

Clinical testing — The Investigational New Drug Application.  After appropriate animal testing is evaluated and the candidate molecule is found to have an acceptable safety profile, we may decide to expand the development programs to a clinical setting.  To accomplish this in the United States an IND is submitted to the FDA.  IND applications include the known chemistry of the compound, how the compound is manufactured, the results of animal studies and other previous experiments, the method by which the drug is expected to work in the human body, a proposed clinical development plan and how, where and by whom the proposed new clinical studies will be conducted.  Health authorities in Europe and the rest of the world require a similar clinical trial application.  If the controlling authority does not object, we may initiate human testing.  All clinical trials must be conducted in accordance with globally-accepted standards of good clinical practices (“GCPs”).  This means we have specific obligations to protect trial subjects and potential patients, monitor the study, collect the data and prepare a report of the study.  Clinical trial applications must be updated with new information obtained during the course of the trials.

Clinical protocols must be approved by independent reviewers, referred to as Institutional Review Boards (“IRB”) in the United States and Ethical Committees (“EC”) in Europe.  The IRB/EC is charged with providing an independent assessment of the appropriateness of the study, particularly focusing on the safety of the patients that might enroll in the study.  The IRB’s/EC’s responsibilities continue while the study is ongoing, focusing on protecting the rights and safety of those enrolled in the study.

We have an obligation to provide progress reports on clinical trials at least annually to the FDA.  The FDA may, at any time during a clinical trial, impose a “clinical hold” if it has serious safety concerns about a trial.  If this occurs, the clinical trial cannot continue until the FDA is satisfied that it is appropriate to proceed.

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

Marketing  application.  Companies have the opportunity to interact with health authorities during the course of a drug development program.  Most companies take advantage of this access to gain further insights about the kind of data that will be expected in their marketing application.  After completion of the clinical trial phase, a company must compile all of the chemistry, manufacturing, non-clinical and clinical data into a marketing application.  In the United States, this is called an NDA; in the EU it is called a Marketing Authorization Application (“MAA”).  This is a significant amount of information, often in excess of 100,000 pages, and it will be independently reviewed by these health authorities.

Both the FDA and the European Medicines Evaluation Agency (“EMEA”) review these submissions for overall content and completeness before accepting them for review and may request additional information. Once an application is accepted for filing, each agency independently begins its in-depth review.  In both the United States and Europe, there are specified timeframes for the completion of review.  This process may be extended if an agency requests additional information or clarification regarding the data provided in the submission.

In the United States, the FDA may refer the application to an appropriate advisory committee for a recommendation as to whether the application should be approved, but the FDA is not bound by this recommendation.  The review process concludes with the issuance of a “complete response” letter from the FDA.  If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA will approve the application.  If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA will reject the application in the complete response.   This complete response will describe specific deficiencies, and, when possible, will outline recommended actions the applicant might take to get the application ready for approval.  When and if any deficiencies are corrected, and actions are completed to the FDA’s satisfaction, the FDA will issue an approval letter authorizing commercialization of the drug for specific indications.  The review and approval process in Europe has substantial similarities to that outlined for the United States.

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

Fast Track.  The FDA Modernization Act of 1997 specifies that the FDA can assign a fast track designation to a new drug or biologic product that is intended for the treatment of a serious or life-threatening condition and has the potential to address unmet medical needs for such a condition. Under this program, the sponsoring company may request this designation at any time during the development of the product.  The FDA must determine whether the product qualifies within 60 days of receipt of the sponsoring company’s request. For a product designated as fast track, the FDA has the ability to define a faster review, including allowing the sponsor to provide the NDA in discrete sections. This process is called a “rolling” NDA and is intended to accelerate the review and approval process.

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

Off-Label Use.  Drugs are approved for a specific use (“label use”) that is then set forth in the document (“label”) accompanying the dispensed drug.  Physicians may prescribe drugs for uses that are not approved in the product’s label. Such “off-label” prescribing may be used by physicians across medical specialties.  The FDA does not regulate the behavior of physicians in their choice of treatments but it does limit a manufacturer’s communications on the subject of off-label use.  Companies cannot promote FDA approved drugs for off-label uses, nor can companies promote the use of a drug before it is approved.

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

Market Exclusivity

The commercial success of a product, once it is approved for marketing, will depend primarily on a company’s ability to create and sustain market share and exclusivity. Market exclusivity can be gained and maintained by a number of methods, including, but not limited to:  patents, trade secrets, know-how, trademarks, branding and special market exclusivity provided by regulations.

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

SuperGen has 120 issued patents and 271 pending patent applications.  Of the total patents and pending patent applications those that relate to each of our material commercial product or product candidate are described in further detail below:

•                  Decitabine, a product we have exclusively licensed to Eisai:  there are 11 issued patents and 30 patent applications, having projected expiration dates ranging from June 5, 2022 to September 27, 2024, granted or pending in the jurisdictions of the U.S., Australia, Canada, Europe, Japan, China, India and Hong Kong.

•                  SGI-110, our DNMT1 inhibitor:  there is one issued patent and seven patent applications, each having a projected expiration date of September 29, 2025, granted or pending in the jurisdictions of the U.S., the European Patent Office (the “EPO”), Israel, China, South Africa, Malaysia, Vietnam and New Zealand.

•                  Amuvatinib, our TK Inhibitor and DNA Repair Suppressor:  there are four issued patents and eight patent applications, having projected expiration dates ranging from October 14, 2024 to March 1, 2027, granted or pending in the jurisdictions of the U.S., the EPO, Australia and Canada.

•                  SGI-1776, our PIM kinase inhibitor:  there is one issued patent and 11 patent applications, each having a projected expiration date of November 6, 2027, granted or pending in the jurisdictions of the U.S., the EPO, Hong Kong, India, Malaysia, Brazil, Canada, Japan, Russia, Vietnam and China.

•                  Our discovery JAK2 inhibitor:  there are 17 patent applications, having projected expiration dates ranging from February 29, 2028 to July 25, 2029, pending in the jurisdictions of the U.S., the EPO, Taiwan, Australia, Brazil, Canada, China, Indonesia, India, Japan, Korea, Mexico, New Zealand and Hong Kong.

•                  Our discovery AXL inhibitor: there are 13 patent applications, having projected expiration dates ranging from April 11, 2028 to February 8, 2030, pending in the jurisdictions of the U.S., the EPO, Australia, Canada, China, Japan, Korea, New Zealand and Taiwan.

•                  Relating to our GlaxoSmithKline discovery collaboration:  there are three patent applications, having projected expiration dates of February 26, 2030, pending in the jurisdictions of the U.S., the Patent Cooperation Treaty participants and Taiwan.

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

Factors affecting competition in the pharmaceutical industry vary depending on the extent to which competitors are able to achieve an advantage based on superior differentiation of their products’ greater institutional knowledge or depth of resources.  If we are able to establish and maintain a competitive advantage based on the ability of CLIMB to discover new drug candidates more quickly and against targets not accessible by many competitors, our advantage will likely depend primarily on the ability of our CLIMB technology to make accurate predictions about the effectiveness and safety of our drug candidates as well as our ability to effectively and rapidly develop investigational drugs.

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

Segment and Geographic Area Financial Information

We operate in one business segment — human therapeutics.  We had no product revenue in 2009 or 2008.  In 2007, 100% of our product revenue was from the EU.

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

PART II

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

Ultimately, our ability to become profitable will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, MGI/Eisai’s success in selling Dacogen, the success of our joint development program with GSK, the launch of new products and our ability to control our ongoing costs and operating expenses.  If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations.  Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate.  Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to change the existing criteria for separating consideration in multiple-deliverable arrangements and require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available.  ASU 2009-13 is effective for us beginning January 1, 2011.  Earlier application is permitted.  We are currently evaluating the impact of the pending adoption of the ASU on our consolidated financial statements and cannot estimate the impact of adoption at this time.

Results of Operations

Revenues (in thousands)	2009	2008	2007
Royalty revenue	$41,156	$38,422	$22,333
Development and license revenue	97	—	—
Net product revenue	—	—	621
Total revenues	$41,253	$38,422	$22,954

The increases in royalty revenue are due to higher Dacogen product sales by MGI/Eisai.  MGI/Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter.  We recognize royalty revenue when we receive the royalty statements from MGI/Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to this time.  Therefore, the royalty revenues recorded in 2009 represent MGI/Eisai’s Dacogen sales for the fourth quarter of 2008 and the first three quarters of 2009.  The royalty revenues recorded in 2008 represent MGI/Eisai’s Dacogen sales for the fourth quarter of 2007 and the first three quarters of 2008.  The royalty revenues recorded in 2007 represent MGI/Eisai’s Dacogen sales for the fourth quarter of 2006 and the first three quarters of 2007.

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

The increase in research and development expenses from 2007 to 2008 was due to higher drug discovery research costs associated with the acquisition of Montigen in 2006, clinical trial costs related to the initiation of Phase I and Phase Ib studies for amuvatinib in 2007, and development and formulation costs for SGI-1776 in 2008.   The decrease in research and development expenses from 2008 to 2009 is primarily due to lower contracted outside research and development services for several of our drug candidates and lower clinical trial costs related to our Phase I and Phase Ib clinical trials for amuvatinib.

We conduct research internally and through collaborations with third parties as we continue to maintain a strong commitment to our research and development efforts.  Our research and development activities consist primarily of drug discovery, drug development, and pre-clinical and clinical development, as we advance our existing product candidates through clinical trials.  Our research and development expenses consist primarily of salaries, employee benefits and other personnel related costs; stock-based compensation expense; laboratory equipment and supplies; third-party consultant fees and contract labor; costs for pre-clinical and clinical trials, including clinical research organizations; other outsourced research; depreciation expense; corporate overhead; and allocated facility costs.

We do not allocate certain of our internal research and development costs such as salaries and other personnel related costs, corporate overhead and facility costs to our development programs on a project-by-project basis.  These costs are incurred across and contribute to many discovery, research and development programs including a broad range of scientific research projects, many of which fail in the early stages of discovery and development.  We do allocate direct salaries and third party costs to certain major development programs that are generally in later stages of pre-clinical or clinical development.  Our scientists record their time to such specific projects when appropriate; however, many activities simultaneously benefit multiple projects and cannot be readily attributed to a specific program.  Accordingly, the accurate assignment of time and costs to a specific project is difficult and does not give a true indication of the actual costs of a particular project on a fully burdened basis.  Below is a summary of third party costs and direct salaries that are identifiable for our major drug programs:

Third Party Costs and Direct Salaries Identifiable by Project (in thousands)	2009	2008	2007	Cumulative To Date
Amuvatinib	$4,601	$6,786	$2,614	$16,039
SGI-1776	3,243	4,093	324	7,703
SGI-110	2,088	1,688	170	3,946
All other projects	3,216	3,530	4,861	16,302

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this amended report.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2009.  Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control-Integrated Framework.  Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2009 was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program and Philosophy

Our executive compensation programs are designed to meet the following objectives:

•                  Attract and retain qualified executives with a view to the highly competitive nature of the marketplace in the San Francisco Bay Area biotechnology industry and other industries from which we may seek executive talent;

•                  Provide an executive compensation structure that is not only competitive in our geographic area and industry sector, but is internally equitable and consistent based on the level of responsibilities for each executive position;

•                  Motivate and reward our executives to perform to the best of their abilities;

•                  Align our financial results and compensation paid to executive officers with a goal to achieve our current year and longer-term strategic business goals and objectives; and

•                  Ensure that our executives are not motivated to incur excessive risk that could jeopardize the Company.

These objectives fit within our overall compensation philosophy by helping to continuously improve the Company’s performance, secure the future potential of our business, enhance stockholder value, and provide proper compliance with regulatory and related requirements.

To meet these objectives, we have implemented an executive compensation program based on the following policies:

•                  Pay executive base salaries that are competitive with the practices of other San Francisco Bay Area biotechnology companies and other relevant industries that are similar in size;

•                  Pay for performance through a management bonus plan that is based upon shorter-term incentives and through merit increases based on company and personal performance, as well as market data; and

•                  Pay for performance through equity compensation awards that provide a longer-term incentive to retain our executives.

The Compensation Committee is responsible for ensuring compliance with these objectives and policies and, accordingly, is empowered to review and approve the annual compensation arrangements of the Company’s executive officers, including annual base salary, annual incentive bonus, equity compensation, and other benefits or perquisites.  The Company’s executive team was comprised of the following individuals during 2009:

•                  James S.J. Manuso, Ph.D. — President and Chief Executive Officer

•                  Mohammad Azab, M.D. — Chief Medical Officer

•                  Michael Molkentin, C.P.A. — Chief Financial Officer

•                  David J. Bearss, Ph.D. — Former Chief Scientific Officer (left the Company in October 2009)

•                  Gregory Berk, M.D. — Former Chief Medical Officer (left the Company in May 2009)

Throughout this Proxy Statement, our executive team may be referred to by name, title or referred to as the “executive officers” and comprises our “Named Executive Officers.”

Role of our Compensation Committee

Our Compensation Committee approves, administers and interprets our executive compensation program, and with respect to our Named Executive Officers, the 2003 Stock Plan.  This Committee is appointed by the Board, and consists entirely of directors who are independent for purposes of the listing standards of the Nasdaq Stock Market, “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act.  The Compensation Committee is comprised of Walter J. Lack (chairman) and Thomas V. Girardi and operates under a written charter that is periodically reviewed and revised by the Compensation Committee and the Board.  A copy of this charter is available for review in the corporate governance section of our website at www.supergen.com.  The Compensation Committee held one meeting in 2009 and approved several other matters by unanimous written consent.

Role of Executive Officers in Compensation Decisions

Dr. Manuso, our president and chief executive officer (CEO), reviews the performance of each executive officer, and presents his findings to the Compensation Committee, together with recommendations for compensation structures applicable to the fiscal year under consideration.  The Compensation Committee considers these findings and recommendations, but makes its own final determinations.  The Compensation Committee alone or in consultation with the full Board reviews Dr. Manuso’s performance.

Role of Compensation Consultants and Surveys

The Compensation Committee has adopted a policy where it has the sole authority to hire and fire outside compensation consultants to assist the Committee in analyzing executive compensation and discharging its related responsibilities.  The Compensation Committee did not retain a compensation consultant to assist in determining or recommending the amount or form of executive compensation since it did not anticipate making substantial changes in the amounts and form of executive compensation for our executive officers based on the Company’s overall performance during 2009.

For 2009, the Compensation Committee primarily utilized two compensation surveys in evaluating the various elements of the compensation of our executive officers.  The two surveys were the following:

•                  Radford Global Life Sciences Survey (“Radford Survey”) — uses peer group information from over 156 participants in the 50 to 149 employee size category regarding all elements of compensation, including base salary, bonus, and equity for new hires and existing employees of all levels, including executive officers.  There are 48 participants in the San Francisco Bay Area in the 50 to 149 employee size category to provide comparative data for our Dublin/Pleasanton locations, and 39 participants in the mountain states to provide comparative data for our Salt Lake City location.

•                  BioWorld Executive Compensation Survey — analyzes information from proxy statements and annual reports of approximately 203 publicly traded biotechnology companies that were filed with the U.S. Securities and Exchange Commission for fiscal year 2008.  This survey summarizes compensation data for up to seven officer level positions.

2009 and 2010 Performance Priorities

Executive incentive compensation decisions are primarily based upon the achievement or progress towards Company-wide performance objectives, the execution of operational and business specific strategic objectives, and the officer’s individual performance.  Our performance objectives are both qualitative and quantitative.  These performance objectives may be modified by the Compensation Committee based on changes in market conditions or the business environment in which we operate.  The Compensation Committee may include or exclude certain items related to the ongoing operations when calculating financial measures including gains or losses not anticipated or properly reflecting the cash flow or economic contribution of a transaction during the annual performance period under review.  The Compensation Committee believes that our overall performance as a discovery-based drug development company is a more significant factor in our compensation decisions than our performance against any specific individual predetermined goal.

The Compensation Committee determines the amount payable, if any, to its named executive officers as an annual performance bonus relating to the 2009 and 2010 years based upon its determination as to the Company’s achievement of the 2009 and 2010 performance priorities.  However, this determination is not mechanical.  As noted above, the Compensation Committee also factors in, as the most significant factor in making its determination, the Company’s progress in its transition to a discovery-based drug development company.  Thus, while there is no specific weighting accorded to each of the enumerated performance priorities for 2009 and 2010 or the officer’s individual performance, the Compensation Committee considers them of roughly equal weight, with the most weight given to the judgment regarding the Company’s progress and overall performance as a discovery-based drug development company.  As described below, in 2009 the Company significantly exceeded the performance goals in each of the performance priority areas.  Moreover, the Compensation Committee determined that the Company’s overall performance as a discovery-based drug development company in 2009 was outstanding.

2009 Performance Priorities

At the beginning of 2009, the Compensation Committee established performance priorities in four key areas for the Company:

1.  Financial performance — Properly manage annual cash burn and year-end cash balance by targeting reasonable ranges for loss from operations, net loss, cash used in operations and cash on hand at the end of 2009.  The target range for loss from operations and cash used in operations is plus or minus 20% from the approved financial targets, while the target range for cash, cash equivalents and marketable securities is plus or minus 10% of a targeted combined balance of $75 million at the end of the performance period.

The Company achieved the primary financial performance priorities for 2009. We recorded income from operations of $3.2 million, which was 125% better than the anticipated annual loss from operations of $12.5 million, which was the target.  Our recorded net income of $4.7 million was 143% better than the targeted annual loss of $10.9 million. The cash provided by our operating activities of $8.7 million was 222% better than the targeted  annual amount of cash used in operating activities of $7.1 million, and unrestricted cash, cash equivalents and marketable securities of $100.8 million exceeded the year-end target of $75 million by 34%.

2.  Business development — Initiate and execute at least one business development transaction with terms, conditions and economic value consistent with other market transactions being executed for similar type products within the pharmaceutical industry sector in which we compete.

The Company achieved this business development priority for 2009 by executing a collaboration agreement with GlaxoSmithKline (“GSK”) to discover and develop specific epigenetic therapeutics.  Total potential development and commercial milestones payable to the Company could exceed $375 million.

3.  Product development — Advance to lead product candidacy, IND enabling research and/or IND filing one or more new product development candidates while advancing clinical-stage compounds.

The Company achieved the product development priority for 2009 with the advancement of several candidates in the clinical and pre-clinical stage and with multiple unannounced potential candidates in the discovery stage process.

4.  Organizational development — Invest in essential infrastructure by recruiting additional talent for key operating positions with a focus on retaining, training and developing current organizational resources required to advance our drug research and business development initiatives.  The Company is targeting headcount growth primarily in the research and development area with a focus on discovery, pre-clinical, manufacturing, and clinical operations.

The Company made progress with the organizational development priority with the addition of several key new hires in research and development and clinical operations areas.  In addition, the Company assessed its future strategic organizational needs and initiated an organizational adjustment which was executed in early 2009 and reduced overall personnel by approximately 8% at that time.

The Compensation Committee believed the successful execution overall of our 2009 Performance Priorities, including the consideration of other actions not included in the specific priorities, would improve our overall performance and enhance stockholder value over the long term.  The Compensation Committee continues to believe that the strategic shift from a specialty pharmaceutical company dependent on acquiring drugs from third parties into a discovery-based drug development company will not necessarily result in a short-term increase in stockholder value.  In fact, the development of a novel and growing drug development pipeline, including the targeting, development and execution of new business development transactions and relationships, will require significant ongoing effort and achievement by our executive officers and other personnel during 2010 and beyond.

2010 Performance Priorities

At the beginning of 2010, the Compensation Committee established initial performance priorities in four key areas for the Company:

1.  Financial performance — Properly manage annual cash burn and year-end cash balance by targeting reasonable ranges for loss from operations, net loss, cash used in operations and cash on hand at the end of 2010.  The target range for income (loss) from operations and cash provided by (used in) operations is plus or minus 15% from the approved financial targets, while the target range for cash, cash equivalents and marketable securities is plus or minus 10% of a targeted combined balance of $85 million at the end of the performance period.

2.  Business development - Initiate and execute at least one business development transaction with terms, conditions and economic value consistent with other market transactions being executed for similar type products within the pharmaceutical industry sector in which we compete.

3.  Product development — Advance to lead product candidacy, IND enabling research and/or IND filing one or more new product development candidates while advancing clinical-stage compounds.

4.  Organizational development — Invest in essential infrastructure by recruiting additional talent for key operating positions with a focus on retaining, training and developing current organizational resources required to advance our drug research and business development initiatives.  The Company is targeting headcount growth primarily in the research and development area with a focus on discovery, pre-clinical, manufacturing, regulatory and clinical operations.

The Compensation Committee believes the 2010 Performance Priorities identified above are reasonably attainable, but will require significant and sustained effort on the part of all our Named Executive Officers and employees.  The Compensation Committee believes that successful execution of our performance priorities will improve our overall performance and ultimately enhance stockholder value over the long term.

Chief Executive Officer Annual Bonuses

For 2009, our chief executive officer Dr. Manuso’s target annual bonus was $350,000 under a new executive employment agreement effective April 1, 2009.  There was no threshold bonus or maximum bonus.  The Compensation Committee assessed the 2009 performance of Dr. Manuso by conferring with the independent members of the Board of Directors.  In addition to assessing Dr. Manuso’s contribution to the achievement of the 2009 performance priorities, the independent members of the Board of Directors and the Compensation Committee also considered other qualitative elements furthering the long-term success of the Company.  Other elements discussed and considered include organizational leadership qualities, development and execution of business, product and operational development strategies and opportunities, development and execution of investor relations and other programs enhancing organizational visibility in the financial community, expanding the shareholder base, regulatory compliance, and overall financial stewardship of financial resources.  After receiving this input, the Compensation Committee determined that the 2009 performance of Dr. Manuso was excellent.  Due to the Company’s strong performance, with respect to both overall performance as a discovery-based drug development company and performance against the enumerated performance priorities, and based upon the Compensation Committee’s subjective appraisal of Dr. Manuso’s 2009 performance, Dr. Manuso was awarded his full target bonus of $350,000.  Moreover, the Compensation Committee exercised its discretion to award Dr. Manuso an additional bonus payment of $150,000, based upon the Company’s and his superior 2009 performance.

In addition to the bonuses earned above, Dr. Manuso also earned a $150,000 guaranteed bonus on January 7, 2009 under terms of a prior executive compensation agreement that was superseded on April 1, 2009 with a new executive employment agreement.

For 2010, Dr. Manuso has a target annual bonus of $650,000.  There is no specified threshold bonus or maximum bonus for Dr. Manuso for 2010.

Named Executive Officer Annual Bonuses

Our other named executive officers who received annual bonuses on account of the full 2009 fiscal year, Messrs. Azab and Molkentin had a 2009 target payout equal to 30% of their annual base salary and a maximum payout of 50% of their 2009 annual base salary.  The Compensation Committee assessed the 2009 performance of Messrs. Azab and Molkentin by conferring with Dr. Manuso.  The Compensation Committee and Dr. Manuso realize that the current size of the organization demands greater cross functional expertise and/or understanding with the multiple aspects of a drug discovery operation, and that many similar qualities and characteristics are required of its executives, and thus considered when assessing an officer’s contribution with the execution and achievement of any relevant annual performance or other priorities.  Therefore, additional categories or areas were considered by the Compensation Committee when assessing the executive’s individual performance and organizational contributions.

Chief Medical Officer:  In addition to assessing Dr. Azab’s contribution to the achievement of the 2009 performance priorities, the Compensation Committee also considered other qualitative elements furthering the future success of the Company.  Other elements discussed and considered included Dr. Azab’s organizational leadership qualities, contribution to the development and execution of product development and clinical trial programs and strategies, development and execution of external relations and programs enhancing the organization’s visibility and interactions within the scientific community, and compliance and constructive interaction with the appropriate regulatory bodies.

Chief Financial Officer:  In addition to assessing Mr. Molkentin’s contribution to the achievement of the 2009 performance priorities, the Compensation Committee also considered other qualitative elements furthering the long-term success of the organization.  Other elements discussed and considered included organizational leadership qualities, development and execution of business and operational development strategies and opportunities, assistance in the development and execution of investor relations and other programs enhancing the organization’s visibility in the financial community and among its shareholder base, development and demonstration of overall financial stewardship and management of financial assets, and timely and accurate filing with all regulatory requirements and compliance associated with the management of multiple general and administrative functions.

After considering the organizational achievements of the various annual performance priorities, the above categories, and Dr. Manuso’s input, the Compensation Committee determined that the 2009 performance of Messrs. Azab and Molkentin was superb.  There were no threshold-level bonuses for either Dr. Azab or Mr. Molkentin.  Based upon the Company’s 2009 achievement both in the enumerated performance priority areas and upon the Company’s overall 2009 performance as a discovery-based drug development company, and based upon the Committee’s subjective appraisal of their individual performances, the Compensation Committee approved an annual bonus payout equal to 45% of Dr. Azab’s annual base salary and equal to 43% of Mr. Molkentin’s annual base salary.  Dr. Azab’s 2009 annual bonus was pro-rated to reflect his partial year of service.

For 2010, Messrs. Azab and Molkentin have a target annual bonus equal to 30% of their annual base salary and a maximum payout equal to 50% of their annual base salary.  The Compensation Committee, however, retains the discretion to pay outside of this range based upon its qualitative determinations.

Elements of Compensation for President and Chief Executive Officer

Original Employment Agreement

On September 22, 2006, the Company and James S.J. Manuso, Ph.D. executed an Executive Employment and Confidential Information and Invention Assignment Agreement (“Original Agreement”).  Dr. Manuso is the Company’s current CEO and the agreement provided for the continuation of his service for the three year period or from January 1, 2007 through December 31, 2009. The prior three year employment agreement expired on December 31, 2006.  We do not have employment agreements with any other executive officer.

The Original Agreement provided for (i) an initial base salary of $515,000, adjusted annually at twice the percentage increase in the Consumer Price Index, (ii) a guaranteed annual bonus of $150,000 provided Dr. Manuso remained continuously employed during the applicable year of the payment, (iii) a potential annual performance-based bonus of up to $350,000 to be paid no later than March 15 of the following year based on achievement of criteria established by the Compensation Committee in conjunction with the Board, (iv) relocation expenses not to exceed $75,000 in the event of an involuntary termination that would be subject to tax equalization adjustments, (v) an automobile allowance and related auto insurance of up to $29,000, and (vi) life insurance coverage of $2 million.

In addition, we provide the CEO with certain benefits that are available to all our employees.  We do not provide pension arrangements, deferred compensation or other similar benefits to our CEO, except for certain termination benefits as described in detail under the section of this Proxy Statement entitled “Potential Payments Upon Involuntary Termination or a Change of Control.”

The Original Agreement also provided for grants of the following stock options:

•                  On January 1, 2007 (or the first business day following the effective date of the Original Agreement), and on each anniversary thereafter during the term of the agreement, an annual option to purchase 360,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value on the date of grant.  Each annual option vests as to 1/12th of the shares at the end of each month from the grant date.

•                  On January 3, 2007, an option to purchase 1,000,000 shares of the Company’s common stock at a per share price equal to the fair market value on the date of grant, which vests only upon achieving specified multiple performance milestones.  Eight performance milestones are specified in the agreement that, if achieved, would trigger the vesting of the related portion of the option grant.

Pursuant to the Original Agreement, including all unvested performance options granted under the prior employment agreement which expired on December 31, 2006, in the event of an involuntary termination or a change of control of the Company prior to the granting of all of the annual options and any unvested performance options, the securities underlying all ungranted and unvested annual options and all unvested performance options will become fully vested in their entirety and any ungranted annual options shall immediately be granted and vested.

Amended Agreement

On October 28, 2008, the Company and Dr. Manuso executed an Amended and Restated Executive Employment and Confidential Information and Invention Assignment Agreement (the “Amended Agreement”).  The Amended Agreement replaced in its entirety the Original Agreement that the Company entered into with Dr. Manuso effective January 1, 2007.  The new and modified provisions of the Amended Agreement were intended to bring it into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and to effect certain other changes.

The changes primarily involved the timing of compensatory payments payable pursuant to the Amended Agreement, as well as a change to the definition of “involuntary termination” and the addition of a new section relating to Section 409A considerations.  The substance of the bonus and stock option sections of the Amended Agreement remained unchanged.  In addition, a proviso was added to the Amended Agreement to clarify that if Dr. Manuso is involuntarily terminated prior to the occurrence of a change of control transaction, he may be eligible for certain severance benefits as described in the section of this Proxy Statement entitled “Potential Payments Upon Involuntary Termination or a Change of Control.”

2009 Guaranteed Bonus and Performance-Based Bonuses:  The guaranteed annual cash bonus of $150,000 was paid for the third year of the Amended Agreement on January 7, 2009.  On February 9, 2009, the Compensation Committee approved a performance-based bonus award of $350,000 to Dr. Manuso, based on achievements and performance of the Company during 2008.  In addition, on February 9, 2009, the Compensation Committee approved the vesting of 100,000 shares of the 150,000 share performance-based stock option granted in connection with the Amended Agreement.

On January 11, 2010, the Compensation Committee approved two performance-based cash bonus awards to Dr. Manuso.  A bonus of $350,000 was granted in connection with the Amended Agreement, as well as an additional bonus of $150,000.  The Compensation Committee determined to award both bonuses after reviewing the achievements and performance of the Company during 2009 and Dr. Manuso’s instrumental efforts in that regard.  The cash bonuses were paid on January 21, 2010.

New Executive Employment and Confidential Information and Invention Assignment Agreement Effective April 1, 2009:

On April 1, 2009, the Company and Dr. Manuso executed an Executive Employment and Confidential Information and Invention Assignment Agreement (the “New Agreement”).  The New Agreement, which supersedes and replaces the Amended Agreement, covers the period from April 1, 2009 through March 31, 2012.

The New Agreement provided for a base salary of $574,752 for the remainder of 2009, increasing to $625,000 on January 1, 2010.  The base salary will be adjusted annually thereafter at twice the percentage increase in the Consumer Price Index.  The New Agreement also provided for a performance-based bonus of up to $350,000 for 2009 (as described above), and performance bonuses of up to $650,000 per year for the remaining term of the agreement, with each performance bonus to be paid based on achieving criteria established by the Compensation Committee.  The New Agreement does not include any guaranteed bonuses.  In addition, the New Agreement provides for life insurance coverage of $2 million, an annual automobile allowance of $25,000 for 2009, increasing to $30,000 for each year thereafter, and relocation expenses not to exceed $100,000 in the event of an involuntary termination of employment.

The New Agreement also provides for grants of the following stock options:

•                  On April 1, 2009, concurrently with the execution of the agreement, Dr. Manuso was granted an option to purchase 1,200,000 shares of the Company’s common stock at a per share price equal to the fair market value the date of grant, with vesting subject to the achievement of specified performance milestones (the “Performance Option”).  Ten performance milestone thresholds are specified in the agreement that, if achieved over the three-year term of the agreement, would trigger the vesting of the related portion of the Performance Option.  The Performance Option represents approximately 63% of the total potential options that may be granted throughout the term of the New Agreement.

•                  On or about April 1, 2010 and on each anniversary thereafter during the term of the agreement, an option to purchase 360,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value on the date of grant (the “Annual Options”).  Each Annual Option will vest as to 1/12th of the shares at the end of each month from the grant date.

•                  The New Agreement also provides for the continued vesting of the performance options granted pursuant to Dr. Manuso’s previous employment agreements with the Company, provided the performance milestones are met while he remains employed with the Company.

Pursuant to the New Agreement, in the event of a change of control of the Company prior to: (i) the granting of all of the Annual Options, then all Annual Options yet to be granted will immediately be granted and 100% of the then-unvested shares subject to the Annual Options will vest and become exercisable and (ii) the vesting of the Performance Option, then 100% of the then-unvested shares will immediately vest and become exercisable.  If Dr. Manuso’s employment terminates for specified reasons within one year following a change of control, he will receive the following benefits: (1) a lump sum payment equal to eighteen months of base salary; (2) a lump sum payment equal to any unpaid bonuses (not to exceed $1 million); and (3) full acceleration of the vesting of any then-unvested stock options.

Elements of Compensation for Other Executive Officers

The compensation for our other executive officers has three primary components:

•          Base salary;

•          Participation in the bonus plan; and

•          Participation in annual equity compensation awards.

In addition, we provide our other executive officers with certain benefits that are available to all our employees.  We do not provide pension arrangements, deferred compensation or other similar benefits to our executive officers, except for certain termination benefits as described in detail under the section of this Proxy Statement entitled “Potential Payments Upon Involuntary Termination or a Change of Control.”

We do not have any employment agreements with our other executive officers that provide for benefits upon involuntary termination or change of control, but we do have an Officer Severance Benefit Plan that describes the recommended severance in the event of an involuntary termination for the other executive officers.  Any benefit paid under this plan is subject to approval by the Compensation Committee.  We also have acceleration provisions relating to the vesting for option grants in the event of involuntary termination of service following a change of control transaction, as well as an extension of time to exercise such grants following such involuntary termination, to the sooner of twelve months from such termination or the original expiration date of the option.

We believe that this combination of compensation elements provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term stockholder value, and facilitates executive retention and recruitment.

Base Salaries

Base salaries are designed to meet competitive norms and reward exemplary performance on an annual basis.  In establishing base salaries for our executive officers, the Compensation Committee relies on data from the Radford Survey, the BioWorld Executive Compensation Survey as well as general market sources, to compare base salaries against those for companies with similar numbers of employees and located in similar geographic areas.  Based on the competitive landscape, the Compensation Committee initially targets Named Executive Officers’ salaries to be in the 50th to 90th percentile of peer group companies.

For 2009, the Compensation Committee reviewed the base salaries to determine if annual merit increases were to be awarded to the other executive officers based on the achievement of our shorter-term objectives, progress and/or achievement of the Company’s 2009 Performance Priorities and the individual’s annual performance while considering changes in market conditions.  The Compensation Committee determined that these goals were achieved and awarded a merit increase to Dr. Mohammad Azab, our Chief Medical Officer (“CMO”), and Mr. Michael Molkentin, our Chief Financial Officer (“CFO”).  As discussed below, the merit increases became effective January 1, 2010.

Bonus Plan

We have a performance-based bonus plan that is intended to motivate and reward all employees, including our other executive officers, to perform well and contribute to the achievement of our shorter-term objectives.  The amount of bonus is determined based on a target percentage of base salary of an executive officer’s position, the progress and/or achievement of the Company’s performance priorities, and the results of the officer’s individual annual performance review while also reflecting changes in market conditions.  The bonus is paid in cash.

2009 Bonus Awards:  For 2009, the Compensation Committee reviewed the bonus plan to determine if bonuses were to be awarded to the other executive officers based on the achievement of our shorter-term objectives, progress and/or achievement of the Company’s 2009 Performance Priorities and the executive officer’s individual performance.  The Compensation Committee determined that these goals were achieved and awarded a bonus to our CMO and CFO.  The initial bonus awards for 2009 were targeted between the 50th and

90th percentile of peer group companies using primarily Radford Survey data.  The actual bonus awards for 2009 were calculated as a percent of the officer’s prior year annual base salary and were paid in 2010.  The actual bonus awards for 2009 as a percent of base salary for the other executive officers were as follows:

	Actual Bonus Award		Bonus Award Target Range (Percentile)
Name and Position	Percentage (1)		50th	90th
Mohammad Azab Chief Medical Officer	45	%(2)	30%	50%
Michael Molkentin Chief Financial Officer	43%		30%	50%

(1)  Calculated as a percent of prior year annual base salary

(2)  The actual bonus award amount was prorated for the period of time the position was actually filled as CMO.

2010 Bonus Award Targets:  The bonus awards for 2010 are initially targeted to be within the 50th to 90th percentile of peer group companies.  The bonus awards are typically expressed as a percent of the executive officer’s base salary.  Considering current year Radford Survey data, the modified bonus award as a percent of base salary for the other executive officers is as follows:

	Bonus Award Target Range (Percentile)
Name and Position	50th	90th
Mohammad Azab Chief Medical Officer	30%	50%
Michael Molkentin Chief Financial Officer	30%	50%

After completion of the 2010 fiscal year, the Compensation Committee will determine if bonuses are to be awarded to the other executive officers and at what levels based on the achievement of the Company’s shorter-term objectives, progress and/or achievement of the 2010 Performance Priorities and the executive officer’s individual performance.

Summary of Grant Policies

Our Compensation Committee regularly monitors the environment in which we operate and makes changes to our equity compensation program to help us meet our goals, including the achievement of long-term stockholder value.  We may use various forms of equity compensation to motivate and reward long-term performance and encourage our employees, including the executive officers, to participate in the ownership of the Company.  Historically, we have granted equity awards to our executive officers in the form of stock options.  In spite of the evolution of the accounting treatment of certain types of awards, which requires a company to recognize as an expense the fair value of stock options and other stock-based compensation granted to employees, the Compensation Committee has determined that it is in the best interests of the Company and our stockholders to continue this practice.  The Compensation Committee utilizes a vesting schedule to encourage our executive officers to continue in the employ of SuperGen and to encourage executive officers to maintain a long-term perspective.  With respect to the CEO, a substantial portion of his equity awards vest only upon achievement of specific performance milestones.  In determining the size of stock option grants, the Compensation Committee considers information provided by the Radford Survey, as well as general market sources, and focuses on the executive officers’ current and expected future value to the Company and the competitive influence of peer organizations.  The Compensation Committee also considers the number of granted and unvested options held by the executive officer.

The Board and the Compensation Committee have not adopted formal policies regarding the timing of granting equity compensation awards.  For example, the Compensation Committee has not established a set date for equity compensation awards, but rather, has acted in a timely manner following the annual performance review process completed for all our employees, including the executive officers, which typically occurs during the first quarter of each fiscal year.  Equity compensation grants are approved by the Compensation Committee at scheduled meetings of the committee or by unanimous written consent.  The timing of such actions is driven by the Compensation Committee’s need to conduct particular business, such as an equity compensation grant, and not by the Company’s stock price.  The exercise price or calculation price used in connection with any equity compensation grant is determined as the closing price for the Company’s common stock on NASDAQ on the date of the meeting at which the grant is approved.  The Compensation Committee has not granted, nor does it intend in the future to grant, equity compensation awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement.  Similarly, our Compensation Committee has not timed, nor does it intend in the future to time, the release of material nonpublic information based on equity award grant dates.  We do not reprice or exchange underwater options without stockholder approval.

Equity Compensation

2009 Equity Awards:  For the 2009 annual period, the Compensation Committee reviewed outstanding executive officer equity compensation to determine if equity awards were to be granted to the executive officers other than our CEO to motivate and reward longer-term performance, enhance retention and encourage participation in the ownership of the Company.  The equity compensation grants were based on the achievement of our shorter-term objectives, progress and/or achievement of the Company’s 2009 Performance Priorities and the executive officer’s annual performance review.  The Compensation Committee determined that these goals were achieved and awarded additional option grants to our CMO and CFO.  The equity awards were originally targeted between the 50th and 90th percentile of peer group companies primarily using the Radford Survey.  Equity compensation is made in the sole discretion of the Compensation Committee and is based on market information provided primarily by Radford Survey data, including recommendations by the CEO and other market considerations.  The actual equity awards based on the 2009 period under review for the executive officers other than our CEO were as follows:

	Actual Equity		Equity Award Target Range (#)
Name and Position	Award (#)		50th	90th
Mohammad Azab Chief Medical Officer	60,000	(1)	50,000	150,000
Michael Molkentin Chief Financial Officer	110,000		50,000	150,000

(1)  The actual equity award represents a prorated award for the period of time the position was actually filled as CMO.

2010 Equity Award Targets:  The equity awards for 2010 are initially targeted to be within the 50th to 90th percentile of peer group companies.  Considering current year Radford Survey data, the modified equity award target for the other executive officers is as follows:

	Equity Award Target Range (#)
Name and Position	50th	90th
Mohammad Azab Chief Medical Officer	60,000	160,000
Michael Molkentin Chief Financial Officer	60,000	160,000

After completion of the 2010 fiscal year, the Compensation Committee will determine if equity awards are to be awarded to the executive officers other than our CEO and at what level based on the achievement of the Company’s shorter-term objectives, progress and/or achievement of the 2010 Performance Priorities and the executive officer’s individual performance.

Summary of Compensation Committee Actions for Other Executive Officers

On March 12, 2009, the Compensation Committee approved 2009 annual salaries, cash bonus awards, and granted options for the achievement of the Company’s 2008 Performance Priorities and annual performance to the following executive officers:

Name and Position	Annual Salary (1)	Cash Bonus Award	Stock Option Grants (#)(2)
David J. Bearss Former Chief Scientific Officer	$328,000	$57,000	45,000
Gregory Berk Former Chief Medical Officer	383,000	112,000	80,000
Michael Molkentin Chief Financial Officer	327,000	119,000	80,000

(1)       Annual salaries retroactive to January 1, 2009.

(2)       Option grants are subject to terms and conditions of the 2003 Stock Plan, as amended, and will vest monthly over a period of 48 months.

On March 4, 2010, the Compensation Committee approved 2010 annual salaries, including cash bonus awards, and granted options for the achievement of the Company’s 2009 Performance Priorities and annual performance to the following executive officers:

Name and Position	Annual Salary (1)	Cash Bonus Award	Stock Option Grants (#)(2)
Mohammad Azab Chief Medical Officer	$393,000	$78,000	60,000
Michael Molkentin Chief Financial Officer	342,000	141,000	110,000

(1)       Annual salaries are retroactive to January 1, 2010.

(2)       Option grants are subject to terms and conditions of the 2003 Stock Plan, as amended, and will vest monthly over a period of 48 months.

Generally Available Benefit Programs

We also offer a number of other benefits to our employees and all executive officers including medical, prescription, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, paid holidays, floating holidays, vacation, personal time off, and employee assistance programs.

We believe that these benefit programs generally enhance employee productivity and loyalty to the Company.  The main objectives of our benefit programs are to give all our employees access to quality healthcare, financial protection from unforeseen events, assistance in achieving retirement financial goals, and enhanced health and productivity.  These benefit programs typically do not specifically factor into decisions regarding an individual employee’s or executive officer’s total compensation or equity award package.  The availability of these benefit programs are influenced more by competitive market considerations for biotech and other industries against whom we compete to either retain our current employees or attract new talent.

401(k) Plan

We also maintain a 401(k) Plan to provide retirement benefits through tax deferred salary deductions for all employees.  We make matching employer contributions, at rates varying from 1% to 3%, up to a maximum of $6,000 annually, based on the rate of the employee’s 401(k) payroll contribution.  Our matching contributions vest ratably over five years.

Internal Revenue Code Section 162(m) Implications for Executive Compensation

The Compensation Committee is responsible for addressing issues raised by Section 162(m) of the Internal Revenue Code.  Section 162(m) limits the Company’s tax deduction for compensation paid to certain executive officers that does not qualify as “performance based” to $1 million per executive officer.  The Compensation Committee believes that the stockholders’ interests are served by maintaining the discretion and flexibility in our executive compensation programs.  Accordingly, the Compensation Committee may approve executive compensation that is not fully deductible.  If our stockholders approve Proposal Two herein, that will enable us to continue to qualify certain awards under our 2003 Stock Plan as deductible performance-based compensation.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee was formed in January 1993.  The Compensation Committee is composed of Mr. Lack (Chairman) and Mr. Girardi, who are independent directors of the Company.  Neither of these persons was an employee of the Company or any of its subsidiaries, nor were there any Compensation Committee interlocks or other relationships during 2009 requiring disclosure under Item 407(e)(4) of Regulation S-K of the Securities Act of 1933, as amended.

Potential Payments Upon Involuntary Termination or Change of Control

Dr. Manuso’s New Agreement requires specific payments and/or benefits to be provided to Dr. Manuso in the event of an involuntary termination of employment without cause following a change of control of the Company.  If an involuntary termination for cause occurs, Dr. Manuso will not receive any additional severance-type benefits under the New Agreement.

Dr. Manuso’s New Agreement defines “change of control” as the occurrence of any of the following events:

•      Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities;

•      The consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets; or

•      The consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

“Involuntary Termination,” as used in the New Agreement, means the following:

•      Without Dr. Manuso’s express written consent, a material diminution of his duties, position or responsibilities relative to his duties, position or responsibilities in effect immediately prior to such reduction;

•      Without Dr. Manuso’s express written consent, a material diminution by the Company of his base salary as in effect immediately prior to such reduction;

•      Any material breach by the Company of any of the terms of the New Agreement;

•      Without Dr. Manuso’s express written consent, his relocation to a facility or a location more than fifty miles from the current location of the Company, which the Company and Dr. Manuso agree would constitute a material change in the geographic location at which he  must perform services to the Company, or

•      Any purported termination of Dr. Manuso other than for cause.

“Cause,” as used in the New Agreement, means the following:

•      Any act of personal dishonesty taken by Dr. Manuso in connection with his employment which is intended to result in his personal enrichment;

•      Dr. Manuso’s conviction of a felony;

•      Any act by Dr. Manuso that constitutes material misconduct and is injurious to the Company; or

•      Continued violations by Dr. Manuso of his obligations to the Company.

Under the New Agreement, Dr. Manuso may not resign for an Involuntary Termination without first providing the Company with:

•      A written notice within ninety days of the event that he believes constitutes an Involuntary Termination specifically identifying the acts or omissions constituting the grounds for an Involuntary Termination, and

•      A reasonable cure period of not less than thirty days following the date of such notice.

The New Agreement provides that if Dr. Manuso’s employment with the Company is terminated by the Company as a result of an Involuntary Termination and following a change of control, he would receive:

•      A lump sum payment equivalent to eighteen months of his then current base salary;

•      A lump sum payment equivalent to any unpaid amount of bonus due to him (up to a maximum of $1 million);

•      Reimbursement for all reasonable relocation expenses to him or his family’s relocation from California to New York, including, but not limited to, short-term hotel costs or apartment rental for a period not to exceed six months, with the total relocation not to exceed $100,000.  Additional cash compensation would be paid to fully offset taxes, or tax equalized, attributable to him as a result of payment of such reasonable relocation expenses;

•      Full acceleration of the vesting of any then-unvested stock options held by him or any annual stock options not yet granted to him.

Estimated Value of Involuntary Termination or Change of Control Benefits for Other Executive Officers

Though the Company does not have employment agreements with any executive officer other than Dr. Manuso, we do have an Officer Severance Benefit Plan that describes the recommended severance in the event of certain involuntary terminations for all the Company’s executive officers, where applicable.  Effective October 28, 2008, the Company revised its Officer Severance Benefit Plan, which provides for severance payments, career transition assistance and COBRA continuation coverage for the Company’s executive officers in the event they are involuntarily terminated, to bring it into compliance with Section 409A of the Internal Revenue Code.

Benefits under the Officer Severance Benefit Plan include the following:

•      Cash Severance Benefit.  Each eligible executive officer shall receive a cash severance benefit in an amount equal to the sum of (a) two weeks of such eligible executive officer’s base salary, which shall be paid in lieu of notice of termination of employment, (b) an additional thirty-nine weeks of such eligible executive officer’s base salary, (c) an additional two weeks of such eligible executive officer’s base salary for each full year of service completed, and (d) an additional one week of such eligible executive officer’s base salary for any partial year of service completed provided that such partial year of service is greater than six months in length.

•      Career Transition Assistance.  Following an eligible executive officer’s termination of employment, career transition services shall be provided through an outplacement service provider for a period of nine months.  Outplacement services currently cost the Company approximately $8,500 per executive officer.

•      COBRA Continuation Coverage.  Each eligible executive officer who is enrolled in a health, dental, or vision plan sponsored by the Company may be eligible under COBRA to continue coverage under such health, dental, or vision plan (or to convert to an individual policy), at the time of his or her termination of employment.  If COBRA is elected by an eligible executive officer, the Company shall pay COBRA premiums on behalf of the executive officer during the number of weeks of base salary in respect of which the amount paid to the eligible executive officer under the Cash Severance Benefit section, as described above, was calculated.

Eligible executive officers are required to sign and not revoke a release of claims in favor of the Company as a condition to receiving benefits.  No benefits are payable upon any voluntary termination, upon any involuntary termination for misconduct or poor job performance or upon certain other terminations of employment.  The Officer Severance Benefit Plan does not provide any income tax gross-ups for golden parachute excise taxes nor do we otherwise provide golden parachute excise tax gross-ups to our executive officers.

In addition to the Officer Severance Benefit Plan, our Named Executive Officers have double-trigger 100% vesting acceleration on their Company stock options.  Specifically, if our Named Executive Officers are involuntarily terminated other than for cause following a change of control, then 100% of the shares subject to their outstanding stock options accelerate as to vesting.  Additionally, in such event, their stock option post-termination exercise period is extended from three months after employment termination to twelve months after employment termination or, if earlier, the original maximum term of the option.

2009 Potential Payments Upon Termination Table

		Severance	Bonus	Accelerated
Name	Termination Scenario	($) (1)	($) (2)	Vesting ($)		Other ($)
James S.J. Manuso	Change of control	862,128	1,000,000	731,000	(3)	144,118	(6)
	Involuntary (without cause)	862,128	1,000,000	—		144,118	(6)
	For cause	—	—	—		—
Mohammad Azab	Change of control	303,558	—	10,400	(4)	10,407	(7)
	Involuntary (without cause)	303,558	—	—		10,407	(7)
	For cause	—	—	—		—
Michael Molkentin	Change of control	333,288	—	77,630	(5)	11,353	(7)
	Involuntary (without cause)	333,288	—	—		11,353	(7)
	For cause	—	—	—		—

(1)	Assumes “severance” payment made to the Named Executive Officer as of the last business day of the fiscal year or December 31, 2009.
(2)	Represents bonus payout for remaining term of the employment agreement, not to exceed $1 million.
(3)

Represents accelerated vesting of 2,000,000 previously granted unvested performance-based stock options and the granting and vesting of 720,000 ungranted annual stock options remaining under the term of the New Agreement. The exercise price related to 850,000 of these options was under the fair market value of SuperGen’s stock as of December 31, 2009, and therefore, these options had an intrinsic value of $731,000 at December 31, 2009.

(4)

Represents accelerated vesting of 260,000 previously granted unvested stock options. The exercise price related to all of these options was under the fair market value of SuperGen’s stock as of December 31, 2009, and therefore, resulting in an intrinsic value of $10,400 at December 31, 2009.

(5)

Represents accelerated vesting of 136,109 previously granted unvested stock options. The exercise price of 119,000 of those options was under the fair market value of SuperGen’s stock as of December 31, 2009, resulting in an intrinsic value of $77,630 at December 31, 2009.

(6)	Represents reimbursement for relocation expenses not to exceed $100,000, which are subject to tax equalization adjustments, and employer-paid medical coverage for total estimated severance period.
(7)	Represents employer-paid medical coverage for total estimated severance period.

The actual amount of the benefits paid to the Named Executive Officers in the event of an involuntary termination or a change of control can only be determined at the time of the executive’s actual termination from the Company.

2009 Summary Compensation Table

The following table presents the total compensation earned by each of the Named Executive Officers during the fiscal year ended December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	All Other Compensation ($)		Total ($)
James S.J. Manuso	2009	574,237	650,000	(2)	1,670,653	36,644	(3)	2,781,534
President and Chief Executive Officer	2008	560,406	500,000		727,308	40,748		1,828,462
	2007	512,731	500,000		3,888,340	33,721		4,834,692

Mohammad Azab (4)	2009	141,044	78,000		427,076	—		568,120
Chief Medical Officer	2008	—	—		—	—		—
	2007	—	—		—	—		—

David J. Bearss (5)	2009	306,658	—		45,594	6,000	(7)	415,252
Former Chief Scientific Officer	2008	236,486	57,000		102,366	6,000		389,732
	2007	—	44,880		—	—		—

Gregory Berk (6)	2009	175,476	—		81,056	335,720	(8)	704,252
Former Chief Medical Officer	2008	370,125	112,000		150,380	6,000		617,505
	2007	193,622	111,000		565,230	—		778,852

Michael Molkentin	2009	326,375	141,000		81,056	6,000	(7)	532,431
Chief Financial Officer	2008	310,076	119,000		144,365	6,000		567,441
	2007	265,398	107,000		128,502	6,000		476,580

(1)

Reflects the aggregate grant date fair value using the Black-Scholes option pricing model for option awards granted during the year computed in accordance with ASC 718, Compensation-Stock Compensation. The value of the option awards reported for 2008 and 2007 have been revised from prior years’ proxy disclosure to reflect their grant date fair value in accordance with the revised SEC disclosure requirements relating to such awards. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010. These amounts do not correspond to the actual value that could be realized by each Named Executive Officer.

(2)

Amount includes a $150,000 guaranteed bonus earned and paid on January 7, 2009 under terms of a prior executive employment agreement, in addition to a $350,000 annual bonus and a $150,000 discretionary bonus earned under the new executive employment agreement effective April 1, 2009.

(3)	Includes $26,804 for car allowances, $6,000 for 401(k) Company match, and $3,840 for life insurance premiums.
(4)	Dr. Azab joined the Company in July 2009.
(5)

Dr. Bearss was first appointed as an executive officer of the Company in November 2008. The prior year’s compensation is not shown as he was not an executive officer in 2007. Dr. Bearss left the Company in October 2009.

(6)	Dr. Berk left the Company in May 2009.
(7)	Represents 401(k) Company match.
(8)	Includes $4,278 for 401(k) Company match and $331,442 in severance pay.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of December 2010.

SUPERGEN, INC.

By:	/s/ JAMES S. J. MANUSO
James S.J. Manuso Chief Executive Officer, President and Director

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to  the Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES S.J. MANUSO	Chief Executive Officer, President and Director	December 8, 2010
(James S.J. Manuso)	(Principal Executive Officer)

/S/ MICHAEL MOLKENTIN	Chief Financial Officer	December 8, 2010
(Michael Molkentin)	(Principal Financial and Accounting Officer)

*	Director	December 8, 2010
(Charles J. Casamento)

*	Director	December 8, 2010
(Thomas V. Girardi)

*	Director	December 8, 2010
(Allan R. Goldberg)

*	Director	December 8, 2010
(Walter J. Lack)

*	Director	December 8, 2010
(Michael D. Young)

* By: /S/ JAMES S.J. MANUSO
James S.J. Manuso
Attorney-in-Fact

S-1