Form 10-Q
period 2011-03-31
SUPERGEN INC
filed 2011-05-10
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 2, 2011 was 60,374,473.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,817	$25,554
Marketable securities	100,159	89,699
Income tax receivable	—	40
Prepaid expenses and other current assets	1,428	1,330

Total current assets	126,404	116,623
Marketable securities, non-current	4,505	5,124
Property, plant and equipment, net	4,044	3,932
Goodwill	731	731
Restricted cash	—	2,134
Other assets	555	554

Total assets	$136,239	$129,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,828	$1,198
Accrued compensation	3,523	3,556
Other accrued liabilities	782	773
Deferred revenue	509	509
Deferred rent	14	12

Total current liabilities	7,656	6,048
Deferred rent, non-current	15	9
Deferred revenue, non-current	1,302	1,429

Total liabilities	8,973	7,486

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 60,367,997 and 60,357,593 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	60	60
Additional paid in capital	460,217	459,482
Accumulated other comprehensive income	1,811	2,382
Accumulated deficit	(334,822)	(340,312)

Total stockholders' equity	127,266	121,612

Total liabilities and stockholders' equity	$136,239	$129,098

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Royalty revenue	$16,971	$14,293
Development and license revenue	127	127

Total revenues	17,098	14,420
Operating expenses:
Research and development	7,992	7,436
General and administrative	3,621	2,361

Total operating expenses	11,613	9,797

Income from operations	5,485	4,623
Interest income	49	51

Income before income tax provision	5,534	4,674
Income tax provision	(44)	—

Net income	$5,490	$4,674

Net income per common share:
Basic	$0.09	$0.08

Diluted	$0.09	$0.08

Weighted average shares outstanding:
Basic	60,364	60,210

Diluted	61,026	60,747

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$5,490	$4,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	286	305
Stock-based compensation expense	711	247
Changes in operating assets and liabilities:
Income tax receivable	40	11
Prepaid expenses and other assets	(99)	(154)
Restricted cash	2,134	(10)
Accounts payable and other liabilities	1,614	519
Deferred revenue	(127)	(128)

Net cash provided by operating activities	10,049	5,464

Investing activities:
Purchases of marketable securities	(31,014)	(41,628)
Sales and maturities of marketable securities	20,602	47,026
Purchases of property and equipment	(398)	(207)

Net cash provided by (used in) investing activities	(10,810)	5,191

Financing activities:
Proceeds from issuances of common stock	24	153

Net cash provided by financing activities	24	153

Net increase (decrease) in cash and cash equivalents	(737)	10,808
Cash and cash equivalents at beginning of period	25,554	7,682

Cash and cash equivalents at end of period	$24,817	$18,490

Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the period	$39	$—

See accompanying notes to consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

        The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances have been reclassified to conform with the presentation at March 31, 2011. Specifically, Payable to AVI BioPharma, Inc. has been combined with Other accrued liabilities.

        These unaudited financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began November 15, 2010 and is scheduled to end on May 13, 2011.

        We recognized $711,000 and $247,000, respectively, in stock-based compensation expense for the three months ended March 31, 2011 and 2010. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2011	2010
Risk-free interest rate	2.59%	3.17%
Dividend yield	—	—
Expected volatility	57.76%	60.19%
Expected life (in years)	6.23	6.32

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 7.89% and 8.60% for the three month periods ended March 31, 2011 and 2010, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of March 31, 2011 and activity during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2011	11,131,949	$4.62
Granted	480,000	2.79
Exercised	(10,404)	2.32
Forfeited	—	—
Expired	(71,916)	12.05

Balance at March 31, 2011	11,529,629	$4.50	6.23	$4,114,463

Vested or expected to vest at March 31, 2011	10,843,635	$4.51	6.15	$3,819,378

Exercisable at March 31, 2011	7,274,332	$4.79	5.37	$1,994,059

        The weighted-average grant-date fair value of options granted during the three months ended March 31, 2011 was $1.58. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2011 was $9,000 and the total amount of cash received from exercise of these options was $24,000.

        As of March 31, 2011, there was $3,473,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.78 years.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

At March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$1,076	$—	$—	$1,076
U.S. corporate debt securities	27,394	—	—	27,394
Debt securities issued by U.S. government and U.S. government agencies	92,331	35	(4)	92,362
Marketable equity securities	2,725	1,780	—	4,505

Total	$123,526	$1,815	$(4)	$125,337

At December 31, 2010
Money market funds	$1,044	$—	$—	$1,044
U.S. corporate debt securities	35,413	—	—	35,413
Debt securities issued by U.S. government and U.S. government agencies	77,173	8	(24)	77,157
Marketable equity securities	2,726	2,398	—	5,124

Total	$116,356	$2,406	$(24)	$118,738

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	March 31, 2011	December 31, 2010
Amounts included in cash and cash equivalents	$20,673	$23,915
Marketable securities, current	100,159	89,699
Marketable securities, non-current	4,505	5,124

Total	$125,337	$118,738

        At March 31, 2011, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three month periods ended March 31, 2011 and 2010, realized gains and losses calculated using the specific identification method were immaterial.

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

MARCH 31, 2011

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of March 31, 2011 and December 31, 2010, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition of and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

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

        As of March 31, 2011, we held $125,337,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2011
Money market funds	$—	$1,076	—	$1,076
Commercial paper	—	27,394	—	27,394
U.S. government and U.S government agency notes	—	92,362	—	92,362
Equity securities	4,505	—	—	4,505

	$4,505	$120,832	—	$125.337

At December 31, 2010
Money market funds	$—	$1,044	—	$1,044
Commercial paper	—	35,413	—	35,413
U.S. government and U.S. government agency notes	—	77,157	—	77,157
Equity securities	5,124	—	—	5,124

	$5,124	$113,614	—	$118,738

NOTE 5. REVENUE RECOGNITION

        On January 1, 2011, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements ("ASU 2009-13"), and Accounting Standards Update 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-17"). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit, and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2010-17 amends previous standards to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, we have made an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The adoption of these pronouncements did not have a material effect on our consolidated financial statements in the three months ended March 31, 2011. However, ASU 2009-13 may have a material effect upon any collaboration agreements that we enter into in future periods.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 6. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION

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

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended March 31, 2011 and 2010, we recorded royalty revenue of $16,971,000 and $14,293,000, respectively.

NOTE 7. AGREEMENTS WITH GLAXOSMITHKLINE

        In October 2009, we entered into agreements with GlaxoSmithKline ("GSK") under which we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics.

        The total deferred revenue related to GSK of $2,545,000 is being recognized ratably over five years, the expected term of our substantive performance obligations under the collaboration. We recognized $127,000 of the deferred revenue as development and license revenue in both the three months ended March 31, 2011 and 2010.

        As noted in further detail in our Annual Report on Form 10-K for the year ended December 31, 2010, GSK is obligated to make certain additional payments to us if and when the compounds reach specified developmental goals, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory goals. The License Agreement further provides that if the licensed compounds derived from the joint research team become products, GSK will pay us sales achievement payments as well as royalties on annual net sales of such products. Total potential development and commercialization payments payable to us could exceed $375 million.

        Revenues associated with substantive, at-risk milestones pursuant this collaborative agreement, representing $75 million of the total noted above, will be recognized upon achievement of the milestones through option exercise by GSK. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance, and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 7. AGREEMENTS WITH GLAXOSMITHKLINE (Continued)

amounts receivable in connection with future events specified in the collaboration agreement that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable, and collectibility is reasonably assured.

NOTE 8. COMPREHENSIVE INCOME

        The following table is a reconciliation of our net income to comprehensive income (in thousands):

	Three months ended March 31,
	2011	2010
Net income	$5,490	$4,674
Other comprehensive income (loss)—Change in unrealized gain (loss) on investments	(571)	(647)

Comprehensive income	$4,919	$4,027

NOTE 9. BASIC AND DILUTED NET INCOME PER SHARE

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2011	2010
Weighted-average common shares outstanding used in calculation of basic earnings per share	60,364	60,210
Dilutive stock options	662	537

Weighted-average common shares outstanding used in calculation of diluted earnings per share	61,026	60,747

Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an antidilutive effect	8,708	7,039

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 10. INCOME TAXES

        We recorded a tax provision of $44,000 for the three months ended March 31, 2011, which was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

        We have no unrecognized tax benefits as of March 31, 2011. We do not anticipate that our total unrecognized tax benefits will significantly change prior to March 31, 2012.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. federal income taxes and state income taxes from 1999 forward due to net operating losses in tax years 1999 through 2008. We are subject to tax examinations in the United Kingdom from 2001 forward.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

        There were no new accounting pronouncements during the three months ended March 31, 2011 that are expected to have a material impact on our consolidated financial statements or related disclosures.

NOTE 12. SUBSEQUENT EVENT—AGREEMENT TO ACQUIRE ASTEX THERAPEUTICS LIMITED

        On April 6, 2011, we entered into an Implementation Agreement with Astex Therapeutics Limited ("Astex"), a U.K. corporation, by which we will acquire the share capital of Astex (the "Transaction"). The Implementation Agreement has been unanimously approved by the boards of directors of both SuperGen and Astex. If the Transaction is completed, we intend to change our name to Astex Pharmaceuticals, Inc. and to list our shares under the NASDAQ symbol "ASTX."

        Subject to the terms and conditions of the Implementation Agreement and a scheme of arrangement under U.K. law, at the closing date of the Transaction, we plan to pay $25 million in cash and issue shares in SuperGen stock representing 35% of the total post closing shares of SuperGen. Subsequently, we plan to pay deferred consideration of $30 million, to be paid at the discretion of the audit committee of the combined company in either stock or cash or a combination of stock and cash, over a period of 30 months.

        Consummation of the Transaction is subject to various customary closing conditions, including (i) the approval of the issuance of the new SuperGen shares by the stockholders of SuperGen, (ii) the approval of the Transaction by the shareholders of Astex, (iii) the absence of any order or injunction of a court of competent jurisdiction that prohibits the consummation of the Transaction, (iv) the absence of certain governmental restraints, (v) subject to certain exceptions, the accuracy of the representations and warranties of each party, and (vi) the performance in all material respects by each party of its obligations under the Implementation Agreement.

        The Implementation Agreement contains certain termination rights for both SuperGen and Astex and provides that in certain specified circumstances, we must pay Astex a termination fee of $6 million (generally in the event the Board of Directors of SuperGen changes its recommendation that its

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2011

(Unaudited)

NOTE 12. SUBSEQUENT EVENT—AGREEMENT TO ACQUIRE ASTEX THERAPEUTICS LIMITED (Continued)

stockholders adopt the Implementation Agreement, in order to pursue a superior acquisition proposal from a third party).

        Concurrently with the execution of the Implementation Agreement, Astex entered into support agreements with each director of SuperGen, pursuant to which each director agreed to vote his shares of SuperGen common stock (which in the aggregate represent approximately one percent of the outstanding shares of SuperGen common stock) in favor of all proposals to approve the Transaction and any related matters.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability; the percentage of royalties we expect to earn on Dacogen sales under our agreement with Eisai; our forecasts regarding our operating expenses; our expectations about the joint development program with GSK; our statements regarding the sufficiency of our cash to meet our operating needs; and statements about our proposed transaction with Astex Therapeutics. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: the commercial success of Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaborative relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

        We are a pharmaceutical company dedicated primarily to the discovery and development of novel cancer therapeutics in epigenetic and cell signaling modulation. We develop products through biochemical and clinical proof of concept to partner for further development and commercialization. Our primary developmental efforts revolve around the products progressing out of our small-molecule drug discovery programs. We commenced Phase I clinical trials for amuvatinib, a multi-targeted kinase inhibitor and DNA repair suppressor in June 2007, and we are anticipating the commencement of a Phase II trial in small cell lung cancer with this product in the first half of 2011. In 2010, SGI-110, our small molecule, DNA hypomethylating agent, received clearance from the FDA to advance into Phase I trials. We announced the dosing of the first patients in the Phase I trial in early 2011. In addition, we initiated clinical trials for a second internally developed product, SGI-1776, a PIM kinase inhibitor. This clinical program was terminated in late 2010 due to specific cardiac toxicity. We intend to continue the larger discovery effort targeted at PIM kinases to ultimately identify alternative product candidates with more favorable safety profiles.

        We currently receive royalty revenues relating to sales of Dacogen for treatment of patients with myelodysplastic syndromes ("MDS"), which is licensed to Eisai.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $334.8 million through March 31, 2011, and have not consistently generated enough funds through our operations to support our business. We expect to be close to break-even or have modest operating income over the next few years and, although we were profitable in the years ended December 31, 2009 and 2010, we may never achieve sustained profitability.

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

        In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $17.5 million in future contingent payments dependent upon achievements for Dacogen globally.

        Nipent.    Nipent is approved by the FDA and EMA for the treatment of hairy cell leukemia. Nipent was marketed by us in the United States until August 2006, and distributed in Europe through March 2007.

        In 2006, we sold the North American rights to Nipent and our SurfaceSafe cleaning system to Hospira. In 2007, we closed another transaction with Hospira, completing the sale of the remaining worldwide rights for Nipent. The balance of the purchase price relating to the sale of the worldwide rights was payable in five annual installments on the anniversary of the closing date, totaling $3 million. Through March 31, 2011, we have received three of the annual installments totaling $1.6 million. We expect to receive the remaining balance of $1.4 million in two annual installments of $700,000 each in 2011 and 2012.

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

        In addition to the consideration paid at the closing of the transaction, the merger agreement specified $22 million due to the former Montigen stockholders, payable in shares of our common stock, contingent upon achievement of specific regulatory events. In April 2007, we paid the first contingent payment of $10 million, and in November 2008, we paid the second contingent payment of $5.2 million, leaving one remaining future contingent payment of $6.8 million that is payable in shares of our common stock, or partially in cash, upon notification by the FDA of the first filing of an NDA for a product containing as the active ingredient a compound identified using the CLIMB technology.

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

        In connection with the transaction, we received $5 million upfront, inclusive of a $3 million purchase by GSK of shares of our common stock, priced at a premium to market. In addition, GSK is obligated to make certain payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us additional payments contingent upon certain levels of sales as well as royalties on net sales of such products. The royalties will be paid on a country-by-country and product-by-product basis. Total potential development and sales-related contingent payments payable to us could exceed $375 million. In addition, we may receive tiered royalties into double digit magnitudes, payable on net sales of any resulting products.

Recent Developments

        On April 6, 2011, we entered into an Implementation Agreement with Astex Therapeutics Limited, a U.K. corporation, by which we will acquire Astex (the "Transaction"). The Implementation Agreement has been unanimously approved by the boards of directors of both SuperGen and Astex. After the Transaction, we intend to change our name to Astex Pharmaceuticals, Inc. and to list our shares under the NASDAQ symbol "ASTX."

        Subject to the terms and conditions of the Implementation Agreement and a scheme of arrangement under U.K. law, at the effective time of the Transaction, in exchange for all the share capital of Astex, we plan to pay $25 million in cash and issue shares in SuperGen stock representing 35% of the total post closing shares of SuperGen. Subsequently, we plan to pay deferred consideration of $30 million, to be paid at the discretion of the audit committee of the combined company in either stock or cash or a combination of stock and cash.

        Astex Therapeutics is a privately held U.K.-based biotechnology company that discovers and develops novel small molecule therapeutics. Using its fragment-based drug discovery platform, Pyramid™, Astex has built a pipeline of molecularly-targeted oncology drugs, of which three are currently being tested in clinical trials with others in discovery and pre-clinical development. In addition to its proprietary research programs, Astex's productivity in discovery has been endorsed through numerous partnerships with major pharmaceutical companies.

        Consummation of the Transaction is subject to various customary closing conditions, including (i) the approval of the issuance of the new SuperGen shares by the stockholders of SuperGen, (ii) the approval of the Transaction by the shareholders of Astex, (iii) the absence of any order or injunction of a court of competent jurisdiction that prohibits the consummation of the Transaction, (iv) the absence of certain governmental restraints, (v) subject to certain exceptions, the accuracy of the representations and warranties of each party, and (vi) the performance in all material respects by each party of its obligations under the Implementation Agreement. For more detailed information, including benefits, risks and uncertainties regarding the Transaction, please see the Company's Proxy Statement filed on May 2, 2011, which is incorporated herein by reference.

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation of investments, stock-based compensation, and deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2010 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, including awards that vest based on certain performance criteria. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. This analysis is re-evaluated quarterly and the forfeiture rate is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        As of March 31, 2011, there was $3.5 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.78 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the three month period ended March 31, 2011, we recorded royalty revenue of $17.0 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

        Development and license revenue relates to the agreements we entered into with GSK in October 2009. In connection with the agreements, we received an upfront payment of $2 million, in addition to a $3 million equity investment by GSK at above-market price. As our substantive performance obligations under the agreements are estimated to be completed over a five year period, the $2 million upfront payment and the premium paid on the $3 million equity investment of $0.5 million are being recognized as revenue ratably over 60 months. We assess the substantive performance period on a quarterly basis and will change it if appropriate based upon our latest expectations.

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of March 31, 2011, the gross unrealized losses on available for sale debt securities was approximately $4,000, and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI Bio Pharma, Inc. ("AVI") and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. However, as of March 31, 2011, the gross unrealized gain on our investment in AVI, representing the fair value of the investment less its adjusted cost basis, was approximately $1.8 million. Decreases in the fair value of our securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of March 31, 2011, and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

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

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010:

	Three months ended March 31,		Change
Revenues	2011	2010	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$16,971	$14,293	$2,678	18.74%
Development and license revenue	127	127	—	—

        The increase in royalty revenue from 2010 to 2011 is due to higher Dacogen product sales by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the first quarters of 2011 and 2010 relate to worldwide Dacogen sales for the fourth quarters of 2010 and 2009, respectively.

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

	Three months ended March 31,		Change
Operating expenses	2011	2010	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,992	$7,436	$556	7.48%
General and administrative	3,621	2,361	1,260	53.37

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates and clinical trial costs related to SGI-110.

        The increase in general and administrative expenses relates primarily to higher stock compensation expenses and higher corporate communication, legal, accounting, and financial advisor expenses related to the potential acquisition of Astex Therapeutics Limited.

	Three months ended March 31,		Change
Other income (expense)	2011	2010	Dollar	Percent
	(Dollars in thousands)
Interest income	$49	$51	$(2)	(3.92)%
Income tax provision	(44)	—	44	—

        The decrease in interest income was due primarily to lower interest rates for the three months ended March 31, 2011 compared to the comparable period in 2010.

        The tax provision recorded for the three months ended March 31, 2011 was based on our estimated effective tax rate for the year, taking into account estimated net operating loss carrybacks and refundable research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $129.5 million at March 31, 2011 compared to $120.4 million at December 31, 2010.

        Net cash provided by operating activities was $10,049,000 for the three months March 31, 2011, and consisted primarily of the net income of $5,490,000 plus stock based compensation expense of $711,000, depreciation of $286,000, an increase in accounts payable and other liabilities of $1,614,000, and the release of our restricted cash of $2,134,000 due to the expiration of the underlying lease term and related collateral requirement. Net cash provided by operating activities was $5,464,000 for the three months ended March 31, 2010, and consisted primarily of net income of $4,674,000 plus depreciation of $305,000, stock based compensation of $247,000, and an increase in accounts payable and other liabilities of $519,000, partially offset by an increase in prepaid expenses and decline in deferred revenue.

        Net cash used in investing activities was $10,810,000 for the three months ended March 31, 2011 and consisted of $31,014,000 for purchases of marketable securities and $398,000 for purchases of property and equipment, offset by $20,602,000 in proceeds from maturities of marketable securities. Net cash provided by investing activities was $5,191,000 for the three months ended March 31, 2010, and consisted primarily of $47,026,000 in proceeds from maturities of marketable securities, offset by $41,628,000 for purchases of marketable securities and $207,000 for purchases of property and equipment.

        Net cash provided by financing activities was $24,000 and $153,000 in the three months ended March 31, 2011 and March 31, 2010, respectively, and consisted in both periods of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2012, with or without consideration of the potential acquisition of Astex. However, we may decide, if necessary, to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2010, we have $6.8 million in future contingent payments due to the former Montigen stockholders, which we are contractually obligated to pay in shares of our common stock, but may pay partially in cash.

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

        As of March 31, 2011, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in "Part I, Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

        Dacogen is approved for the treatment of MDS in the United States and 29 smaller countries globally, but is not yet approved in Europe or Japan. In July 2006, Eisai sublicensed Dacogen to Cilag, giving Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with Eisai and the sublicense with Cilag, may receive up to $17.5 million in future contingent payments upon achievement of global regulatory and sales targets. During 2010, Eisai completed a randomized Phase III clinical trial of Dacogen in elderly patients with AML and although the primary endpoint of the study was not met, a supplemental marketing application in the U.S is planned for the second quarter of 2011. Cilag is also planning to submit a corresponding marketing application for Dacogen in Europe in 2011. However, if Dacogen is not approved for additional indications in the U.S. or is never approved in Europe or Japan, we will receive decreasing, and ultimately no, royalty payments from commercial sales by Cilag or Eisai for these territories and our future revenues and business will be harmed.

Our license agreement with Eisai may not produce the full financial benefits that we are anticipating, which could cause our business to suffer.

        We expect to record development and license revenue from contingent payments to be made to us by Eisai upon the achievement of regulatory and commercialization events. However, we may never receive such payments because the events may never occur, either because of failure to secure regulatory approval of Dacogen in Europe or Japan, or due to Eisai's or Cilag's inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that Eisai will pay us (i) a certain portion of revenues payable to Eisai as a result of Eisai sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the contingent payments already due to us under our agreement with Eisai, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will receive these payments, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen in North America, or that Cilag will commit the resources to sell it in Europe, Japan, and elsewhere, or that either company will be successful in doing so. Because we are heavily reliant on royalties and contingent payments relating to Dacogen to fund our operations, the failure to receive the contingent payments and/or royalty revenue from sales of Dacogen would cause our business to suffer.

Our collaborative relationship with GSK may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. The agreement with GSK is an example of this strategy, providing for the joint development of compounds that we will discover using our CLIMB technology, followed by the option for GSK to take one or more of the jointly developed compounds and further develop, commercialize, and sell the resulting product worldwide. The agreement provides for milestone payments to be paid to us during the development process, but the majority of the payments will not occur unless and until GSK exercises its option to license one or more compounds from us. We will spend our own cash and other resources during the joint development process, and we cannot guarantee that any successful compounds will result from our joint development efforts. Further, even if we discover and develop one or more viable compounds, we cannot guarantee that GSK will exercise its option to license any such compounds from us. If GSK chooses not to exercise its license option, we may continue to develop the compounds on our own, but the post-option exercise developmental and sales milestone payments described in the agreement, which we have estimated to be approximately $300 million, plus additional royalty revenues, will never be realized. If our joint development program with GSK is not successful, and if we cannot earn revenue from collaborative arrangements such as this agreement, our future revenues and business will be harmed.

We have a history of operating losses and we may incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold in August 2006 and we sold the remaining worldwide rights in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $334.8 million from inception through March 31, 2011, and we have not generated sufficient revenues to support our business during that time. We expect to be close to break-even or have modest operating income over the next few years and, although we were profitable in the years ended December 31, 2009 and 2010, we may never achieve sustained profitability.

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

We will require additional funding to expand our product pipeline, either developed internally or through acquisitions, and commercialize new drugs, and if we are unable to raise the necessary capital or to do so on acceptable terms, our planned expansion and continued chances of survival could be harmed.

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

        Our clinical trials must be conducted in accordance with the requirements of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorities, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice ("GCP") regulations and guidelines for all of our products in clinical development. GCPs are enforced through periodic inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. Our non-clinical safety studies must be conducted according to the principles of good laboratory practice regulations. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practice regulations, and may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process.

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

Further, governmental approval may subject us to ongoing requirements for post-marketing studies. For example, despite receipt of governmental approval, the facilities of our third-party manufacturers are still subject to unannounced inspections by the FDA and must continue to comply with good manufacturing practices and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If we or our third-party manufacturers fail to comply with any of the manufacturing regulations, we may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution.

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

        Our success is dependent on key personnel, including members of our senior management and scientific staff at all our geographic locations. If any of our executive officers decides to leave and we cannot locate a qualified replacement in time to allow a smooth transition, our business may be adversely affected. To successfully expand our operations, we will need to attract and retain additional highly skilled individuals, particularly in the areas of clinical administration, non-clinical and development research, manufacturing and finance. We compete with other companies for the services of existing and potential employees; however, to the extent these employees favor larger, more established employers, we may be at a disadvantage.

Earthquake or other natural or man-made disasters and business interruptions could adversely affect our business.

        Our operations are vulnerable to interruption by fire, power loss, floods, telecommunications failure and other events beyond our control. In addition, our operations are susceptible to disruption as a result of natural disasters such as earthquakes. So far we have never experienced any significant disruption of our operations as a result of earthquakes, other natural disasters, or any man-made disasters. Although we have a contingency recovery plan, any significant business interruption could cause delays in our drug development and future revenue and harm our business.

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

Risks Related to the Proposed Acquisition of Astex Therapeutics Limited

We may fail to realize some or all of the anticipated benefits of the proposed Transaction, which may adversely affect the value of our common stock.

        The success of the Transaction will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining SuperGen and Astex. However, to realize these anticipated benefits and cost savings, we must successfully combine the acquired business with our legacy operations and integrate our respective operations, technologies and personnel following the closing. If we are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Transaction may not be realized fully or at all or may take longer to realize than expected and the value of SuperGen's common stock may be adversely affected. In addition, the overall integration of the businesses is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our operations following closing.

        We have operated and, until the closing, will continue to operate independently of Astex. It is possible that the integration process could result in the loss of key employees and other senior management, result in the disruption of our business or adversely affect our ability to maintain our research and development operations, or to otherwise achieve the anticipated benefits of the Transaction.

        Specifically, risks in integrating Astex into our operations in order to realize the anticipated benefits of the Transaction include, among other factors:

  •
  failure to effectively coordinate research and drug candidate development efforts to communicate our product capabilities and expected product roadmap following closing;

  •
  failure to compete effectively against companies already serving the broader market opportunities expected to be available to us and our expanded drug offerings;

  •
  failure to successfully integrate and harmonize financial reporting and information technology systems of SuperGen and Astex;

  •
  retaining Astex's relationships with pharmaceutical company partners;

  •
  integrating a senior management team from SuperGen and Astex, as well as integrating members from both companies on the board of directors of the post-closing company;

  •
  retaining key SuperGen employees and retaining and integrating key employees from Astex;

  •
  coordinating research and development activities to enhance the introduction of new drug development methodologies and drug discovery platforms acquired in the Transaction;

  •
  coordinating operations across time zones, continents and cultures;

  •
  managing effectively the diversion of management's attention from business matters to integration issues;

  •
  combining research and development capabilities effectively and quickly;

  •
  integrating partnership efforts so that new partners acquired with the Transaction can easily do business with us;

  •
  transitioning all facilities to a common information technology environment; and

  •
  combining our business culture with the business culture of Astex.

        In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the business acquired from Astex into our own, or to realize the anticipated benefits of the integration following the closing. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. An inability to realize the full extent of, or any of, the anticipated benefits of the Transaction, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the closing. Some examples of how we may not realize anticipated benefits include the risk of the following:

  •
  cost of development programs may be higher than forecasted;

  •
  forecasted contingent payments from collaborations may not be received as anticipated; and

  •
  exchange risk associated with any existing or anticipated cash denominated in another currency may reduce the expected value actually received when translated into British Pounds Sterling.

Failure to complete the Transaction could negatively impact our stock price and our future business and financial results.

        If the Transaction is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Transaction, we will be subject to a number of risks, including the following:

  •
  we may be required to pay Astex a termination fee of up to $6 million if the Transaction is terminated under certain circumstances;

  •
  we will be required to pay certain costs relating to the Transaction, including substantial legal, accounting and related consulting fees, whether or not the Transaction is completed;

  •
  under the Implementation Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transaction that may affect our ability to execute certain of our business strategies; and

  •
  matters relating to the Transaction (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

        We also could be subject to litigation related to any failure to complete the Transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Implementation Agreement. If the Transaction is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

We will incur significant Transaction and Transaction-related costs.

        We expect to incur a number of non-recurring costs associated with combining the operations of Astex with our own business. The substantial majority of non-recurring expenses resulting will be comprised of Transaction costs related to the execution of the Transaction, facilities and systems consolidation costs and employment-related costs. We will also incur Transaction fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental Transaction and Transaction-related costs over time, this net benefit may not be achieved in the near term, or at all.

We must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the Transaction, and failure to do so could negatively affect our operations.

        For the Transaction to be successful, during the period before the Transaction is completed, we must continue to retain, motivate and recruit executives and other key employees. We also must be successful at retaining key employees following the closing. Experienced executives are in high demand and competition for their talents can be intense. Employees may experience uncertainty about their future role with us until, or even after, strategies with regard to our operations and product development following the closing are announced or executed. These potential distractions of the Transaction may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure to retain and motivate executives and other key employees during the period prior to or after the closing could have a material and adverse impact on our business.

Some of our current directors and executive officers have interests in the Transaction that may differ from the interests of our stockholders, and these persons may have conflicts of interest in recommending to our stockholders that they approve of the share issuance to Astex.

        Some of the members of management and the SuperGen board of directors may have interests in the Transaction that differ from, or are in addition to, their interests as stockholders. These interests include:

  •
  the rights of certain officers to receive payments or other benefits, including grants or the vesting of equity awards, following the closing; and

  •
  the continuing service of several of SuperGen's existing directors and executive officers following the closing.

        These interests could cause management or members of the SuperGen board of directors to have a conflict of interest in recommending approval of the share issuance to Astex to our stockholders.

Sales by former Astex securityholders of shares of our common stock acquired in the Transaction could cause our stock price to decrease.

        The sale of shares of common stock that certain Astex securityholders receive in the Transaction will be restricted by the terms of a lock-up agreement with us and, potentially, a coordinated selling agreement among those holders, but these shareholders may begin to sell 25% of these shares two months after the closing date, with another 25% of the shares to be released every two months until all shares are fully tradable eight months after the closing date. The sale of a substantial number of shares of common stock by former Astex securityholders or by our other stockholders within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

Our obligation to pay a termination fee under certain circumstances and the restrictions on our ability to solicit or engage in negotiations with respect to other acquisition proposals may discourage other transactions which may be favorable to our stockholders.

        Until the Transaction is completed or the Implementation Agreement is terminated, with limited exceptions, the Implementation Agreement prohibits us from entering into, soliciting or engaging in negotiations with respect to acquisition proposals or other business combinations with a party other than Astex. We have agreed to pay Astex a termination fee of $6 million under specified circumstances. These provisions could discourage other companies from proposing alternative transactions which may be more favorable to our stockholders than the Transaction.

SuperGen's existing stockholders will experience dilution of their percentage ownership of SuperGen common stock.

        Pursuant to the Implementation Agreement, SuperGen initially would be issuing new shares of common stock to certain Astex securityholders, which would represent approximately 35% of the total outstanding voting power of all SuperGen stockholders following the closing. The issuance of these shares would cause SuperGen's current stockholders to experience immediate and significant dilution in their percentage ownership of SuperGen's outstanding common stock. Moreover, our current stockholders would experience additional dilution in the event that our Audit Committee determines to pay some or all of the $30 million in deferred consideration in the form of shares of our common stock. We are also assuming certain outstanding options of Astex in the Transaction; if these options (as converted) were to be exercised, our existing stockholders would suffer additional dilution.

Following the closing, certain former Astex securityholders will hold over a third of the outstanding SuperGen common stock, which could limit the influence of SuperGen's other stockholders over the election of directors and other significant corporate actions or discourage third parties from proposing a change in our control.

        Immediately after the closing of the Transaction, certain former Astex securityholders, as a group comprised of approximately 13 entities (counting any affiliated shareholders as one entity) who previously held preferred shares in Astex, would own approximately 35% of the total outstanding shares of SuperGen common stock, and would have designated four of the members serving on the nine-member board of directors of the combined entity. Accordingly, as a group, if the former Astex shareholders do not sell their SuperGen shares received in the Transaction, they would be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the combined company or its assets. This potential concentration of ownership and influence in management and board decision-making could also harm the price of SuperGen common stock following the closing by, among other things, discouraging a potential acquirer from seeking to acquire shares of SuperGen common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the combined company. If any of the deferred consideration were to be paid in shares of SuperGen common stock, although the size of the group of former Astex securityholders holding SuperGen shares would increase (due to the distribution of deferred consideration shares to ordinary shareholders as well as preferred shareholders), the expanded group would hold an even greater percentage of the outstanding post-closing stock of SuperGen, thereby exacerbating the risk of concentrated ownership.

        Furthermore, the ownership position of the former Astex securityholders could discourage a third party from proposing a change of control or other strategic transaction concerning SuperGen. As a result, our common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have a group of stockholders with an ownership interest as large as the former Astex shareholders' collective ownership interest.

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

SUPERGEN, INC.
Date:	May 10, 2011	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)