Form 10-Q
period 2011-06-30
SUPERGEN INC
filed 2011-08-09
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 3, 2011 was 92,784,239.

SUPERGEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,028	$25,554
Marketable securities	95,129	89,699
Income tax receivable	—	40
Prepaid expenses and other current assets	1,496	1,330

Total current assets	126,653	116,623
Marketable securities, non-current	3,465	5,124
Property, plant and equipment, net	3,857	3,932
Goodwill	731	731
Restricted cash	—	2,134
Other assets	554	554

Total assets	$135,260	$129,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,181	$1,198
Accrued compensation	2,663	3,556
Other accrued liabilities	679	773
Deferred revenue	509	509
Deferred rent	14	12

Total current liabilities	6,046	6,048
Deferred rent, non-current	21	9
Deferred revenue, non-current	1,175	1,429

Total liabilities	7,242	7,486

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 60,425,525 and 60,357,593 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	60	60
Additional paid in capital	461,091	459,482
Accumulated other comprehensive income	786	2,382
Accumulated deficit	(333,919)	(340,312)

Total stockholders' equity	128,018	121,612

Total liabilities and stockholders' equity	$135,260	$129,098

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Royalty revenue	$11,539	$9,764	$28,510	$24,057
Development and license revenue	127	127	254	254

Total revenues	11,666	9,891	28,764	24,311
Operating expenses:
Research and development	7,992	7,269	15,985	14,705
General and administrative	3,532	2,407	7,152	4,768
Gain on sale of products	(700)	(700)	(700)	(700)

Total operating expenses	10,824	8,976	22,437	18,773

Income from operations	842	915	6,327	5,538
Interest income	57	46	106	97
Other income	10	—	10	—

Income before income tax provision	909	961	6,443	5,635
Income tax provision	(6)	—	(50)	—

Net income	$903	$961	$6,393	$5,635

Net income per common share:
Basic	$0.01	$0.02	$0.11	$0.09

Diluted	$0.01	$0.02	$0.10	$0.09

Weighted average shares outstanding:
Basic	60,399	60,293	60,382	60,251

Diluted	61,070	60,770	61,044	60,752

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities:
Net income	$6,393	$5,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	576	620
Gain on sale of property and equipment	(10)	—
Stock-based compensation expense	1,455	735
Recognition of gain on sale of products	(700)	(700)
Changes in operating assets and liabilities:
Income tax receivable	40	11
Prepaid expenses and other assets	(166)	(255)
Restricted cash	2,134	126
Accounts payable and other liabilities	10	(1,170)
Deferred revenue	(254)	(255)

Net cash provided by operating activities	9,478	4,747

Investing activities:
Purchases of marketable securities	(39,881)	(71,243)
Sales and maturities of marketable securities	34,514	74,875
Proceeds from sale of products	700	700
Purchases of property and equipment	(528)	(372)
Proceeds from sale of property and equipment	37	0

Net cash provided by (used in) investing activities	(5,158)	3,960

Financing activities:
Proceeds from issuances of common stock	154	225

Net cash provided by financing activities	154	225

Net increase in cash and cash equivalents	4,474	8,932
Cash and cash equivalents at beginning of period	25,554	7,682

Cash and cash equivalents at end of period	$30,028	$16,614

Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the period	$39	$—

See accompanying notes to condensed consolidated financial statements

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of SuperGen, Inc. ("we," "SuperGen" or the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011 are not indicative of results that may be expected for the year ending December 31, 2011 (see Note 12).

        The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances have been reclassified to conform with the presentation at June 30, 2011. Specifically, Payable to AVI BioPharma, Inc. has been combined with Other accrued liabilities.

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 16, 2011 and is scheduled to end on November 14, 2011.

        We recognized $744,000 and $488,000, respectively, in stock-based compensation expense for the three months ended June 30, 2011 and 2010. We recognized $1,455,000 and $735,000, respectively, in stock-based compensation expense for the six months ended June 30, 2011 and 2010. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.17%	3.00%	2.37%	3.03%
Dividend yield	—	—	—	—
Expected volatility	58.59%	59.45%	58.18%	59.57%
Expected life (in years)	5.24	5.87	5.73	5.95

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 7.89% and 8.60% for the six month periods ended June 30, 2011 and 2010, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of June 30, 2011 and activity during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2011	11,131,949	$4.62
Granted	977,249	2.94
Exercised	(22,891)	2.23
Forfeited	(8,646)	3.02
Expired	(109,616)	11.87

Balance at June 30, 2011	11,968,045	$4.42	6.15	$3,588,000

Vested or expected to vest at June 30, 2011	11,387,732	$4.41	6.11	$3,409,000

Exercisable at June 30, 2011	7,509,948	$4.69	5.28	$1,786,000

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2011 was $1.60. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2011 was $19,000 and the total amount of cash received from exercise of these options was $51,000.

        As of June 30, 2011, there was $3,559,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.25 years.

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

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2011
Money market funds	$21,202	$—	$—	$21,202
U.S. corporate debt securities	9,764	—	—	9,764
Debt securities issued by U.S. government and U.S. government agencies	91,318	51	(4)	91,365
Marketable equity securities	2,726	739	—	3,465

Total	$125,010	$790	$(4)	$125,796

At December 31, 2010
Money market funds	$1,044	$—	$—	$1,044
U.S. corporate debt securities	35,413	—	—	35,413
Debt securities issued by U.S. government and U.S. government agencies	77,173	8	(24)	77,157
Marketable equity securities	2,726	2,398	—	5,124

Total	$116,356	$2,406	$(24)	$118,738

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	June 30, 2011	December 31, 2010
Amounts included in cash and cash equivalents	$27,202	$23,915
Marketable securities, current	95,129	89,699
Marketable securities, non-current	3,465	5,124

Total	$125,796	$118,738

        At June 30, 2011, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three and six month periods ended June 30, 2011 and 2010, realized gains and losses calculated using the specific identification method were immaterial.

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

JUNE 30, 2011

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of June 30, 2011 and December 31, 2010, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition of and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

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

        As of June 30, 2011, we held $125,796,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2011
Money market funds	$—	$21,202	—	$21,202
Commercial paper	—	9,764	—	9,764
U.S. government and U.S government agency notes	—	91,365	—	91,365
Equity securities	3,465	—	—	3,465

	$3,465	$122,331	—	$125,796

At December 31, 2010
Money market funds	$—	$1,044	—	$1,044
Commercial paper	—	35,413	—	35,413
U.S. government and U.S. government agency notes	—	77,157	—	77,157
Equity securities	5,124	—	—	5,124

	$5,124	$113,614	—	$118,738

NOTE 5. REVENUE RECOGNITION

        On January 1, 2011, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements ("ASU 2009-13"), and Accounting Standards Update 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-17"). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit, and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2010-17 amends previous standards to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, we have made an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The adoption of these pronouncements did not have a material effect on our consolidated financial statements in the three or six months ended June 30, 2011. However, ASU 2009-13 may have a material effect upon any collaboration agreements that we enter into in future periods.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

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

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended June 30, 2011 and 2010, we recorded royalty revenue of $11,539,000 and $9,764,000, respectively. During the six months ended June 30, 2011 and 2010, we recorded royalty revenue of $28,510,000 and $24,057,000, respectively.

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

        During both the six month periods ended June 30, 2011 and 2010, we received $700,000, representing the third and fourth installment payments from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. These amounts were recorded as gain on sale of products.

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 8. AGREEMENTS WITH GLAXOSMITHKLINE

        In October 2009, we entered into agreements with GlaxoSmithKline ("GSK") under which we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics.

        The total deferred revenue related to GSK of $2,545,000 is being recognized ratably over five years, the expected term of our substantive performance obligations under the collaboration. We recognized $127,000 of the deferred revenue as development and license revenue in both the three months ended June 30, 2011 and 2010. We recognized $254,000 of the deferred revenue as development and license revenue in both the six months ended June 30, 2011 and 2010.

        As noted in further detail in our Annual Report on Form 10-K for the year ended December 31, 2010, GSK is obligated to make certain additional payments to us if and when the compounds reach specified developmental goals, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory goals. The License Agreement further provides that if the licensed compounds derived from the joint research team become products, GSK will pay us sales achievement payments as well as royalties on annual net sales of such products. Total potential development and commercialization payments payable to us could exceed $375 million. Revenues associated with substantive, at-risk milestones pursuant to this collaborative agreement, representing $75 million of this total, will be recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance, and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in the collaboration agreement that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable, and collectibility is reasonably assured.

NOTE 9. COMPREHENSIVE INCOME

        The following table is a reconciliation of our net income to comprehensive income (in thousands):

	Three months ended, June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$903	$961	$6,393	$5,635
Other comprehensive income (loss)—Change in unrealized gain (loss) on investments	(1,024)	1,049	(1,596)	402

Comprehensive income (loss)	$(121)	$2,010	$4,797	$6,037

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended, June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding used in calculation of basic earnings per share	60,399	60,293	60,382	60,251
Dilutive stock options	671	477	662	501

Weighted-average common shares outstanding used in calculation of diluted earnings per share	61,070	60,770	61,044	60,752

Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an antidilutive effect	9,068	8,235	8,960	7,583

NOTE 11. INCOME TAXES

        We recorded a tax provision of $50,000 for the six months ended June 30, 2011, which was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

        We have no unrecognized tax benefits as of June 30, 2011. We do not anticipate that our total unrecognized tax benefits will significantly change prior to June 30, 2012.

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

NOTE 12. SUBSEQUENT EVENT—ACQUISITION OF ASTEX THERAPEUTICS LIMITED

        On July 20, 2011, pursuant to an Implementation Agreement dated April 6, 2011, between SuperGen and Astex Therapeutics Limited ("Astex"), we completed the acquisition of all of the outstanding shares of Astex (the "Transaction"). The Transaction was effected through a scheme of arrangement in the United Kingdom, which the High Court of London approved prior to the closing of

SUPERGEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2011

(Unaudited)

NOTE 12. SUBSEQUENT EVENT—ACQUISITION OF ASTEX THERAPEUTICS LIMITED (Continued)

the Transaction. Pursuant to the Transaction, we paid approximately $25.3 million in cash and issued 32.4 million shares of SuperGen common stock (representing 35% of the issued and outstanding stock of SuperGen as of the closing of the Transaction after giving effect to the issuance of such shares) to the securityholders of Astex. In addition, we will pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be paid at the discretion of the Company. The timing of the deferred consideration payment is variable, depending on the achievement and receipt of certain milestones, but the full amount will be paid no later than 30 months after the closing of the Transaction, with a minimum of $15 million payable on the 18 month anniversary of the Transaction closing date. Also, as part of the Transaction, we assumed the outstanding options and warrants of Astex.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability; the percentage of royalties we expect to earn on Dacogen sales under our agreement with Eisai; our forecasts regarding our operating expenses; our expectations about the joint development program with GSK; our statements regarding the sufficiency of our cash to meet our operating needs; and statements about our acquisition of Astex Therapeutics. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: our ability to successfully integrate Astex Therapeutics with our existing business; the commercial success of Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; ability to establish and maintain collaborative relationships; competition; ability to obtain funding; ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

        We are a pharmaceutical company dedicated primarily to the discovery and development of novel cancer therapeutics in epigenetic and cell signaling modulation. We develop products through biochemical and clinical proof of concept to partner for further development and commercialization. Our primary developmental efforts revolve around the products progressing out of our small-molecule drug discovery programs. We commenced Phase I clinical trials for amuvatinib, a multi-targeted kinase inhibitor and DNA repair suppressor in June 2007, and we are anticipating the dosing of the first patient in a Phase II trial in small cell lung cancer with this product in the second half of 2011. In 2010, SGI-110, our small molecule, DNA hypomethylating agent, received clearance from the FDA to advance into Phase I trials. We announced the dosing of the first patients in the Phase I trial in early 2011.

        On July 20, 2011, pursuant to an Implementation Agreement dated April 6, 2011, between SuperGen and Astex Therapeutics Limited ("Astex"), we completed the acquisition of all of the outstanding shares of Astex (the "Transaction"). The Transaction was effected through a scheme of arrangement in the United Kingdom, which the High Court of Justice, Chancery Division, Companies Court, London approved prior to the closing of the Transaction. Pursuant to the Transaction, we paid approximately $25.3 million in cash and issued 32.4 million shares of SuperGen common stock (representing 35% of the issued and outstanding stock of SuperGen as of the closing of the Transaction after giving effect to the issuance of such shares) to the securityholders of Astex. In addition, we will pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be paid at the discretion of the Company. The timing of the deferred consideration payment is variable, depending on the achievement and receipt of certain milestones, but the full amount will be paid no later than 30 months after the closing of the Transaction, with a minimum of $15 million payable on the 18 month anniversary of the Transaction closing date. Also, as part of the Transaction, we assumed the outstanding options and warrants of Astex.

        Astex discovers and develops novel small molecule therapeutics. Using its fragment-based drug discovery platform, Pyramid™, Astex has built a pipeline of molecularly-targeted oncology drugs, of which five are currently being tested in clinical trials with others in discovery and pre-clinical development. In addition to its proprietary research programs, Astex's productivity in discovery has been endorsed through numerous partnerships with major pharmaceutical companies.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $333.9 million through June 30, 2011, and have not consistently generated enough funds through our operations to support our business. Following our acquisition of Astex, we expect to have modest operating losses over the next few years and, although we were profitable in the years ended December 31, 2009 and 2010, we may never achieve sustained profitability.

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

        Dacogen.    In 2004, we executed an agreement granting Eisai exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. Dacogen was approved by the FDA in 2006 for the treatment of patients with MDS. We are entitled to receive a royalty on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag Gmbh International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $17.5 million in future contingent payments dependent upon achievements for Dacogen globally.

        Nipent.    Nipent is approved by the FDA and EMA for the treatment of hairy cell leukemia. Nipent was marketed by us in the United States until August 2006, and distributed in Europe through

March 2007. In 2006, we sold the North American rights to Nipent to Hospira. In 2007, we closed another transaction with Hospira, completing the sale of the remaining worldwide rights for Nipent. The balance of the purchase price relating to the sale of the worldwide rights was payable in five annual installments on the anniversary of the closing date, totaling $3 million. Through June 30, 2011, we have received four of the annual installments totaling $2.3 million. We expect to receive the remaining balance of $700,000 in 2012.

        Montigen Acquisition.    In April 2006, we acquired Montigen, a privately-held oncology-focused drug discovery and development company headquartered in Salt Lake City, Utah. Montigen's assets included its research and development team, a proprietary drug discovery technology platform and optimization process known as CLIMB, and late-stage non-clinical compounds targeting Aurora-A Kinase and members of the Tyrosine Kinase receptor family. In addition to the consideration paid at the closing of the transaction, the merger agreement specified $22 million due to the former Montigen stockholders, contingent upon achievement of specific regulatory events. To date, we have paid two contingent payments totaling $15.2 million, leaving one remaining future contingent payment of $6.8 million that is payable in shares of our common stock, or partially in cash, upon notification by the FDA of the first filing of an NDA for a product containing as the active ingredient a compound identified using the CLIMB technology.

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

        In connection with the transaction, we received $5 million upfront, inclusive of a $3 million purchase by GSK of shares of our common stock, priced at a premium to market. In addition, GSK is obligated to make certain payments to us if and when the compounds reach specified developmental milestones, as well as payments to us if and when the compounds that GSK has licensed achieve certain regulatory milestones. The agreement further provides that, if the licensed compounds derived from the joint research team become products, GSK will pay us additional payments contingent upon certain levels of sales as well as royalties on net sales of such products, if any. The royalties will be paid on a country-by-country and product-by-product basis. Total potential development and sales-related contingent payments payable to us could exceed $375 million. In addition, we may receive tiered royalties into double digit magnitudes, payable on net sales of any resulting products.

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

        As of June 30, 2011, there was $3.6 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.25 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the six month period ended June 30, 2011, we recorded royalty revenue of $28.5 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

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

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of June 30, 2011, the gross unrealized losses on available for sale debt securities was approximately $4,000, and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI Bio Pharma, Inc. ("AVI") and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. However, as of June 30, 2011, the gross unrealized gain on our investment in AVI, representing the fair value of the investment less its adjusted cost basis, was approximately $700,000. Decreases in the fair value of our securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of June 30, 2011, and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

  Deferred Tax Assets

        We record a valuation allowance to reduce our deferred tax assets to zero, the amount that is more likely than not to be realized. We consider future taxable income, ongoing tax planning strategies and our historical financial performance in assessing the need for a valuation allowance. If it were determined that we would be able to realize all or part of our deferred tax assets in the future, a decrease in the valuation allowance would increase income in the period in which such determination was made. Likewise, if we then determine that we would not be able to realize all or part of our deferred tax assets in the future, an increase in the valuation allowance would be charged to income in the period in which such determination was made. We evaluate the ability to realize our deferred tax assets on a quarterly basis.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

	Three months ended June 30,		Change
Revenues	2011	2010	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$11,539	$9,764	$1,775	18.18%
Development and license revenue	127	127	—	—

        The increase in royalty revenue from 2010 to 2011 is due to higher Dacogen product sales by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the second quarters of 2011 and 2010 relate to worldwide Dacogen sales for the first quarters of 2011 and 2010, respectively.

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

	Three months ended June 30,		Change
Operating expenses	2011	2010	Dollar	Percent
	(Dollars in thousands)
Research and development	$7,992	$7,269	$723	9.95%
General and administrative	3,532	2,407	1,125	46.74
Gain on sale of products	(700)	(700)	—	—

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates and clinical trial costs related to SGI-110.

        The increase in general and administrative expenses relates primarily to higher stock compensation expenses and higher corporate communication, legal, accounting, and financial advisor expenses related to the acquisition of Astex Therapeutics Limited.

	Three months ended June 30,		Change
Other income (expense)	2011	2010	Dollar	Percent
	(Dollars in thousands)
Interest income	$57	$46	$11	23.91%
Other income	10	—	10	—
Income tax provision	(6)	—	(6)	—

        The increase in interest income was due primarily to higher cash and marketable securities balances for the three months ended June 30, 2011 compared to the comparable period in 2010.

        Other income for the three months ended June 30, 2011 represents a gain on sale of property and equipment. The tax provision recorded for the three months ended June 30, 2011 was based on our estimated effective tax rate for the year, taking into account estimated net operating loss carrybacks and refundable research and development tax credits.

Six months ended June 30, 2011 compared to six months ended June 30, 2010:

	Six months ended June 30,		Change
Revenues	2011	2010	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$28,510	$24,057	$4,453	18.51%
Development and license revenue	254	254	—	—

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

	Six months ended June 30,		Change
Operating expenses	2011	2010	Dollar	Percent
	(Dollars in thousands)
Research and development	$15,985	$14,705	$1,280	8.70%
General and administrative	7,152	4,768	2,384	50.00
Gain on sale of products	(700)	(700)	—	—

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates and clinical trial costs related to SGI-110.

        The increase in general and administrative expenses relates primarily to higher stock compensation expenses and higher corporate communication, legal, accounting, and financial advisor expenses related to the acquisition of Astex Therapeutics Limited.

	Six months ended June 30,		Change
Other income (expense)	2011	2010	Dollar	Percent
	(Dollars in thousands)
Interest income	$106	$97	$9	9.28%
Other income	10	—	10	—
Income tax provision	(50)	—	(50)	—

        The increase in interest income was due primarily to higher cash and marketable securities balances for the six months ended June 30, 2011 compared to the comparable period in 2010.

        Other income for the six months ended June 30, 2011 represents a gain on sale of property and equipment. The tax provision recorded for the six months ended June 30, 2011 was based on our estimated effective tax rate for the year, taking into account estimated net operating loss carrybacks and refundable research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $128.6 million at June 30, 2011 compared to $120.4 million at December 31, 2010.

        Net cash provided by operating activities was $9,478,000 for the six months June 30, 2011, and consisted primarily of the net income of $6,393,000 plus stock based compensation expense of $1,455,000, depreciation of $576,000, and the release of our restricted cash of $2,134,000 due to the expiration of the underlying lease term and related collateral requirement, partially offset by the deduction of a $700,000 gain on sale of products that represents an investing activity. Net cash provided by operating activities was $4,747,000 in the six months ended June 30, 2010, and consisted primarily of net income of $5,635,000 plus depreciation of $620,000 and stock based compensation of $735,000, partially offset by a decrease in accounts payable and other liabilities of $1,170,000 and the deduction of a $700,000 gain on sale of products that represents an investing activity.

        Net cash used in investing activities was $5,158,000 for the six months ended June 30, 2011 and primarily consisted of $39,881,000 for purchases of marketable securities and $528,000 for purchases of property and equipment, partially offset by $34,514,000 in proceeds from sales and maturities of marketable securities. Net cash provided by investing activities was $3,960,000 for the six months ended

June 30, 2010, and consisted primarily of $74,875,000 in proceeds from maturities of marketable securities, offset in part by $71,243,000 for purchases of marketable securities.

        Net cash provided by financing activities was $154,000 and $225,000 in the six months ended June 30, 2011 and June 30, 2010, respectively, and consisted in both periods of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2012. However, we may decide, if necessary, to consider additional financing options, including the selling of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2010, we have $6.8 million in future contingent payments due to the former Montigen stockholders, which we would be contractually obligated to pay in shares of our common stock, but may pay partially in cash. In July 2011, at the closing of the Astex transaction, we paid approximately $25.3 million in cash and issued 32.4 million shares of SuperGen common stock to the securityholders of Astex. In addition, we will pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be paid at the discretion of the Company. The timing of the deferred consideration payment is variable, depending on the achievement and receipt of certain milestones, but the full amount will be paid no later than 30 months after the closing of the Transaction, with a minimum of $15 million payable on the 18 month anniversary of the Transaction closing date.

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

        Our investment policy is to manage our marketable debt securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable debt securities portfolio is primarily invested in securities with maturities of under one year and a minimum investment grade rating of A or A-1 or better to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable debt securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As of June 30, 2011, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Dacogen is approved in the United States and has been granted Orphan Drug exclusivity by the FDA through May 2013, with potential extension to November 2013 with additional regulatory filings by Eisai, but there is no guarantee that physicians will continue to use it for the treatment of patients. Once the Orphan Drug exclusivity period ends, Dacogen may be susceptible to generic entry by other pharmaceutical companies. This type of generic market entry typically causes sales of the trade name drug to decline. If Eisai's sales of Dacogen decrease, our royalty revenue will decrease commensurately, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from Eisai is our primary source of revenue, and we are dependent on Dacogen royalty revenue to fund our operations.

        Dacogen is approved for the treatment of MDS in the United States and 29 smaller countries globally, but is not yet approved in Europe or Japan. In July 2006, Eisai sublicensed Dacogen to Cilag, giving Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with Eisai and the sublicense with Cilag, may receive up to $17.5 million in future contingent payments upon achievement of global regulatory and sales targets. During 2010, Eisai completed a randomized Phase III clinical trial of Dacogen in elderly patients with AML and although the primary endpoint of the study was not met, Eisai filed a supplemental marketing application with the FDA in the second quarter of 2011. Cilag has also submitted a corresponding marketing application for Dacogen in Europe. However, if Dacogen is not approved for additional indications in the U.S. or is never approved in Europe or Japan, we will receive decreasing, and ultimately no, royalty payments from commercial sales by Cilag or Eisai for these territories and our future revenues and business will be harmed.

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

Our collaborative relationships, including with GSK, may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. The agreement with GSK is an example of this strategy, providing for the joint development of compounds that we will discover using our CLIMB technology, followed by the option for GSK to take one or more of the jointly developed compounds and further develop, commercialize, and sell the resulting product worldwide. The agreement provides for milestone payments to be paid to us during the development process, but the majority of the payments will not occur unless and until GSK exercises its option to license one or more compounds from us. We will spend our own cash and other resources during the joint development process, and we cannot guarantee that any successful compounds will result from our joint development efforts. Further, even if we discover and develop one or more viable compounds, we cannot guarantee that GSK will exercise its option to license any such compounds from us. If GSK chooses not to exercise its license option, we may continue to develop the compounds on our own, but the post-option exercise developmental and sales milestone payments described in the agreement, which we have estimated to be approximately $300 million, plus additional royalty revenues, will never be realized. If our joint development program with GSK or other similar partners is not successful, and if we cannot earn revenue from collaborative arrangements such as this agreement, our future revenues and business will be harmed.

We have a history of operating losses and we may incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold in August 2006 and we sold the remaining worldwide rights in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $333.9 million from inception through June 30, 2011, and we have not generated sufficient revenues to support our business during that time. Following our acquisition of Astex, we expect to have modest operating losses over the next few years and, although we were profitable in the years ended December 31, 2009 and 2010, we may never achieve sustained profitability.

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

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include ArQule, Array BioPharma, Crystal Genomics, Exelixis, Infinity, Plexxikon, Vertex, Sanofi-Aventis, Bristol-Myers Squibb Company, Celgene, Eli Lilly & Co., GSK, Novartis AG, Pfizer, and others.

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

Risks Related to the Acquisition of Astex Therapeutics Limited

We may fail to realize some or all of the anticipated benefits of the Transaction, which may adversely affect the value of our common stock.

        The success of the Transaction will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining SuperGen and Astex. However, to realize these anticipated benefits and cost savings, we must successfully combine the acquired business with our legacy operations and integrate our respective operations, technologies and personnel. If we are not able to achieve these objectives within the anticipated time frame or at all, the anticipated benefits and cost savings of the Transaction may not be realized fully or at all or may take longer to realize than expected, and the value of SuperGen's common stock may be adversely affected. In addition, the overall integration of the businesses is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our operations.

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

        Specifically, risks in integrating Astex into our operations in order to realize the anticipated benefits of the Transaction include, among other factors:

  •
  failure to effectively coordinate research and drug candidate development efforts to communicate our product capabilities and expected product roadmap;

  •
  failure to compete effectively against companies already serving the broader market opportunities expected to be available to us and our expanded drug offerings;

  •
  failure to successfully integrate and harmonize financial reporting and information technology systems of SuperGen and Astex;

  •
  retaining Astex's relationships with pharmaceutical company partners;

  •
  integrating a senior management team from SuperGen and Astex, as well as integrating members from both companies on the board of directors of SuperGen;

  •
  retaining key SuperGen employees and retaining and integrating key employees from Astex;

  •
  coordinating research and development activities to enhance the introduction of new drug development methodologies and drug discovery platforms acquired in the Transaction;

  •
  coordinating operations across time zones and continents;

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

        In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the business acquired from Astex into our own, or to realize the anticipated benefits of the integration. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. An inability to realize the full extent of, or any of, the anticipated benefits of the Transaction, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock. Some examples of how we may not realize anticipated benefits include the risk of the following:

  •
  cost of development programs may be higher than forecasted;

  •
  forecasted contingent payments from collaborations may not be received as anticipated; and

  •
  exchange risk associated with any existing or anticipated cash denominated in another currency may reduce the expected value actually received when translated from British Pounds Sterling.

We have incurred and expect to continue to incur significant Transaction and Transaction-related costs.

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

We must continue to retain, motivate and recruit executives and other key employees and failure to do so could negatively affect our operations.

        We must continue to retain, motivate and recruit executives and other key employees. Experienced executives are in high demand and competition for their talents can be intense. Employees may experience uncertainty about their future role with us until, or even after, strategies with regard to our operations and product development following the closing are announced or executed. These potential distractions of the Transaction may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure to retain and motivate executives and other key employees could have a material and adverse impact on our business.

Sales by former Astex securityholders of shares of our common stock acquired in the Transaction could cause our stock price to decrease.

        The sale of shares of common stock that certain Astex securityholders received in the Transaction is restricted by the terms of a lock-up agreement with us, but these shareholders may begin to sell 25% of these shares two months after the closing date, which occurred on July 20, 2011, with another 25% of the shares to be released every two months until all shares are fully tradable eight months after the closing date. The sale of a substantial number of shares of common stock by former Astex securityholders or by our other stockholders within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

SuperGen's stockholder base experienced dilution of their percentage ownership of SuperGen common stock.

        As a result of the Transaction, we issued new shares of common stock to certain Astex securityholders, representing approximately 35% of the total outstanding voting power of all SuperGen stockholders following the closing. The issuance of these shares has caused our current stockholders to experience immediate and significant dilution in their percentage ownership of SuperGen outstanding common stock. Moreover, our current stockholders will experience additional dilution in the event that our Audit Committee determines to pay some or all of the $30 million in deferred consideration in the form of shares of our common stock. We also assumed certain outstanding options and warrants of Astex in the Transaction; if these options and warrants are exercised, our existing stockholders will suffer additional dilution.

As a result of the Transaction, certain former Astex securityholders hold over a third of the outstanding SuperGen common stock, which could limit the influence of SuperGen's other stockholders over the election of directors and other significant corporate actions or discourage third parties from proposing a change in our control.

        As of the closing of the Transaction, certain former Astex securityholders, as a group comprised of approximately 13 entities (counting any affiliated shareholders as one entity) who previously held preferred shares in Astex, owned approximately 35% of the total outstanding shares of SuperGen common stock, and have designated four of the members serving on the nine-member board of directors of the combined entity. Accordingly, as a group, if the former Astex stockholders do not sell their SuperGen shares received in the Transaction, they will be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the combined company or its assets. This potential concentration of ownership and influence in management and board decision-making could also harm the price of SuperGen common stock following the closing by, among other things, discouraging a potential acquirer from seeking to acquire shares of SuperGen common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the combined company. If any of the deferred consideration is paid in shares of SuperGen common stock, although the size of the group of former Astex securityholders holding SuperGen shares would increase (due to the distribution of deferred consideration shares to ordinary shareholders as well as preferred shareholders), the expanded group would hold an even greater percentage of the outstanding post-closing stock of SuperGen, thereby exacerbating the risk of concentrated ownership.

        Furthermore, the ownership position of the former Astex securityholders could discourage a third party from proposing a change of control or other strategic transaction concerning SuperGen. As a result, our common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have a group of stockholders with an ownership interest as large as the former Astex stockholders' collective ownership interest.

Item 6.    Exhibits

Exhibit No.	Description of Document
3.1	Bylaws of SuperGen, Inc., as amended and restated through July 20, 2011
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERGEN, INC.
Date:	August 9, 2011	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)