Form 10-Q
period 2011-09-30
Astex Pharmaceuticals, Inc
filed 2011-11-09
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-27628

ASTEX PHARMACEUTICALS, INC.
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 3, 2011 was 92,881,733.

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,939	$25,554
Marketable securities	87,750	89,699
Accounts receivable	366	615
Income tax receivable	2,524	40
Prepaid expenses and other current assets	2,076	715

Total current assets	130,655	116,623
Marketable securities, non-current	2,703	5,124
Property, plant and equipment, net	6,924	3,932
Goodwill	43,718	731
Other intangible assets, net	92,244	—
Restricted cash	—	2,134
Other assets	832	554

Total assets	$277,076	$129,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,817	$1,198
Accrued compensation	4,343	3,556
Other accrued liabilities	845	773
Deferred acquisition consideration	17,135	—
Deferred tax liability	3,379	—
Deferred revenue	1,831	509
Deferred rent	10	12

Total current liabilities	32,360	6,048
Deferred rent, non-current	30	9
Warrant liability	168	—
Deferred acquisition consideration, non-current	11,541	—
Deferred tax liability, non-current	10,698	—
Deferred revenue, non-current	1,048	1,429

Total liabilities	55,845	7,486

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 92,871,327 and 60,357,593 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	93	60
Additional paid in capital	560,402	459,482
Accumulated other comprehensive income (loss)	(4,274)	2,382
Accumulated deficit	(334,990)	(340,312)

Total stockholders' equity	221,231	121,612

Total liabilities and stockholders' equity	$277,076	$129,098

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Royalty revenue	$16,638	$13,249	$45,148	$37,306
Development and license revenue	308	127	562	382

Total revenues	16,946	13,376	45,710	37,688
Operating expenses:
Research and development	13,546	7,161	29,531	21,867
General and administrative	5,095	2,354	12,246	7,121
Amortization of intangibles	1,485	—	1,485	—
Gain on sale of products	—	—	(700)	(700)

Total operating expenses	20,126	9,515	42,562	28,288

Income (loss) from operations	(3,180)	3,861	3,148	9,400
Interest income	48	44	153	140
Other income (expenses)	(291)	—	(281)	—

Income (loss) before income taxes	(3,423)	3,905	3,020	9,540
Income tax benefit (provision)	2,352	(13)	2,302	(13)

Net income (loss)	$(1,071)	$3,892	$5,322	$9,527

Net income (loss) per common share:
Basic	$(0.01)	$0.06	$0.08	$0.16

Diluted	$(0.01)	$0.06	$0.08	$0.16

Weighted average shares outstanding:
Basic	86,116	60,309	69,054	60,271

Diluted	86,116	60,374	73,983	60,603

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating activities:
Net income	$5,322	$9,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,005	943
Amortization of intangibles	1,485	—
Gain on sale of property and equipment	(10)	—
Stock-based compensation expense	2,313	1,249
Change in valuation of deferred acquisition consideration	327	—
Change in valuation of warrant liability	(133)	—
Recognition of gain on sale of products	(700)	(700)
Changes in operating assets and liabilities:
Accounts receivable	2,998	—
Income tax receivable	(954)	11
Prepaid expenses and other assets	408	(102)
Restricted cash	2,134	123
Accounts payable and other liabilities	(1,335)	(456)
Deferred tax liability	(1,272)	—
Deferred revenue	(562)	(382)

Net cash provided by operating activities	11,026	10,213

Investing activities:
Purchases of marketable securities	(57,717)	(118,428)
Sales and maturities of marketable securities	59,713	113,191
Proceeds from sale of products	700	700
Purchases of property and equipment	(629)	(701)
Proceeds from sale of property and equipment	37	—
Acquisition of Astex Therapeutics net assets, net of cash acquired	(269)	—

Net cash provided by (used in) investing activities	1,835	(5,238)

Financing activities:
Proceeds from issuances of common stock	251	225

Net cash provided by financing activities	251	225

Effect of foreign exchange rate changes on cash and cash equivalents	(727)	—
Net increase in cash and cash equivalents	12,385	5,200
Cash and cash equivalents at beginning of period	25,554	7,682

Cash and cash equivalents at end of period	$37,939	$12,882

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued in connection with Astex Therapeutics acquisition	$95,119	$—
Fair value of stock options assumed in connection with Astex Therapeutics acquisition	3,270	—
Fair value of warrants assumed in connection with Astex Therapeutics acquisition	301	—
Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the period	$39	$—

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Astex Pharmaceuticals, Inc. ("we," "Astex" or the "Company"), formerly SuperGen, Inc., have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results include the results of Astex Therapeutics Limited ("ATL"), our wholly owned subsidiary, from the acquisition date of July 20, 2011 (see Note 12). All intercompany balances and transactions have been eliminated in consolidation. The financial statements of ATL have been translated from their functional currency of British Pounds Sterling into US dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in other expense. Due to this acquisition as well as other factors, operating results for the nine month period ended September 30, 2011 are not indicative of results that may be expected for the year ending December 31, 2011.

        The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balances have been reclassified to conform with the presentation at September 30, 2011. Specifically, Payable to AVI BioPharma, Inc. has been combined into Other accrued liabilities.

        These unaudited financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2. STOCK-BASED COMPENSATION

        Stock Option Plans.    We have authorized 20,500,976 shares of common stock for issuance following the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares authorized for issuance increased by 2,237,976 on July 20, 2011, upon the issuance of replacement options in the acquisition of ATL (see Note 12). Except for the replacement options, the number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period). Options that have performance-based vesting criteria become exercisable in accordance with the milestones determined by the Board of Directors.

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 16, 2011 and is scheduled to end on November 14, 2011.

        We recognized $858,000 and $514,000, respectively, in stock-based compensation expense for the three months ended September 30, 2011 and 2010. We recognized $2,313,000 and $1,249,000, in stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award has been estimated on the grant date (or acquisition date for the replacement options issued upon the acquisition of ATL) using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
					ATL Replacement Options(1)
	2011	2010	2011	2010
Risk-free interest rate	1.47%	2.09%	2.01%	3.00%	0.44%
Dividend yield	—	—	—	—	—
Expected volatility	59.01%	67.54%	58.51%	59.75%	58.07%
Expected life (in years)	6.27	6.32	5.95	5.95	1.98

(1)
Represents replacement options issued upon the acquisition of ATL on July 20, 2011. See Note 12.

        We compute expected volatility using a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We do not rely exclusively on implied volatility because options on our stock with remaining terms of greater than one year are not regularly traded in the market. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee and director population. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable of vesting, expense is recorded over the estimated service period.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 7.89% and 8.60% for the nine month periods ended September 30, 2011 and 2010, respectively. The term "forfeitures" is distinct from "cancellations" or

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

"expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        A summary of the Company's stock options as of September 30, 2011 and activity during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2011	11,131,949	$4.62
Granted	1,646,299	2.72
Issued upon acquisition of ATL(1)	2,237,976	0.85
Exercised	(115,438)	1.28
Forfeited	(93,832)	2.92
Expired	(114,970)	11.74

Balance at September 30, 2011	14,691,984	$3.81	6.07	$2,527,820

Vested or expected to vest at September 30, 2011.	14,012,136	$3.80	6.01	$2,455,388

Exercisable at September 30, 2011	9,777,186	$3.91	5.28	$1,759,169

(1)
Represents replacement options issued upon the acquisition of ATL on July 20, 2011. See Note 12.

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2011 was $1.50. The weighted-average grant-date fair value of the replacement options issued in the acquisition of ATL was $2.14. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the nine months ended September 30, 2011 was $127,000 and the total amount of cash received from exercise of these options was $148,000.

        As of September 30, 2011, there was $4,713,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.59 years.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

        Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds which invest primarily in U.S. government obligations. Investments in marketable securities consist of equity securities and corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

designate all cash equivalents and marketable securities as available-for-sale, with unrealized gains and losses included as a component of equity.

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2011
Money market funds	$13,604	$—	$—	$13,604
U.S. corporate debt securities	20,947		(7)	20,940
Debt securities issued by U.S. government and U.S. government agencies	81,282	30	(4)	81,308
Marketable equity securities	2,726		(23)	2,703

Total	$118,559	$30	$(34)	$118,555

At December 31, 2010
Money market funds	$1,044	$—	$—	$1,044
U.S. corporate debt securities	35,413	—	—	35,413
Debt securities issued by U.S. government and U.S. government agencies	77,173	8	(24)	77,157
Marketable equity securities	2,726	2,398	—	5,124

Total	$116,356	$2,406	$(24)	$118,738

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	September 30, 2011	December 31, 2010
Amounts included in cash and cash equivalents	$28,102	$23,915
Marketable securities, current	87,750	89,699
Marketable securities, non-current	2,703	5,124

Total	$118,555	$118,738

        At September 30, 2011, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three and nine month periods ended September 30, 2011 and 2010, realized gains and losses calculated using the specific identification method were immaterial.

        We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making this determination, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' amortized cost, changes in the credit quality of the issuer, the length of time the investments have been in an unrealized loss position,

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

and whether it is more likely than not that we will hold the investment for a period of time sufficient for a recovery of our cost basis.

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of September 30, 2011 and December 31, 2010, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

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

        As of September 30, 2011, we held $118,555,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our financial assets and liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2011
Financial assets carried at fair value:
Money market funds	$—	$13,604	—	$13,604
Commercial paper	—	19,494	—	19,494
Corporate notes	—	1,446		1,446
U.S. government and U.S government agency notes	—	81,308	—	81,308
Equity securities	2,703	—	—	2,703

Total	$2,703	$115,852	—	$118,555

Financial liabilities carried at fair value:
Warrant liability	—	—	$168	$168
Deferred acquisition consideration	—	—	28,676	28,676

Total	—	—	$28,844	$28,844

At December 31, 2010
Financial assets carried at fair value:
Money market funds	$—	$1,044	—	$1,044
Commercial paper	—	35,413	—	35,413
U.S. government and U.S government agency notes	—	77,157	—	77,157
Equity securities	5,124	—	—	5,124

Total	$5,124	$113,614	—	$118,738

        The following table provides reconciliations of financial liabilities measured at fair value using significant unobservable inputs (Level 3)(in thousands):

	Deferred Acquisition Consideration	Warrant Liability
Balances measured at acquisition date of July 20, 2011	$28,349	$301
Change in value	327	(133)

Balances at September 30, 2011	$28,676	$168

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        Significant inputs and assumptions used to estimate the fair values of the deferred acquisition consideration are discussed in Note 12. The change in fair value of the deferred acquisition consideration is included in general and administrative expenses on the accompanying statement of operations for the three and nine months ended September 30, 2011.

        The fair value of warrants is estimated using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fair Value
	September 30, 2011	July 20, 2011
Risk-free interest rate	1.2%	1.95%
Dividend yield	—	—
Expected volatility	59.97%	55.97%
Expected life (in years)	6.0	6.25

        We compute expected volatility using historical volatility of our common stock based on the period of time corresponding to the expected life of the warrants. The expected life of the warrants is estimated to equal their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement that is commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. The change in fair value of the warrant liability is included in other income (expenses) on the accompanying statement of operations for the three and nine months ended September 30, 2011.

NOTE 5. REVENUE RECOGNITION

        On January 1, 2011, we prospectively adopted Financial Accounting Standards Board Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements ("ASU 2009-13"), and Accounting Standards Update 2010-17, Revenue Recognition—Milestone Method ("ASU 2010-17"). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit, and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2010-17 amends previous standards to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, we have made an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The adoption of these pronouncements did not have a material effect on our consolidated financial statements in the three or nine months ended September 30, 2011. However, ASU 2009-13 may have a material effect upon any collaboration agreements assumed in the acquisition of ATL (see Note 12) or those that we enter into in future periods.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

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

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended September 30, 2011 and 2010, we recorded royalty revenue of $16,638,000 and $13,249,000, respectively. During the nine months ended September 30, 2011 and 2010, we recorded royalty revenue of $45,148,000 and $37,306,000, respectively.

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

        During both the nine month periods ended September 30, 2011 and 2010, we received $700,000, representing the third and fourth installment payments from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. These amounts were recorded as gain on sale of products.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 8. AGREEMENTS WITH GLAXOSMITHKLINE

        In October 2009, we entered into agreements with GlaxoSmithKline ("GSK") under which we will collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics.

        The initial total deferred revenue related to GSK of $2,545,000 is being recognized ratably over five years, the expected term of our substantive performance obligations under the collaboration. We recognized $127,000 of the deferred revenue as development and license revenue in both the three months ended September 30, 2011 and 2010. We recognized $382,000 of the deferred revenue as development and license revenue in both the nine months ended September 30, 2011 and 2010.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

        The following table is a reconciliation of our net income to comprehensive income (in thousands):

	Three months ended, September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(1,071)	$3,892	$5,322	$9,527
Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	(778)	491	(2,374)	893
Change in cumulative foreign currency translation loss	(4,282)	—	(4,282)	—

Comprehensive income (loss)	$(6,131)	$4,383	$(1,334)	$10,420

NOTE 10. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration of potential common shares. Diluted net income per share is computed by dividing the net income (loss), as adjusted for the impact of assuming payment of deferred acquisition consideration in stock, by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock as well deferred acquisition consideration that may be paid in stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 10. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Continued)

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended, September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted-average common shares outstanding used in calculation of basic earnings per share	86,116	60,309	69,054	60,271
Dilutive stock options	—	65	751	332
Shares potentially issuable as deferred acquisition consideration	—	—	4,178	—

Weighted-average common shares outstanding used in calculation of diluted earnings per share	86,116	60,374	73,983	60,603

Weighted-average outstanding stock options and warrants not included in diluted net income per share calculation as they had an antidilutive effect	14,877	9,266	9,764	8,036

        In the calculation of diluted earnings per share for the nine months ended September 30, 2011, the numerator is comprised of the net income for the period plus approximately $327,000, representing the change in value of the deferred acquisition consideration payable for the period, which was recorded as general and administrative expenses, as the diluted calculation assumes the shares potentially issuable as deferred acquisition consideration would be outstanding from the date of the acquisition of ATL (see Note 12).

NOTE 11. INCOME TAXES

        We recorded a tax benefit of $2,302,000 for the nine months ended September 30, 2011, compared to a tax provision of $13,000 for the nine months ended September 30, 2010. The 2011 tax benefit was related to refundable UK research and development tax credits and a benefit related to acquired intangibles that reduced our deferred tax liabilities related to ATL since the acquisition date of July 20, 2011 (see Note 12 below). The 2010 provision was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

        We have no unrecognized tax benefits as of September 30, 2011. We do not anticipate that our total unrecognized tax benefits will significantly change prior to September 30, 2012. As a result of the acquisition of ATL, the Company's federal and state net operating losses and tax credits may be limited.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. federal income taxes and state income taxes from 1999 forward due to net operating losses in tax years 1999 through 2008.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 12. ACQUISITION OF ASTEX THERAPEUTICS LIMITED

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of ATL (the "Transaction"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. The Company determined that the acquisition of ATL would create a unique and important opportunity to expand our drug development partnerships, expand our clinical assets, make our drug discovery process more robust, better leverage our cash, realize economies of scale, and develop expanded future revenue streams. The Transaction was effected through a scheme of arrangement in the United Kingdom, which the High Court of Justice, Chancery Division, Companies Court, London approved prior to the closing of the Transaction. Pursuant to the Transaction, we paid approximately $24.9 million in cash and issued 32.4 million shares of Astex common stock (representing approximately 35% of the issued and outstanding stock of Astex as of the closing of the Transaction after giving effect to the issuance of such shares) to the securityholders of ATL.

        In addition, we will pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be paid at the discretion of the Company. Deferred consideration will be paid in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the Transaction (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the Transaction (January 2013). Deferred consideration is accounted for as a liability at fair value. We determine fair value of the deferred consideration liability as the expected present value of future semi-annual installments, discounted at our incremental borrowing rate of five per cent. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration milestones to be received. We currently estimate that deferred consideration installments will be approximately $12.2 million, $5.9 million, $6.9 million and $2.1 million and will be due in January 2012, July 2012, January 2013 and July 2013, respectively.

        Also, as part of the Transaction, we issued replacement options for the outstanding ATL options and assumed warrants of ATL. Based on the terms of the acquisition agreement, the outstanding ATL options were replaced with options to acquire 2,237,976 shares of Astex common stock. The outstanding ATL warrants entitle the holders to acquire 184,628 shares of Astex common stock. The values of the replacement options and the warrants assumed were determined using the Black-Scholes option-pricing model, with amounts converted to US dollars at the exchange rate on the date of the Transaction.

        The acquisition of ATL has been accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, "Business Combinations" ("ASC 805"). The results of operations of ATL since July 20, 2011 have been included in our consolidated financial statements. For the three months ended September 30, 2011, our consolidated results include revenue from ATL of $181,000 and a net loss of $5,569,000. In addition, we recorded transaction related costs of $981,000 and $3,547,000 for the three months and nine months ended September 30, 2011, respectively.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 12. ACQUISITION OF ASTEX THERAPEUTICS LIMITED (Continued)

        The aggregate purchase price of ATL was $151,897,000, consisting of the following (in thousands):

Value of common stock issued	$95,119
Cash paid	24,858
Deferred consideration	28,349
Fair value of stock options assumed	3,270
Fair value of warrants assumed	301

Total	$151,897

        The purchase price was allocated on July 20, 2011 as follows (in thousands):

Net tangible assets	$26,871
Goodwill	44,296
Intangible assets—In-process research and development	50,776
Intangible assets—Non-active collaboration agreements	25,234
Intangible assets—Developed technology	17,812
Intangible assets—Trademark	2,683
Deferred tax liability	(15,775)

Total	$151,897

        The fair value of the identified intangible assets was estimated by using income or cost replacement approaches. The identified intangible assets and their respective approaches are listed below in greater detail.

        Developed Technology and In-process Research and Development (unencumbered product candidates)—The intangible assets were valued using the cost replacement approach which uses the concept of replacement cost as an indicator of fair value. The premise of the cost approach is that a prudent investor would pay no more for an asset than the amount for which the asset could be replaced or recreated. Replacement cost when new, which refers to the cost to replace the asset with one of like utility using current material and labor rates, establishes the highest amount a prudent investor would pay for the subject asset. To the extent that an existing asset will provide less utility than a new one, the value of that asset is lower.

        In-process Research and Development (active collaboration agreements) —The intangible assets were valued using the income approach which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash flow. Indications of value are developed by discounting these benefits to their present value at a discount rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. This approach is most appropriate when an identifiable stream of income can be attributed to the particular asset being valued, as is the case with this intangible asset. The distinction between the active and non-active collaboration agreements relates to ATL's involvement in the research and development effort. Active collaboration agreements are those projects where research and development by ATL is still on-going, and ATL is still required to deliver a qualified compound or develop intellectual property for the

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 12. ACQUISITION OF ASTEX THERAPEUTICS LIMITED (Continued)

collaboration partner. Accordingly, ATL has not yet earned the right to receive milestone and royalty amounts from the collaboration partners for the use of its intellectual property. These agreements are still in the initial phases of research and development. Upon completion of the research phases, still at an early stage of compound development (pre-clinical or early clinical), the collaboration partners can elect to assume the research and development efforts moving forward. At this point, ATL's involvement will be limited to a minimal effort of maintaining protection of the intellectual property ("IP"). Beginning with this stage, ATL will be entitled to receipt of IP-based milestone payments (both R&D related and commercial) and royalties for multiple years, both during and after the research and development phases.

        Non-Active Collaboration Agreements—We believe these assets are mostly akin to licensing arrangements with customers whereby a company is entitled to earn amounts from customers for the use of its intellectual property. While ATL did perform research and development services at the initial phases under these agreements, collaboration partners took over the research and development at a relatively early stage (pre-clinical or early clinical), prior to the Transaction, whereupon ATL's involvement was limited to a minimal effort of maintaining protection of the intellectual property. ATL is entitled to receipt of IP-based milestone payments (both research and development-related and commercial) and royalties for multiple years, both during and after the research and development phases. These intangible assets were also valued using the income approach.

        Trademark—The income approach using the "relief from royalty" method is a commonly used technique to value intangible assets when comparable licensing transactions are available to benchmark the royalty rate that could be expected to be generated by the subject asset. In the relief from royalty method, the value of the subject assets is estimated by determining the royalties that are relieved from being paid because the company owns the asset. In other words, the value of the asset is derived from the fact that the company would be willing to pay a royalty to license the subject asset.

        Goodwill—The acquisition of ATL created goodwill as the acquisition consideration exceeds the fair value of net identifiable assets and acquired liabilities assumed. There are a number of factors contributing to the amount of goodwill, including the ATL workforce and the expectation that the acquisition of ATL will create synergies which will provide future value. In the event Company management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

        The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years, the estimated useful lives of the assets. During the three and nine months ended September 30, 2011, we have recorded amortization of $498,000 related to the developed technology and $987,000 related to the non-active collaboration agreements. We expect to record amortization expense of $7,450,000 in each of the next four years and $6,210,000 in the fifth year.

        The in-process research and development and trademark intangibles, as well as the goodwill, are deemed to have indefinite lives. These assets will not be amortized but instead will be tested for

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 12. ACQUISITION OF ASTEX THERAPEUTICS LIMITED (Continued)

impairment at least annually (more frequently if certain indicators are present). All of the goodwill recorded is expected to be deductible for US tax purposes over a period of fifteen years.

        The net tangible assets acquired consisted of the following (in thousands):

Cash	$24,589
Accounts receivable	2,749
Income tax receivable	1,530
Prepaid expenses	1,540
Fixed assets	3,457
Other assets	507
Accounts payable	(4,079)
Accrued compensation	(1,882)
Deferred revenue	(1,540)

Total	$26,871

        As part of the acquisition, we assumed the property lease on a 36,389 square foot laboratory and administrative building in Cambridge, UK. The lease was executed in March 2003 for a 20 year term. The current rent is approximately $1.6 million per year. The annual rent is reviewed every five years and becomes the greater of the full open market rent for the premises at the time of the rent review or the base rent payable immediately prior to the rent review. The next rent review is on December 25, 2012.

        Revenues associated with substantive, at-risk milestones pursuant to ATL's collaborative agreements will be recognized upon achievement of the milestones through option exercise by the collaboration partner. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance, and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in the collaboration agreement that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable, and collectibility is reasonably assured.

        The following pro forma condensed combined financial information gives effect to the acquisition of ATL as if it were consummated on January 1, 2010 (the beginning of the comparable prior reporting period). The pro forma condensed combined financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the acquisition occurred on January 1, 2010 and should

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 12. ACQUISITION OF ASTEX THERAPEUTICS LIMITED (Continued)

not be taken as representative of future consolidated results of operations of the combined company (in thousands, except per share amounts):

	Three months ended, September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$17,919	$15,509	$55,356	$43,086
Net income (loss)	(1,378)	211	866	(3,608)
Net income per common share:
Basic	$(0.01)	$0.00	$0.01	$(0.04)
Diluted	(0.01)	0.00	0.01	(0.04)

        As a result of the acquisition of ATL, we have initiated a plan to reorganize and downsize our business to realize certain operational efficiencies that include the planned closure of our Salt Lake City, Utah and Pleasanton, California research facilities. The reorganization will result in the outplacement of 44 employees by January 2012. We have paid severance to the employees that have already been terminated. Since our employees are required to stay with the company and perform transition related services before they can collect their severance, we will accrue the remaining severance costs as they are earned.

        During the three and nine months ended September 30, 2011 we recorded $779,000 of accrued severance costs, which are recorded in research and development expenses. During the three and nine months ended September 30, 2011, $446,000 of these costs were paid in cash, resulting in a remaining balance of $333,000 at September 30, 2011, which is included in accrued compensation on the accompanying balance sheet. As a result of the planned reorganization, we expect to pay total severance costs of approximately $1.1 million by January 2012.

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04 relating to fair value measurements. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This amendment impacts presentation only, and will have no effect on our financial condition, results of operations or cash flows.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011

(Unaudited)

NOTE 13. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In September 2011, the FASB issued ASU 2011-08 on testing goodwill for impairment. Under the amendment, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect that adoption of this amendment will have a material impact on our consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our condensed consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability; the percentage and amount of royalties we expect to earn on Dacogen sales under our agreement with Eisai; our forecasts regarding our operating expenses; our expectations about the joint development program with GSK; our statements regarding the sufficiency of our cash to meet our operating needs; and statements about our acquisition of Astex Therapeutics. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: our ability to successfully integrate Astex Therapeutics with our existing business, particularly launching the Pyramid drug development platform; the commercial success of Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; our ability to exit research operations in Pleasanton and Salt Lake City; our ability to establish and maintain collaborative relationships; competition; our ability to obtain funding; our ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

Overview

        We are a pharmaceutical company dedicated primarily to the discovery and development of novel cancer therapeutics in epigenetic and cell signaling modulation. We changed our name from SuperGen, Inc. to Astex Pharmaceuticals, Inc. in September 2011. We develop products through biochemical and clinical proof of concept to partner for further development and commercialization. Our primary developmental efforts prior to our acquisition of Astex Therapeutics Limited ("ATL") revolved around the products progressing out of our small-molecule drug discovery programs. We commenced Phase I clinical trials for amuvatinib, a multi-targeted kinase inhibitor and DNA repair suppressor in June 2007, and we commenced a Phase II trial in small cell lung cancer with amuvatinib in September 2011. In 2010, SGI-110, our small molecule DNA hypomethylating agent, received clearance from the FDA to advance into Phase I trials. Dose escalation of SGI-110 is currently in progress in the Phase I trial. In July 2011, we completed the acquisition of ATL, a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. Our clinical pipeline now includes eight drugs in development, four of which are currently in or entering Phase II clinical trials, and four of which are currently partnered or optioned to large pharmaceutical companies.

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of ATL (the "Transaction"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. The Transaction was effected through a scheme of arrangement in the United Kingdom, which the High Court of Justice, Chancery Division, Companies Court, London approved prior to the closing of the Transaction. Pursuant to the Transaction, we paid approximately

$24.9 million in cash and issued 32.4 million shares of Astex common stock (representing approximately 35% of the issued and outstanding stock of Astex as of the closing of the Transaction after giving effect to the issuance of such shares) to the securityholders of ATL. In addition, we will pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be paid at the discretion of the Company. Deferred consideration will be paid in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the Transaction (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the Transaction (January 2013). Also, as part of the Transaction, we issued replacement options for the outstanding options and assumed warrants of ATL.

        ATL discovers and develops novel small molecule therapeutics. Using its fragment-based drug discovery platform, Pyramid™, ATL has built a pipeline of molecularly-targeted drugs in clinical trials, with others in discovery and pre-clinical development.

        Some of its proprietary research programs include the following:

  •
  AT13387, a second generation HSP90 inhibitor, has started a Phase II trial in combination with imatinib in unresectable or metastatic gastrointestinal tumors.

  •
  AT7519 is a small molecule targeted inhibitor of CDK's 1, 2, 7 and 9. AT7519 has been investigated in two Phase I clinical trials in patients with advanced solid tumors, and has commenced a Phase II study in combination with bortezomib in patients with multiple myeloma. In addition, two Phase II trials of AT7519 to treat patients with chronic lymphocytic leukemia and mantle cell lymphoma are starting, sponsored by the NCIC Clinical Trials Group in Canada. Novartis has an option to develop and commercialize AT7519.

  •
  AT9283 is a small molecule inhibitor of kinases including aurora A and B, and JAK2. Initial clinical trials have demonstrated early signals of efficacy in patients with hematological malignancies. AT9283 has been investigated as monotherapy in patients with advanced solid tumors in two Phase I, open-label, dose-escalation trials at centers in the UK, USA and Canada. In conjunction with Cancer Research UK, we are also investigating the activity of single agent AT9283 in pediatric patients with solid tumors. AT9283 has been investigated in a Phase I/II open-label, dose-escalation trial to assess the safety, tolerability and preliminary efficacy of AT9283 as monotherapy in patients with acute leukemia. AT9283 is also being investigated in a Phase II setting in a chemotherapy refractory, multiple myeloma patient population in a trial being sponsored by the NCIC Clinical Trials Group in Canada.

        In addition to its internally advancing proprietary research programs, ATL's productivity in discovery has been endorsed through numerous partnerships with major pharmaceutical companies:

  •
  Novartis commenced a Phase I study in January 2011 of LEE011, a selective inhibitor of the key cell cycle enzyme CDK4, derived from the collaboration with Novartis announced in December 2005 aimed at developing novel cancer therapies targeting the cell cycle. The commencement of the Phase I trial triggered a milestone payment received earlier in 2011, prior to our acquisition of ATL. The Company is eligible to receive additional future contingent milestone payments during the clinical development of LEE001 as well as milestones and royalties on commercialization of approved products.

  •
  In June 2011, AstraZeneca commenced a Phase I study of AZD3839, a clinical candidate selected in October 2010 and derived from the collaborative program on beta-secretase, a key enzyme implicated in the progression of Alzheimer's disease. The commencement of the Phase I trial triggered a milestone payment received earlier in 2011, prior to our acquisition of ATL. The

    Company is eligible to receive additional future contingent milestone payments during the clinical development of AZD3839 as well as milestones and royalties on commercialization of approved products.

  •
  In April 2011, AstraZeneca started clinical trials of AZD5363, a clinical candidate derived from ATL's collaborative program on protein kinase B. The Company is also eligible to receive additional future contingent payments during clinical development of AZ5363 and royalties in the event of commercialization of approved products derived from the collaboration.

  •
  Janssen Pharmaceuticals, Inc., a pharmaceutical company of Johnson & Johnson ("Janssen"), selected a development candidate from the collaborative drug discovery program aimed at identifying novel, small molecule inhibitors of Fibroblast Growth Factor Receptor ("FGFR"), for the treatment of cancer. The selection of a candidate by Janssen triggered a milestone payment received earlier in 2011, prior to our acquisition of ATL. The Company is also eligible to receive additional future contingent milestone payments during clinical development and milestones and royalties in the event of commercialization of approved products derived from the collaboration. The FGFR inhibitor program originated from a collaboration initiated in 2005 with the Cancer Research UK Drug Discovery Group at the Newcastle Cancer Centre (NCC), Northern Institute for Cancer Research, Newcastle University, UK.

        We currently receive royalty revenues relating to sales of Dacogen for treatment of patients with myelodysplastic syndromes ("MDS"), which has been licensed to Eisai. We are entitled to receive a royalty on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag Gmbh International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $17.5 million in future contingent payments dependent upon achievements for Dacogen globally. Early next year, the Company will learn the outcomes of the supplemental New Drug Application ("sNDA")and a Marketing Authorization Application ("MAA") submissions to the United States Food and Drug Administration and the European Medicines Agency ("EMA"), respectively, seeking approval for Dacogen in the elderly Acute Myeloid Leukemia indication. Specifically, Eisai was advised that the Pharmaceutical Drug User Fee Act ("PDUFA") date for the sNDA is March 6, 2012. It is expected that the EMA will determine the outcome of the MAA within the second quarter of 2012.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $335.0 million through September 30, 2011, and have not consistently generated enough funds through our operations to support our business. We expect to have modest operating losses over the next few years and, although we were profitable in the years ended December 31, 2009 and 2010, and anticipate being marginally profitable in 2011, we may never achieve sustained profitability.

        Ultimately, our ability to sustain profitability will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, Eisai's success in selling Dacogen, the success of our various collaborative, research and license arrangements, the launch of new products and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. Additionally, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation of investments and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        As of September 30, 2011, there was $4.7 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.59 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the nine month period ended September 30, 2011, we recorded royalty revenue of $45.1 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

        Development and license revenue in the nine month periods ended September 30, 2011 relates primarily to the agreements we entered into with GSK in October 2009. In connection with the agreements, we received an upfront payment of $2 million, in addition to a $3 million equity investment by GSK at above-market price. As our substantive performance obligations under the agreements are estimated to be completed over a five year period, the $2 million upfront payment and the premium paid on the $3 million equity investment of $0.5 million are being recognized as revenue ratably over 60 months. We assess the substantive performance period on a quarterly basis and will change it if appropriate based upon our latest expectations. We assumed a similar arrangement with Janssen in recording deferred revenue of $1.5 million upon the acquisition of ATL. This amount is being recognized as revenue as certain performance obligations under the agreement are completed. During the three months ended September 30, 2011 we recorded $181,000 as development and license revenue relating to this agreement.

        Revenues associated with substantive, at-risk milestones pursuant to ATL's collaborative agreements will be recognized upon achievement of the milestones through option exercise by the collaboration partner. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance, and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in the collaboration agreement that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable, and collectibility is reasonably assured.

  Intangible Assets and Goodwill

        The fair value of the identified intangible assets recorded in the acquisition of ATL was estimated by using income or cost replacement approaches. The acquisition of ATL also created goodwill as the purchase price exceeded the fair value of the identifiable assets acquired net of the liabilities assumed. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years, the estimated useful lives of the assets. During the three and nine months ended September 30, 2011, we have recorded amortization of $498,000 related to the developed technology and $987,000 related to the non-active collaboration agreements. The in-process research and development and trademark intangibles, as well as the goodwill, are deemed to have indefinite lives. These assets will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of September 30, 2011, the gross unrealized losses on available for sale debt securities was approximately $11,000, and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI Bio Pharma, Inc. ("AVI") and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. As of September 30, 2011, the fair value of our investment in AVI was equal to our adjusted cost basis. Decreases in the fair value of our securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of September 30, 2011, and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04 relating to fair value measurements. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. This amendment impacts presentation only, and will have no effect on our financial condition, results of operations or cash flows.

        In September 2011, the FASB issued ASU 2011-08 on testing goodwill for impairment. Under the amendment, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect that adoption of this amendment will have a material impact on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

        The results for the three months ended September 30, 2011 include the consolidated results of ATL since the acquisition date of July 20, 2011.

	Three months ended September 30,		Change
Revenues	2011	2010	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$16,638	$13,249	$3,389	25.58%
Development and license revenue	308	127	181	142.52

        The increase in royalty revenue from 2010 to 2011 is due to higher Dacogen product sales by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the third quarters of 2011 and 2010 relate to worldwide Dacogen sales for the second quarters of 2011 and 2010, respectively.

        Development and license revenue relates to the recognition of upfront payments received in connection with collaboration agreements with GSK and the recognition of deferred revenue arising from the acquisition of ATL related to the collaboration with Janssen. The upfront payment received from GSK is being recognized ratably through October 2014. Deferred revenue related to the collaboration with Janssen is recognized as the Company performs development services over the period starting from July 20, 2011 through December 2011.

	Three months ended September 30,		Change
Operating expenses	2011	2010	Dollar	Percent
	(Dollars in thousands)
Research and development	$13,546	$7,161	$6,385	89.16%
General and administrative	5,095	2,354	2,741	116.44
Amortization of intangibles	1,485	—	1,485	—

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates and clinical trial costs related to amuvatinib and SGI-110, additional research and development costs of $5,080,000 relating to our UK operation since the acquisition of ATL on July 20, 2011, as well as severance costs of $779,000 relating to the exiting of our Pleasanton and Salt Lake City research facilities.

        The increase in general and administrative expenses relates primarily to higher stock based compensation expenses, additional $800,000 of costs related to our UK operation since the acquisition of ATL on July 20, 2011, and $981,000 of transaction costs related to the acquisition of ATL.

        Definite-lived intangible assets relating to the acquisition of ATL are being amortized over their estimated useful lives. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years.

	Three months ended September 30,		Change
Other income (expense)	2011	2010	Dollar	Percent
	(Dollars in thousands)
Interest income	$48	$44	$4	9.09%
Other income (expenses)	(291)	—	291	—
Income tax benefit (provision)	2,352	(13)	2,365	N/A

        The increase in interest income was due primarily to higher cash and marketable securities balances for the three months ended September 30, 2011 compared to the comparable period in 2010.

        Other income (expenses) for the three months ended September 30, 2011 includes foreign currency transaction losses of $424,000 incurred upon the payment of the cash purchase consideration to the ATL securityholders, partially offset by a decline of $133,000 in the value of the warrant liability assumed in the acquisition of ATL.

        The 2011 tax benefit relates to a foreign refundable UK research and development tax credit related to ATL and the recognition of a tax benefit associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL from July 20, 2011. The 2010 tax provision was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010:

        The results for the nine months ended September 30, 2011 include the consolidated results of ATL since the acquisition date of July 20, 2011.

	Nine months ended September 30,		Change
Revenues	2011	2010	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$45,148	$37,306	$7,842	21.02%
Development and license revenue	562	382	180	47.12

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

        Development and license revenue relates to the recognition of upfront payments received in connection with collaboration agreements with GSK and the recognition of deferred revenue arising from the acquisition of ATL related to the collaboration with Janssen. The upfront payment received from GSK is being recognized ratably through October 2014. Deferred revenue related to the collaboration with Janssen is recognized as the Company performs development services over the period starting from July 20, 2011 through December 2011.

	Nine months ended September 30,		Change
Operating expenses	2011	2010	Dollar	Percent
	(Dollars in thousands)
Research and development	$29,531	$21,867	$7,664	35.05%
General and administrative	12,246	7,121	5,125	71.97
Amortization of intangibles	1,485	—	1,485	—
Gain on sale of products	(700)	(700)	—	—

        The increase in research and development expenses was primarily due to higher contracted outside research and development services for our various drug candidates, clinical trial costs related to SGI-110, additional research and development costs of $5,080,000 relating to our UK operation since the acquisition of ATL on July 20, 2011, and severance costs of $779,000 relating to the exiting of our Pleasanton and Salt Lake City research facilities.

        The increase in general and administrative expenses relates primarily to higher stock based compensation expenses, an additional $800,000 of costs related to our UK operation since the acquisition of ATL on July 20, 2011, and transaction costs of $3,547,000 related to the acquisition of ATL.

        Definite-lived intangible assets relating to the acquisition of ATL are being amortized over their estimated useful lives. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years.

        The gains on sale of products relate to the receipt of $700,000 each year from Mayne/Hospira relating to the sale of the worldwide rights to Nipent during 2007.

	Nine months ended September 30,		Change
Other income (expense)	2011	2010	Dollar	Percent
	(Dollars in thousands)
Interest income	$153	$140	$13	9.29%
Other income (expenses)	(281)	—	281	—
Income tax benefit (provision)	2,302	(13)	2,315	N/A

        The increase in interest income was due primarily to higher cash and marketable securities balances for the nine months ended September 30, 2011 compared to the comparable period in 2010.

        Other income (expenses) for the nine months ended September 30, 2011 includes foreign currency transaction losses of $424,000 incurred upon the payment of the cash purchase consideration to the ATL securityholders, offset by a decline of $133,000 in the value of the warrant liability assumed in the acquisition of ATL and gains on sales of fixed assets.

        The 2011 tax benefit relates to a foreign refundable UK research and development tax credit related to ATL and the recognition of a tax benefit associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL from July 20, 2011. The 2010 tax provision was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $128.4 million at September 30, 2011 compared to $120.4 million at December 31, 2010.

        Net cash provided by operating activities was $11,026,000 for the nine months September 30, 2011, and consisted primarily of the net income of $5,322,000 plus stock based compensation expense of $2,313,000, depreciation of $1,005,000, decrease in accounts receivable of $2,998,000, and the release of our restricted cash of $2,134,000 due to the expiration of the underlying lease term and related collateral requirement, partially offset by the deduction of a $700,000 gain on sale of products that represents an investing activity, decrease in accounts payable and other liabilities of $1,335,000, decrease in deferred tax liability of $1,272,000, and an increase in income tax receivable of $954,000. Net cash provided by operating activities was $10,213,000 in the nine months ended September 30, 2010, and consisted primarily of net income of $9,527,000 plus depreciation of $943,000 and stock based compensation expense of $1,249,000, partially offset by decreases in accounts payable and other liabilities of $456,000, a decrease in deferred revenue of $382,000, and the deduction of the $700,000 gain on sale of products that represents an investing activity.

        Net cash provided by investing activities was $1,835,000 for the nine months ended September 30, 2011 and primarily consisted of $59,713,000 in proceeds from sales and maturities of marketable securities and $700,000 in proceeds from Hospira/Mayne representing gain on sale of products, partially offset by $57,717,000 for purchases of marketable securities, $269,000 in cash payments for the acquisition of ATL net of cash received, and $629,000 for purchases of property and equipment. Net cash used in investing activities was $5,238,000 for the nine months ended September 30, 2010, and consisted primarily of $118,428,000 for purchases of marketable securities, partially offset by $113,191,000 in proceeds from maturities of marketable securities.

        Net cash provided by financing activities was $251,000 and $225,000 in the nine months ended September 30, 2011 and 2010, respectively, and consisted in both periods of proceeds from the exercise of stock options.

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

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2010, we have $6.8 million in future contingent payments due to the former Montigen stockholders, which we would be contractually obligated to pay in shares of our common stock, but may pay partially in cash. In July 2011, at the closing of the ATL transaction, we paid approximately $24.9 million in cash and issued 32.4 million shares of Astex common stock to the securityholders of ATL. Deferred consideration will be paid in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the Transaction (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the Transaction (January 2013). We currently estimate that deferred consideration installments will be approximately $12.2 million, $5.9 million, $6.9 million and $2.1 million and will be due in January 2012, July 2012, January 2013 and July 2013, respectively. In addition, we assumed the property lease on a 36,389 square foot laboratory and administrative building in Cambridge, UK. The lease was executed in March 2003 for a 20 year term. The current rent is approximately $1.6 million per year. The annual rent is reviewed every five years and becomes the greater of the full open market rent for the premises at the time of the rent review or the base rent payable immediately prior to the rent review. The next rent review is on December 25, 2012.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Due to the short-term nature of our interest bearing assets, which consist primarily of certificates of deposit, United States corporate obligations, United States government and government agency obligations, and other short term liquid deposits in the UK, we believe that our exposure to interest rate market risk would not significantly affect our operations.

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

Foreign Currency Risk

        As a result of our acquisition of ATL, our operations in the UK enters into revenue arrangements and makes purchases in a number of overseas territories, and therefore has transactional currency exposures. Such exposures arise from transactions made in currencies other than the functional currency of British Pounds Sterling.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As of September 30, 2011, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)
Changes in internal control over financial reporting.

        As a result of our acquisition of ATL on July 20, 2011, our internal control over financial reporting subsequent to the date of acquisition includes certain additional internal controls related to ATL. Except for these additional controls, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ASTEX PHARMACEUTICALS, INC.
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

Risks Related to Our Financial Condition and Common Stock

Our revenues substantially come from royalties from the sale of Dacogen. If Dacogen does not continue to be commercially successful, our future revenues would be limited and our business would be harmed.

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

        Dacogen is approved for the treatment of MDS in the United States and 29 smaller countries globally, but is not yet approved in Europe or Japan. In July 2006, Eisai sublicensed Dacogen to Cilag, giving Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We received 50% of the $10 million upfront payment and, as a result of both the original agreement with Eisai and the sublicense with Cilag, may receive up to $17.5 million in future contingent payments upon achievement of global regulatory and sales targets. During 2010, Eisai completed a randomized Phase III clinical trial of Dacogen in elderly patients with AML and although the primary endpoint of the study was not met, Eisai filed a supplemental marketing application with the FDA in the second quarter of 2011. Cilag has also submitted a corresponding marketing application for Dacogen in Europe. However, if Dacogen is not approved for additional indications in the U.S. or is never approved in Europe or Japan, we will receive decreasing, and ultimately no, royalty payments from commercial sales by Cilag or Eisai for these territories and our future revenues and business will be significantly harmed.

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

Our collaborative relationships may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

        Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. Our agreements with GSK are an example of this strategy, providing for the joint development of compounds that we will discover and develop through a clinical proof of concept, followed by the option for the partnering company to take one or more of the jointly developed compounds and further develop, commercialize, and sell the resulting product worldwide. The agreement provides for milestone payments to be paid to us during the development process, but the majority of the payments will not occur unless and until GSK exercises its option to license one or more compounds from us. We will spend our own cash and other resources during the joint development process, and we cannot guarantee that any successful compounds will result from our joint development efforts. Further, even if we discover and develop one or more viable compounds, we cannot guarantee that GSK will exercise its option to license any such compounds from us. If GSK chooses not to exercise its license option, we may continue to develop the compounds on our own, but the post-option exercise developmental and sales milestone payments described in the agreement, plus additional royalty revenues, will never be realized. If our joint development program with GSK or other similar partners is not successful, and if we cannot earn revenue from collaborative arrangements such as this agreement, our future revenues and business will be harmed.

We have a history of operating losses and we may incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, royalty revenue, and product revenues primarily from sales of Nipent. The North American rights to Nipent were sold in August 2006 and we sold the remaining worldwide rights in April 2007. Our substantial research and development expenditures and limited revenues have resulted in significant net losses. We have incurred cumulative losses of $335.0 million from inception through September 30, 2011, and we have not generated sufficient revenues to support our business during that time. As a result of our acquisition of ATL, we expect to have modest operating losses over the next few years and, although we were profitable in the years ended December 31, 2009 and 2010, and anticipate being marginally profitable in 2011, we may never achieve sustained profitability.

        Whether we achieve sustained profitability depends primarily on the following factors:

  •
  successful sales of Dacogen in North America by Eisai;

  •
  obtaining regulatory approval in Europe and Asia and the successful commercialization of Dacogen outside of North America by Cilag;

  •
  limiting or preventing delays in production of Dacogen;

  •
  the success of our joint development programs with GSK and our other collaborative partners and whether our partners exercise their options to further develop and commercialize any of the compounds resulting from the respective joint development efforts;

  •
  our ability to discover and develop additional novel therapeutics that might advance through our internal clinical development infrastructure;

  •
  our ability to leverage the Pyramid drug development platform for commercially viable drugs;

  •
  our research and development efforts, including the timing and costs of clinical trials;

  •
  our ability to successfully integrate the ATL research and development and management teams;

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

There are inherent challenges and significant upfront costs that result from our increased reliance on the Pyramid drug discovery platform, and if we fail to overcome these challenges or incur development costs that do not result in meaningful commercial drug sales, our business will be negatively impacted.

        As a result of the business combination with ATL, we are integrating ATL's drug discovery platform, Pyramid, into our business. Pyramid is a fragment-chemistry based drug discovery platform used to identify and develop new medicines, primarily for the treatment of cancer and infectious diseases.

        Pyramid defines a process by which a range of high throughput biophysical and computational techniques are used to experimentally characterize the interactions of very low molecular weight compounds (fragments) with their target proteins. Although we believe there are many advantages of a fragment-based approach to drug discovery, there are significant technical challenges to overcome for the approach to be used effectively. The fundamental challenge is one of detection. Because fragments are so small, they have fewer interactions with target proteins than larger, more complex compounds. This means they will bind to their targets with very low affinity. Conventional screening systems based on bioassays are designed to detect binding that occurs at higher affinities than is typically observed with fragments. As such, fragments cannot be detected using conventional screening methods. As a result, a fundamental challenge in fragment-based drug discovery is the development of efficient screening systems that can detect the binding of fragments. The Pyramid drug discovery platform addresses limitations in conventional high throughput screening and other forms of fragment-based screening through technologically sophisticated equipment that requires significant capital investment and upkeep and highly-trained chemists and scientists to analyze resulting data. While we believe this approach will provide us with more meaningful leads in developing commercially viable drugs, it is a scientifically rigorous method that involves a significant investment of resources. If commercially viable drugs are not developed through this process, we will have invested significant resources without revenues to at least offset our costs, and our business will suffer.

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

We have announced an intention to contribute certain assets to our newly created Montigen subsidiary as part of a plan to spin off that business and allow it to operate independently. Our failure to successfully accomplish the spin off could cause us to incur significant accounting charges and, even if we successfully spin off the assets, we may never recoup the value of the assets as an investor in the new venture.

        As part of our increasing emphasis on implementing the Pyramid technology acquired from the business combination with ATL, we have determined to pursue a spin-off of certain of our assets into a newly created subsidiary, Montigen Pharmaceuticals, Inc. ("Montigen"). Following the creation of Montigen and our contribution of certain assets, including our CLIMB drug discovery platform, we currently plan to allow Montigen to operate independently, obtain additional assets and raise funds (including from us), after which we expect to be only a passive investor in Montigen. If we are unable to spin-off the Montigen business in a timely fashion, we may have to incur significant accounting charges. Even if we are successful in spinning-off the Montigen assets, the time and effort of doing so will be a distraction for our management and employees and we may never recoup the value of what we have invested in the underlying assets or what we have contributed to the new entity.

We may fail to realize some or all of the anticipated benefits of the recently-closed business combination with ATL, which may adversely affect the value of our common stock.

        The success of the integration of ATL will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining ATL into our operations. To realize these anticipated benefits and cost savings, we must successfully combine the acquired business with our legacy operations and integrate our respective operations, technologies and personnel, which is particularly challenging given the geographic and cultural differences between the personnel and facilities based in the UK and on the US west coast. If we are not able to achieve these objectives within the anticipated time frame or at all, the anticipated benefits and cost savings of the acquisition may not be realized fully or at all or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the overall integration of the businesses is a complex, time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our operations.

        It is possible that the integration process could result in the loss of key employees and other senior management, result in the disruption of our business or adversely affect our ability to maintain our research and development operations, or to otherwise achieve the anticipated benefits of the acquisition.

        Specifically, risks in integrating ATL into our operations in order to realize the anticipated benefits of the acquisition include, among other factors:

  •
  failure to effectively coordinate research and drug candidate development efforts to communicate our product capabilities and expected product roadmap;

  •
  failure to compete effectively against companies already serving the broader market opportunities expected to be available to us and our potential expanded drug offerings;

  •
  coordinating research and development activities to enhance the introduction of new drug development methodologies and drug discovery platforms acquired in the acquisition;

  •
  failure to successfully integrate and harmonize financial reporting and information technology systems of the two companies;

  •
  retaining ATL's relationships with pharmaceutical company partners;

  •
  integrating a senior management team as well as integrating members from both companies on the board of directors of Astex Pharmaceuticals;

  •
  coordinating operations across time zones and continents;

  •
  retaining and integrating key employees from ATL;

  •
  managing effectively the diversion of management's attention from business matters to integration issues;

  •
  combining research and development capabilities effectively and quickly;

  •
  integrating partnership efforts so that new partners acquired can easily do business with us;

  •
  transitioning all facilities to a common information technology environment; and

  •
  combining our business culture in the US with the business culture of UK-based ATL .

        In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the business acquired from ATL into our own, or to realize the anticipated benefits of the integration. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. An inability to realize the full extent of, or any of, the anticipated benefits of the acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock. Some examples of how we may not realize anticipated benefits include the risk of the following:

  •
  cost of development programs may be higher than forecasted;

  •
  forecasted contingent payments from collaborations may not be received as anticipated; and

  •
  exchange risk associated with any existing or anticipated cash denominated in another currency may reduce the expected value actually received when translated from British Pounds Sterling.

We have incurred and expect to continue to incur significant costs related to the acquisition of ATL.

        We expect to incur a number of non-recurring costs associated with combining the operations of ATL with our own business. The substantial majority of non-recurring expenses are comprised of costs related to the execution of the acquisition, facilities and systems consolidation costs and employment-related costs. We are also incurring fees and costs related to formulating integration plans. Additional unanticipated costs may be incurred in the integration of the businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental acquisition and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Sales by former ATL securityholders of shares of our common stock acquired in the acquisition could cause our stock price to decrease.

        The sale of shares of common stock that certain former ATL securityholders received in the acquisition is restricted by the terms of a lock-up agreement with us, but these shareholders were able to sell 25% of these shares two months after the closing date (September 20, 2011) with another 25% of the shares to be released every two months thereafter until all shares are fully tradable eight months after the closing date. The sale of a substantial number of shares of common stock by former ATL securityholders or by our other stockholders within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

Our stockholder base experienced dilution of their percentage ownership of our common stock.

        As a result of the acquisition of ATL, we issued new shares of common stock to certain former ATL securityholders, representing approximately 35% of the total outstanding voting power of all our stockholders following the closing. The issuance of these shares caused our stockholders at the time of the Transaction to experience immediate and significant dilution in their percentage ownership of our outstanding common stock. Moreover, our stockholders will experience additional dilution in the event that our Audit Committee determines to pay some or all of the $30 million in deferred consideration in the form of shares of our common stock. We also assumed certain outstanding options and warrants of ATL in the acquisition; if these options and warrants are exercised, our stockholders will suffer additional dilution.

As a result of the acquisition of ATL, certain former ATL securityholders hold over a third of our outstanding common stock, which could limit the influence of our other stockholders over the election of directors and other significant corporate actions or discourage third parties from proposing a change in our control.

        As of the closing of the acquisition, certain former ATL securityholders, as a group comprised of approximately 13 entities (counting any affiliated shareholders as one entity) who previously held preferred shares in ATL, own approximately 35% of the total outstanding shares of our common stock, and have designated four of the members serving on our nine-member board of directors. Accordingly, as a group, if the former ATL stockholders do not sell their shares received in the acquisition, they will be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the combined company or its assets. This potential concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the company. If any of the deferred consideration is paid in shares of our common stock, although the size of the group of former ATL securityholders holding our shares would increase (due to the distribution of deferred consideration shares to ordinary shareholders as well as preferred shareholders), the expanded group would hold an even greater percentage of the outstanding post-closing stock of Astex Pharmaceuticals, thereby exacerbating the risk of concentrated ownership.

        Furthermore, the ownership position of the former ATL securityholders could discourage a third party from proposing a change of control or other strategic transaction. As a result, our common stock could trade at prices that do not reflect a "control premium" to the same extent as do the stocks of similarly situated companies that do not have a group of stockholders with an ownership interest as large as the former ATL stockholders' collective ownership interest.

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

        We have a portfolio of cancer drugs in various stages of development. We are currently conducting clinical trials on our products AT13387, amuvatinib, SGI-110, AT7519, and AT9283. We also expect to commence other new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to undertake any additional clinical trials for our product candidates. If we are unable to complete our clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

        We actively pursue a policy of seeking patent protection when applicable for our proprietary products and technologies, whether they are developed in-house or acquired from third parties. We attempt to protect our intellectual property position by filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. To date, we have ownership of, or acquired licenses to, numerous patents covering various aspects of our proprietary drugs and technologies. In addition, we are prosecuting a number of patent applications for new drug candidates that we are actively developing at this time.

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

        Factors affecting competition in the pharmaceutical industry vary depending on the extent to which competitors are able to achieve an advantage based on superior differentiation of their products, greater institutional knowledge, or depth of resources. If we are able to establish and maintain a competitive advantage based on the ability of Pyramid to discover new drug candidates more effectively and against targets not accessible by many competitors, our advantage will likely depend primarily on the ability of our Pyramid technology to make accurate predictions about the effectiveness and safety of our drug candidates as well as our ability to effectively and rapidly develop investigational drugs.

        Extensive research and development efforts and rapid technological progress characterize the industry in which we compete. Although we believe that our proprietary drug discovery capabilities afford us a competitive advantage relative to other discovery and development companies competing in oncology, we expect competitive intensity in this pharmaceutical segment to continue and increase over time. Discoveries by others may render our drug discovery platforms and our current and potential products noncompetitive. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel at all our geographic locations, develop effective proprietary products, implement development plans, obtain patent protection and secure adequate capital resources.

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

Item 6.    Exhibits

Exhibit No.	Description of Document
10.1	Underlease Agreement between Astex Technology Limited and Trinity College (CSP) Limited dated March 20, 2003
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ASTEX PHARMACEUTICALS, INC.
Date:	November 9, 2011	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)