Form 10-Q
period 2012-03-31
Astex Pharmaceuticals, Inc
filed 2012-05-10
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 4, 2012 was 93,111,797.

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,684	$39,788
Marketable securities	87,780	86,444
Accounts receivable	598	5,189
Income tax receivable	4,394	2,963
Prepaid expenses and other current assets	2,129	2,186

Total current assets	129,585	136,570
Marketable securities, non-current	3,688	1,819
Property, plant and equipment, net	7,371	7,013
Goodwill	46,317	44,794
Other intangible assets, net	86,985	86,198
Other assets	554	554

Total assets	$274,500	$276,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,044	$7,529
Accrued compensation	5,122	5,324
Other accrued liabilities	619	613
Deferred acquisition consideration	10,056	17,353
Deferred tax liability	3,458	3,342
Deferred revenue	—	509

Total current liabilities	25,299	34,670
Warrant liability	188	187
Deferred acquisition consideration, non-current	9,045	11,624
Deferred tax liability, non-current	8,391	9,545
Deferred revenue, non-current	—	921

Total liabilities	42,923	56,947

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 93,104,676 and 93,049,938 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	93	93
Additional paid in capital	562,182	561,355
Accumulated other comprehensive loss	(168)	(6,677)
Accumulated deficit	(330,530)	(334,770)

Total stockholders' equity	231,577	220,001

Total liabilities and stockholders' equity	$274,500	$276,948

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Royalty revenue	$20,594	$16,971
Development and license revenue	1,430	127

Total revenues	22,024	17,098
Operating expenses:
Research and development	14,065	7,992
General and administrative	4,342	3,621
Amortization of intangibles	2,157	—

Total operating expenses	20,564	11,613

Income from operations	1,460	5,485
Interest income	41	49
Other income (expense)	(44)	—

Income before income taxes	1,457	5,534
Income tax benefit (provision)	2,783	(44)

Net income	$4,240	$5,490

Net income per common share:
Basic	$0.05	$0.09

Diluted	$0.04	$0.09

Weighted average shares outstanding:
Basic	93,072	60,364

Diluted	103,988	61,026

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$4,240	$5,490
Other comprehensive income:
Foreign currency translation adjustments	4,610	—
Net unrealized gain (loss) on available-for-sale securities	1,899	(571)

Comprehensive income	$10,749	$4,919

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income	$4,240	$5,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	444	286
Amortization of intangibles	2,157	—
Stock-based compensation expense	765	711
Change in valuation of deferred acquisition consideration	136	—
Changes in operating assets and liabilities:
Accounts receivable	4,763	—
Income tax receivable	(1,329)	40
Prepaid expenses and other assets	112	(99)
Restricted cash	—	2,134
Accounts payable and other accrued liabilities	(1,988)	1,614
Deferred tax liability	(1,484)	—
Deferred revenue	(1,430)	(127)

Net cash provided by operating activities	6,386	10,049

Investing activities:
Purchases of marketable securities	(63,510)	(31,014)
Sales and maturities of marketable securities	62,204	20,602
Purchases of property and equipment	(668)	(398)
Payment of deferred consideration relating to acquisition of Astex Therapeutics Limited	(10,012)	—

Net cash used in investing activities	(11,986)	(10,810)

Financing activities:
Proceeds from issuances of common stock	62	24

Net cash provided by financing activities	62	24

Effect of foreign exchange rate changes on cash and cash equivalents	434	—
Net decrease in cash and cash equivalents	(5,104)	(737)
Cash and cash equivalents at beginning of period	39,788	25,554

Cash and cash equivalents at end of period	$34,684	$24,817

Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the period	$—	$39

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Astex Pharmaceuticals, Inc. ("we," "Astex" or the "Company"), have been prepared in accordance with US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results include the results of Astex Therapeutics Limited ("ATL"), our wholly owned subsidiary based in the United Kingdom, since the acquisition date of July 20, 2011. The financial statements of ATL have been translated from their functional currency of British Pounds Sterling into US dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for operating results. Goodwill and intangible asset balances arising from the acquisition of ATL are also denominated in British Pounds Sterling and are translated into US dollars at period-end exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in other expense. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

        The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

        These unaudited financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        We recognized $765,000 and $711,000, respectively, in stock-based compensation expense for the three months ended March 31, 2012 and 2011. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award has been estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2012	2011
Risk-free interest rate	1.39%	2.59%
Dividend yield	—	—
Expected volatility	75.10%	57.76%
Expected life (in years)	6.54	6.23

        We compute expected volatility using a blend of historical volatility and implied volatility of our common stock based on the period of time corresponding to the expected life of the stock options. We do not rely exclusively on implied volatility because options on our stock with remaining terms of greater than one year are not regularly traded in the market. The expected life of stock options granted is based exclusively on historical data and represents the weighted average period of time that stock options granted are expected to be outstanding. The expected life is applied to one group as a whole as we do not expect substantially different exercise or post-vesting termination behavior among our employee and director population. The risk-free interest rate is based on the US Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable of vesting, expense is recorded over the estimated service period.

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 7.47% and 7.89% for the three month periods ended March 31, 2012 and 2011, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of March 31, 2012 and activity during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2012	14,366,623	$3.83
Granted	785,000	1.89
Exercised	(55,665)	1.13
Forfeited	(31,393)	3.35
Expired	(168,727)	3.90

Balance at March 31, 2012	14,895,838	$3.74	5.86	$2,136,654

Vested or expected to vest at March 31, 2012	14,290,907	$3.74	5.80	$2,096,215

Exercisable at March 31, 2012	10,082,478	$3.83	5.12	$1,601,368

        The weighted-average grant-date fair value of options granted during the three months ended March 31, 2012 was $1.28 per option. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2012 was $46,000 and the total amount of cash received from exercise of these options was $62,000.

        As of March 31, 2012, there was $4,185,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.62 years.

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES

        Cash and cash equivalents include bank demand deposits, certificates of deposit, investments in debt securities with maturities of three months or less when purchased, and an interest in money market funds which invest primarily in US government obligations. Investments in marketable securities consist of equity securities and corporate or government debt securities that have a readily ascertainable market value and are readily marketable. We report these investments at fair value. We designate all cash equivalents and marketable securities as available-for-sale, with unrealized gains and losses included as a component of equity.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2012
Money market funds	$1,437	$—	$—	$1,437
U.S. corporate debt securities	36,922	1	—	36,923
Debt securities issued by U.S. government and U.S. government agencies	72,461	6	(5)	72,462
Marketable equity securities	2,687	1,001	—	3,688

Total	$113,507	$1,008	$(5)	$114,510

At December 31, 2011
Money market funds	$4,469	$—	$—	$4,469
U.S. corporate debt securities	32,830	—	(1)	32,829
Debt securities issued by U.S. government and U.S. government agencies	72,901	14	(2)	72,913
Marketable equity securities	2,726	—	(907)	1,819

Total	$112,926	$14	$(910)	$112,030

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	March 31, 2012	December 31, 2011
Amounts included in cash and cash equivalents	$23,042	$23,767
Marketable securities, current	87,780	86,444
Marketable securities, non-current	3,688	1,819

Total	$114,510	$112,030

        At March 31, 2012, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three month periods ended March 31, 2012 and 2011, realized gains and losses calculated using the specific identification method were immaterial.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of March 31, 2012 and December 31, 2011, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

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

        As of March 31, 2012, we held $114,510,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our financial assets and liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2012
Financial assets carried at fair value:
Money market funds	$—	$1,437	—	$1,437
Commercial paper	—	35,503	—	35,503
Corporate notes	—	1,420		1,420
U.S. government and U.S government agency notes	—	72,462	—	72,462
Equity securities	3,688	—	—	3,688

Total	$3,688	$110,822	—	$114,510

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$19,101	$19,101
Warrant liability	—	—	188	188

Total	—	—	$19,289	$19,289

At December 31, 2011
Financial assets carried at fair value:
Money market funds	$—	$4,469	—	$4,469
Commercial paper	—	31,394	—	31,394
Corporate notes		1,435		1,435
U.S. government and U.S government agency notes	—	72,913	—	72,913
Equity securities	1,819	—	—	1,819

Total	$1,819	$110,211	—	$112,030

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$28,977	$28,977
Warrant liability	—	—	187	187

Total	—	—	$29,164	$29,164

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The following table provides reconciliations of financial liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Deferred Acquisition Consideration	Warrant Liability
Balances at December 31, 2011	$28,977	$187
First installment payment of deferred consideration	(10,012)	—
Change in fair value	136	1

Balances at March 31, 2012	$19,101	$188

        Significant inputs and assumptions used to estimate the fair values of the deferred acquisition consideration are discussed in Note 5. The change in fair value of the deferred acquisition consideration is included in general and administrative expenses on the accompanying statement of operations for the three months ended March 31, 2012.

        The fair value of warrants is estimated using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fair Value
	March 31, 2012	December 31, 2011
Risk-free interest rate	1.59%	1.32%
Dividend yield	—	—
Expected volatility	73.53%	69.18%
Expected life (in years)	5.50	5.75

        We compute expected volatility using historical volatility of our common stock based on the period of time corresponding to the expected life of the warrants. The expected life of the warrants is estimated to equal their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement that is commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. The change in fair value of the warrant liability is included in other income (expenses) on the accompanying statement of operations for the three months ended March 31, 2012.

NOTE 5. ACQUISITION OF ASTEX THERAPEUTICS LIMITED

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of ATL, a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. Pursuant to the acquisition, we paid approximately $24.9 million in cash and issued 32.4 million shares of Astex common stock (representing approximately 35% of the issued and outstanding stock of Astex as of the closing of the transaction after giving effect to the issuance of such shares) to the securityholders of ATL.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 5. ACQUISITION OF ASTEX THERAPEUTICS LIMITED (Continued)

        In addition, we agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. Deferred consideration is payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL has received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the Transaction (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the Transaction (January 2013). Deferred consideration is accounted for as a liability at fair value. We determine the fair value of the deferred consideration liability as the expected present value of future semi-annual installments, discounted at our incremental borrowing rate of five per cent. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration payments to be received. In February 2012, we paid the initial installment of deferred consideration in the amount of $10,012,000 in cash.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2011	$44,794
Impact of translation to current exchange rate	1,523

Balance at March 31, 2012	$46,317

        All of our intangible assets as of March 31, 2012 were recorded in connection with the acquisition of ATL in July 2011. Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are related to acquired developed technology and acquired rights in non-active collaboration agreements. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the finite lived intangible assets using the straight-line method, which approximates the pattern in which we expect to derive the benefits from the use of these assets. Intangible assets related to the developed technology are being amortized over seven years and the non-active collaboration agreements are being amortized over five years. The accumulated amortization of the developed technology and non-active collaboration agreements was $1,780,000 and $3,632,000, respectively, at March 31, 2012.

NOTE 7. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 7. LICENSE AGREEMENT WITH MGI PHARMA, INC./EISAI CORPORATION (Continued)

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

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai, due 45 days after the end of each calendar quarter, because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended March 31, 2012 and 2011, we recorded royalty revenue of $20,594,000 and $16,971,000, respectively.

NOTE 8. AGREEMENTS WITH GLAXOSMITHKLINE

        In October 2009, we entered into agreements with GlaxoSmithKline ("GSK") under which we were to collaborate with GSK over a period of five years to discover and develop specific epigenetic therapeutics. The initial total deferred revenue related to GSK of $2,545,000 was being recognized ratably over five years, the expected term of our substantive performance obligations under the collaboration.

        In January 2012, we entered into an Asset Transfer Agreement (the "Transfer Agreement") with GSK. Under the terms of the Transfer Agreement, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. We recognized the remaining balance of deferred revenue of $1,430,000 related to this agreement as development and license revenue in the quarter ended March 31, 2012.

NOTE 9. BASIC AND DILUTED NET INCOME PER SHARE

        Basic net income per share is calculated by dividing the net income by the weighted-average number of common shares outstanding for the period, without consideration of potential common shares. Diluted net income per share is computed by dividing the net income, as adjusted for the impact of assuming payment of deferred acquisition consideration in stock, by the weighted-average number of common shares outstanding for the period and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock as well deferred acquisition consideration that may be paid in stock are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 9. BASIC AND DILUTED NET INCOME PER SHARE (Continued)

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended, March 31,
	2012	2011
Weighted-average common shares outstanding used in calculation of basic earnings per share	93,072	60,364
Dilutive stock options	647	662
Shares potentially issuable as deferred acquisition consideration	10,269	—

Weighted-average common shares outstanding used in calculation of diluted earnings per share	103,988	61,206

Weighted-average outstanding stock options and warrants not included in diluted net income per share calculation as they had an antidilutive effect	12,113	8,708

        In the calculation of diluted earnings per share for the three months ended March 31, 2012, the numerator is comprised of the net income for the period plus approximately $136,000, representing the change in value of the deferred acquisition consideration payable for the period, which was recorded as general and administrative expenses, as the diluted calculation assumes the shares potentially issuable as deferred acquisition consideration would be outstanding from the date of the acquisition of ATL.

NOTE 10. INCOME TAXES

        We recorded a tax benefit of $2,783,000 for the three months ended March 31, 2012, compared to a tax provision of $44,000 for the three months ended March 31, 2011. The 2012 tax benefit was related to refundable UK research and development tax credits, which are included in income taxes receivable on the accompanying balance sheet, and benefits related to amortization of acquired intangibles related to our ATL acquisition that reduced our deferred tax liabilities. The 2011 provision was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

        Utilization of our net operating loss carryforwards are subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating losses before utilization. The Company's deferred tax assets have been adjusted for the expected limitation.

        We have no unrecognized tax benefits as of March 31, 2012. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. federal and state income taxes from 1997 forward due to net operating losses in tax years 1995 through 2009. We are subject to tax examinations in the UK from 2010 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to March 31, 2013.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2012

(Unaudited)

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04 relating to fair value measurements. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012. The adoption of this amendment did not have a material impact on our results of operations, cash flows, or financial position.

        In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

        In September 2011, the FASB issued ASU 2011-08 on testing goodwill for impairment. Under the amendment, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of this guidance is not expected to have a material impact on our results of operations, cash flows, and financial position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability; the percentage and amount of royalties we expect to earn on Dacogen sales under our agreement with Eisai; our forecasts regarding our operating expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: our ability to successfully integrate Astex Therapeutics Limited with our existing business; the commercial success of Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; our ability to exit research operations in Salt Lake City; our ability to establish and maintain collaborative relationships; competition; our ability to obtain funding; our ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of Astex Therapeutics Limited ("ATL"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. We agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company, no later than 30 months after the closing of the acquisition (January 2014), and made the first payment of $10 million in cash in February 2012.

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

        We currently receive development and license revenue from partnered programs and royalty revenues relating to sales of Dacogen® (decitabine) for Injection, a product approved by the FDA for the treatment of patients with MDS, which is licensed to Eisai Corporation. We are entitled to receive a royalty on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag Gmbh International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $17.5 million in future contingent payments dependent upon achievements for Dacogen globally. In the second half of 2012, the Company will learn the outcome of Cilag's submission to the European Medicines Agency ("EMA"), seeking approval for Dacogen in the elderly Acute Myeloid Leukemia ("AML") indication, which could result in receipt of $7.5 million of the contingent payments from Eisai.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $330.5 million through March 31, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the years ended December 31, 2011 and 2010, as a result of our acquisition of ATL we expect to have operating losses over the next few years and we may never achieve sustained profitability.

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

        Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2011 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

        As of March 31, 2012, there was $4.2 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.62 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the three month period ended March 31, 2012, we recorded royalty revenue of $20.6 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

        In January 2012, we entered into an Asset Transfer Agreement with GSK. Under the terms of the Transfer Agreement, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. We recognized the remaining balance of deferred revenue of $1,430,000 at December 31, 2011 related to this agreement as development and license revenue in the quarter ended March 31, 2012.

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

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other than temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other than temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of March 31, 2012, the gross unrealized losses on available for sale debt securities was approximately $5,000, and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. Currently we own 2,384,211 shares of AVI Bio Pharma, Inc. ("AVI") and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. As of March 31, 2012, the fair value of our investment in AVI was greater than our adjusted cost basis. However, decreases in the fair value of our securities may significantly impact our results of operations.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of March 31, 2012, and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04 relating to fair value measurements. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The amendment is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012. The adoption of this amendment did not have a material impact on our results of operations, cash flows, or financial position.

        In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012. The adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, and financial position.

        In September 2011, the FASB issued ASU 2011-08 on testing goodwill for impairment. Under the amendment, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of this guidance is not expected to have a material impact on our results of operations, cash flows, and financial position.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011:

        The results for the three months ended March 31, 2012 include the consolidated results of ATL since the acquisition date of July 20, 2011.

	Three months ended March 31,		Change
Revenues	2012	2011	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$20,594	$16,971	$3,623	21.35%
Development and license revenue	1,430	127	1,303	1,026

        The increase in royalty revenue from 2011 to 2012 is due to higher Dacogen product sales by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the first quarters of 2011 and 2012 relate to worldwide Dacogen sales for the fourth quarters of 2010 and 2011, respectively.

        Development and license revenue in 2011 related to the recognition of upfront payments received in connection with collaboration agreements with GSK. The upfront payment received was being recognized ratably over five years. In January 2012, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We recognized the remaining balance of deferred revenue of $1,430,000 related to this agreement as development and license revenue in the quarter ended March 31, 2012.

	Three months ended March 31,		Change
Operating expenses	2012	2011	Dollar	Percent
	(Dollars in thousands)
Research and development	$14,065	$7,992	$6,073	75.99%
General and administrative	4,342	3,621	721	19.91
Amortization of intangibles	2,157	—	2,157	—

        Operating results for the three months ended March 31, 2012 include the expenses related to ATL, our UK based subsidiary which was acquired on July 20, 2011. The increase in research and development expenses was primarily due to higher drug discovery, product development, and clinical trial programs costs associated with SGI-110, AT13387 and amuvatinib. We expect that research and development expenses for 2012 will continue to increase over the prior year reflecting the operational impact of the acquisition of ATL and increased clinical trial activity related to our various clinical trial programs.

        The increase in general and administrative expenses from 2011 to 2012 relates primarily to increased salaries and benefits, rent, and facility costs related costs at our UK based subsidiary acquired in July 2011.

        Amortization of intangibles relates to the intangible assets that were part of the acquisition of ATL in July 2011. Definite-lived intangible assets are being amortized over their estimated useful lives. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years.

	Three months ended March 31,		Change
Other income (expense)	2012	2011	Dollar	Percent
	(Dollars in thousands)
Interest income	$41	$49	$(8)	16.33%
Other income (expenses)	(44)	—	44	—
Income tax benefit (provision)	2,783	(44)	(2,827)	6,425

        The decline in interest income was due primarily to slightly lower cash and marketable securities balances for the three months ended March 31, 2012 compared to the comparable period in 2011.

        Other income (expenses) for the three months ended March 31, 2012 includes foreign currency transaction losses of $4,000 and $40,000 relating to the write-down of one of our marketable securities due to an other than temporary decline in value.

        The 2012 income tax benefit primarily includes a foreign refundable UK research and development tax credit related to ATL and the recognition of a tax benefit associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL on July 20, 2011. The 2011 tax provision was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $126.2 million at March 31, 2012 compared to $128.1 million at December 31, 2011.

        Net cash provided by operating activities was $6,386,000 for the three months March 31, 2012, and consisted primarily of the net income of $4,240,000 plus amortization of intangibles of $2,157,000, depreciation of $444,000, stock-based compensation expense of $765,000, and decrease in accounts receivable of $4,763,000, partially offset by the increase in income tax receivable of $1,329,000, decrease in accounts payable and other liabilities of $1,988,000, decrease in deferred tax liability of $1,484,000, and a decrease in deferred revenue of $1,430,000. Net cash provided by operating activities was $10,049,000 for the three months March 31, 2011, and consisted primarily of the net income of $5,490,000 plus stock-based compensation expense of $711,000, depreciation of $286,000, an increase in accounts payable and other liabilities of $1,614,000, and the release of our restricted cash of $2,134,000 due to the expiration of the underlying lease term and related collateral requirement.

        Net cash used in investing activities was $11,986,000 for the three months ended March 31, 2012 and consisted of $63,510,000 for purchases of marketable securities, $10,012,000 for the deferred consideration payment relating to the acquisition of ATL, and $668,000 for purchases of property and equipment, offset by $62,204,000 in proceeds from sales and maturities of marketable securities. Net cash used in investing activities was $10,810,000 for the three months ended March 31, 2011 and consisted of $31,014,000 for purchases of marketable securities and $398,000 for purchases of property and equipment, offset by $20,602,000 in proceeds from maturities of marketable securities.

        Net cash provided by financing activities was $62,000 and $24,000 in the three months ended March 31, 2012 and 2011, respectively, and consisted in both periods of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2013. However, we may decide, if necessary, to consider additional financing options, including the sale of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our annual report on Form 10-K for the year ended December 31, 2011, we have a $6.8 million future contingent payment due to the former Montigen stockholders, which we would be contractually obligated to pay in shares of our common stock, but may pay partially in cash. Related to our acquisition of ATL in July 2011, we agreed to pay total deferred consideration of $30.0 million, payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). We made the first payment of $10.0 million in early February 2012.

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

Foreign Currency Risk

        As a result of our acquisition of ATL, our operations in the UK enter into revenue arrangements and make purchases in a number of overseas territories, and therefore has transactional currency exposures. Such exposures arise from transactions made in currencies other than the functional currency of British Pounds Sterling.

Item 4.    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures.

        As of March 31, 2012, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in "Part I, Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        During 2010, Eisai completed a randomized Phase III clinical trial of Dacogen in elderly patients with AML and although the primary endpoint of the study was not met, Eisai filed a supplemental marketing application with the FDA. On March 6, 2012, the FDA declined to approve the application because the pre-specified analysis of the primary endpoint in the study did not demonstrate statistically significant superiority of Dacogen over the control arm. A separate Marketing Authorization Application was submitted to the European Medicines Agency in May 2011 by Janssen for Dacogen in the treatment of patients with AML. It is expected that the EMA will issue a decision on this application later in 2012. If Dacogen is not approved in Europe or Japan, we will not receive royalty payments from commercial sales by Cilag or Eisai for these territories and our future revenues and business will be significantly harmed.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, and royalty revenue on sales of Dacogen. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $330.5 million through March 31, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the years ended December 31, 2011 and 2010, as a result of our acquisition of ATL we expect to have operating losses over the next few years and we may never achieve sustained profitability.

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

We are pursuing the disposition of certain assets in connection with our Salt Lake City operation. In the event the assets are not sold or otherwise spun off, we may incur significant costs related to winding down the operation.

        As part of our increasing emphasis on implementing the discovery and research technology and capabilities acquired from the business combination with ATL, we are pursuing the disposal or spin-off of certain assets in connection with our Salt Lake City operation. If we are unable to dispose of or successfully spin-off these assets, we may have to incur significant accounting charges or other costs in connection with winding down this operation.

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

        The sale of shares of common stock that certain former ATL securityholders received in the acquisition were restricted by the terms of a lock-up agreement with us, but these shareholders were able to sell all shares eight months after the closing date, which date was March 20, 2012. The sale of a substantial number of shares of common stock by former ATL securityholders or by our other stockholders within a short period of time could cause our stock price to decrease, and make it more difficult for us to raise funds through future offerings of common stock.

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

        As of the closing of the acquisition, certain former ATL securityholders, as a group comprised of approximately 13 entities (counting any affiliated shareholders as one entity) who previously held preferred shares in ATL, owned approximately 35% of the total outstanding shares of our common stock, and have designated four of the members serving on our nine-member board of directors. Accordingly, as a group, if the former ATL stockholders do not sell their shares received in the acquisition, they will be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the combined company or its assets. This potential concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the company. If any of the deferred consideration that has not already been paid is paid in shares of our common stock, although the size of the group of former ATL securityholders holding our shares would increase (due to the distribution of deferred consideration shares to ordinary shareholders as well as preferred shareholders), the expanded group would hold an even greater percentage of the outstanding post-closing stock of Astex Pharmaceuticals, thereby exacerbating the risk of concentrated ownership.

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

        Currently we own 2.4 million shares of AVI and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. At March 31, 2012, our investment in AVI was trading at above its carrying value of $1.12 per share, but it is possible that we may record another other than temporary decline in value related to AVI in the future.

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our financial position and results of operations.

        Goodwill and other intangibles, most of which was recorded as a result of the acquisition of ATL, represent a significant portion of our assets. Goodwill and other intangible assets with indefinite lives are subject to impairment analysis at least on an annual basis. Additionally, goodwill and other intangible assets are subject to impairment analysis if events or changes in circumstances indicate that impairment may have occurred. Events giving rise to impairment of goodwill or other intangible assets are an inherent risk in the biotechnology industry and cannot be predicted. Impairment could also arise as a result of general economic or industry-wide conditions which could reduce the market price of our common stock and the fair value of the Company as a whole. As a result of the significance of goodwill and other intangible assets, our financial position and results of operations in future periods could be negatively impacted should impairment of our goodwill or other intangible assets occur.

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

ASTEX PHARMACEUTICALS, INC.
Date:	May 10, 2012	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)