Form 10-Q
period 2012-06-30
Astex Pharmaceuticals, Inc
filed 2012-08-09
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 3, 2012 was 93,286,470.

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,338	$39,788
Marketable securities	92,942	86,444
Accounts receivable	6,041	5,189
Income tax receivable	4,413	2,963
Prepaid expenses and other current assets	2,329	2,186

Total current assets	132,063	136,570
Marketable securities, non-current	1,518	1,819
Property, plant and equipment, net	6,870	7,013
Goodwill	45,256	44,794
Other intangible assets, net	83,045	86,198
Other assets	554	554

Total assets	$269,306	$276,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,113	$7,529
Accrued compensation	3,703	5,324
Other accrued liabilities	613	613
Deferred acquisition consideration	4,404	17,353
Deferred tax liability	3,377	3,342
Deferred revenue	—	509

Total current liabilities	19,210	34,670
Warrant liability	195	187
Deferred acquisition consideration, non-current	14,586	11,624
Deferred tax liability, non-current	6,915	9,545
Deferred revenue, non-current	—	921

Total liabilities	40,906	56,947

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 93,210,324 and 93,049,938 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	93	93
Additional paid in capital	563,151	561,355
Accumulated other comprehensive loss	(5,554)	(6,677)
Accumulated deficit	(329,290)	(334,770)

Total stockholders' equity	228,400	220,001

Total liabilities and stockholders' equity	$269,306	$276,948

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Royalty revenue	$14,441	$11,539	$35,035	$28,510
Development and license revenue	5,439	127	6,868	254

Total revenues	19,880	11,666	41,903	28,764
Operating expenses:
Research and development	15,394	7,992	29,458	15,985
General and administrative	3,650	3,532	7,992	7,152
Amortization of intangibles	1,941	—	4,098	—
Gain on sale of products	(700)	(700)	(700)	(700)

Total operating expenses	20,285	10,824	40,848	22,437

Income (loss) from operations	(405)	842	1,055	6,327
Interest income	45	57	87	106
Other income (expense)	(31)	10	(75)	10

Income (loss) before income taxes	(391)	909	1,067	6,443
Income tax benefit (provision)	1,630	(6)	4,413	(50)

Net income	$1,239	$903	$5,480	$6,393

Net income per common share:
Basic	$0.01	$0.01	$0.06	$0.11

Diluted	$0.01	$0.01	$0.05	$0.10

Weighted average shares outstanding:
Basic	93,135	60,399	93,103	60,382

Diluted	102,722	61,070	103,355	61,044

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$1,239	$903	$5,480	$6,393
Other comprehensive income:
Foreign currency translation gain (loss)	(3,250)	—	1,359	—
Net unrealized loss on available-for-sale securities	(2,136)	(1,024)	(236)	(1,596)

Comprehensive income (loss)	$(4,147)	$(121)	$6,603	$4,797

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	$5,480	$6,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	874	576
Amortization of intangibles	4,098	—
Gain on sale of property and equipment	—	(10)
Stock-based compensation expense	1,575	1,455
Change in valuation of deferred acquisition consideration	25	—
Recognition of gain on sale of products	(700)	(700)
Changes in operating assets and liabilities:
Accounts receivable	(800)	—
Income tax receivable	(1,419)	40
Prepaid expenses and other assets	(126)	(166)
Restricted cash	—	2,134
Accounts payable and other accrued liabilities	(2,166)	10
Deferred tax liability	(2,765)	—
Deferred revenue	(1,430)	(254)

Net cash provided by operating activities	2,646	9,478

Investing activities:
Purchases of marketable securities	(107,362)	(39,881)
Sales and maturities of marketable securities	100,929	34,514
Proceeds from sale of products	700	700
Purchases of property and equipment	(704)	(528)
Proceeds from sale of property and equipment	—	37
Payment of deferred consideration relating to acquisition of Astex Therapeutics Limited	(10,012)	—

Net cash used in investing activities	(16,449)	(5,158)

Financing activities:
Proceeds from issuances of common stock	221	154

Net cash provided by financing activities	221	154

Effect of foreign exchange rate changes on cash and cash equivalents	132	—
Net increase (decrease) in cash and cash equivalents	(13,450)	4,474
Cash and cash equivalents at beginning of period	39,788	25,554

Cash and cash equivalents at end of period	$26,338	$30,028

Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the period	$—	$39

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Astex Pharmaceuticals, Inc. ("we," "Astex" or the "Company"), have been prepared in accordance with US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results include the results of Astex Therapeutics Limited ("ATL"), our wholly owned subsidiary based in the United Kingdom, since the acquisition date of July 20, 2011. The financial statements of ATL have been translated from their functional currency of British Pounds Sterling into US dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for operating results. Goodwill and intangible asset balances arising from the acquisition of ATL are also denominated in British Pounds Sterling and are translated into US dollars at period-end exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in other expense. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three or six month periods ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

NOTE 2. STOCK-BASED COMPENSATION

        Stock Option Plans.    We have authorized 24,000,976 shares of common stock for issuance following the grant of incentive stock options or nonstatutory stock options to employees, directors, and consultants under our stock option plans. The number of shares to be purchased, their price, and the terms of payment are determined by our Board of Directors, provided that the exercise price for incentive stock options cannot be less than the fair market value on the date of grant. The options granted generally expire ten years after the date of grant and become exercisable at such times and under such conditions as determined by the Board of Directors (generally over a four or five year period). Options that have performance-based vesting criteria become exercisable in accordance with the milestones determined by the Board of Directors.

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2012 and is scheduled to end on November 14, 2012.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        We recognized $810,000 and $744,000, respectively, in stock-based compensation expense for the three months ended June 30, 2012 and 2011. We recognized $1,575,000 and $1,455,000, respectively, in stock-based compensation expense for the six months ended June 30, 2012 and 2011. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award has been estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	1.21%	2.17%	1.28%	2.37%
Dividend yield	—	—	—	—
Expected volatility	68.32%	58.59%	70.72%	58.18%
Expected life (in years)	6.12	5.24	6.27	5.73

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 7.47% and 7.89% for the six month periods ended June 30, 2012 and 2011, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of June 30, 2012 and activity during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2012	14,366,623	$3.83
Granted	2,220,670	1.83
Exercised	(127,332)	1.37
Forfeited	(125,664)	2.52
Expired	(314,886)	4.09

Balance at June 30, 2012	16,019,411	$3.57	5.95	$3,479,600

Vested or expected to vest at June 30, 2012	15,332,018	$3.58	5.89	$3,363,200

Exercisable at June 30, 2012	10,338,985	$3.76	5.06	$2,288,600

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2012 was $1.17 per option. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2012 was $78,000 and the total amount of cash received from exercise of these options was $174,000.

        As of June 30, 2012, there was $4,907,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.61 years.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2012
Money market funds	$1,051	$—	$—	$1,051
U.S. corporate debt securities	35,603	—	(7)	35,596
Debt securities issued by U.S. government and U.S. government agencies	78,550	2	(7)	78,545
Marketable equity securities	2,686	—	(1,168)	1,518

Total	$117,890	$2	$(1,182)	$116,710

At December 31, 2011
Money market funds	$4,469	$—	$—	$4,469
U.S. corporate debt securities	32,830	—	(1)	32,829
Debt securities issued by U.S. government and U.S. government agencies	72,901	14	(2)	72,913
Marketable equity securities	2,726	—	(907)	1,819

Total	$112,926	$14	$(910)	$112,030

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	June 30, 2012	December 31, 2011
Amounts included in cash and cash equivalents	$22,250	$23,767
Marketable securities, current	92,942	86,444
Marketable securities, non-current	1,518	1,819

Total	$116,710	$112,030

        At June 30, 2012, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three and six month periods ended June 30, 2012 and 2011, realized gains and losses calculated using the specific identification method were insignificant.

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

JUNE 30, 2012

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of June 30, 2012 and December 31, 2011, we held one such non-marketable security with a carrying amount of $500,000. This investment is included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. We believe this equity investment continues to be realizable.

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

        As of June 30, 2012, we held $116,710,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our financial assets and liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2012
Financial assets carried at fair value:
Money market funds	$—	$1,051	—	$1,051
Commercial paper	—	26,196	—	26,196
Corporate notes	—	9,400	—	9,400
U.S. government and U.S government agency notes	—	78,545	—	78,545
Equity securities	1,518	—	—	1,518

Total	$1,518	$115,192	—	$116,710

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$18,990	$18,990
Warrant liability	—	—	195	195

Total	—	—	$19,185	$19,185

At December 31, 2011
Financial assets carried at fair value:
Money market funds	$—	$4,469	—	$4,469
Commercial paper	—	31,394	—	31,394
Corporate notes	—	1,435	—	1,435
U.S. government and U.S government agency notes	—	72,913	—	72,913
Equity securities	1,819	—	—	1,819

Total	$1,819	$110,211	—	$112,030

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$28,977	$28,977
Warrant liability	—	—	187	187

Total	—	—	$29,164	$29,164

        The Company's debt securities consisting of money market funds, commercial paper, corporate notes, and U.S. government and U.S. government agency notes are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs from a variety of industry standard data providers, security master files from large financial institutions, and

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

other third-party sources, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry, and other economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the six months ended June 30, 2012 and 2011, respectively.

        The following table provides reconciliations of financial liabilities measured at fair value using significant unobservable inputs (Level 3)(in thousands):

	Deferred Acquisition Consideration	Warrant Liability
Balances at December 31, 2011	$28,977	$187
First installment payment of deferred consideration	(10,012)	—
Change in fair value	25	8

Balances at June 30, 2012	$18,990	$195

        Significant inputs and assumptions used to estimate the fair values of the deferred acquisition consideration are discussed in Note 5. The change in fair value of the deferred acquisition consideration is included in general and administrative expenses on the accompanying statement of operations for the six months ended June 30, 2012.

        The fair value of warrants is estimated using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fair Value
	June 30, 2012	December 31, 2011
Risk-free interest rate	1.25%	1.32%
Dividend yield	—	—
Expected volatility	66.07%	69.18%
Expected life (in years)	5.25	5.75

        We compute expected volatility using historical volatility of our common stock based on the period of time corresponding to the expected life of the warrants. The expected life of the warrants is estimated to equal their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement that is commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. The change in fair value of the warrant liability is included in other income (expense) on the accompanying statement of operations for the six months ended June 30, 2012.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

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

        In addition, we agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. Deferred consideration is payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL has received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the transaction (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the Transaction (January 2013). Deferred consideration is accounted for as a liability at fair value. We determine the fair value of the deferred consideration liability as the expected present value of future semi-annual installments, discounted at our incremental borrowing rate of five per cent. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration payments to be received. In February 2012, we paid the initial installment of deferred consideration in the amount of $10,012,000 in cash, and expect to pay the second installment of $2,260,000 in cash in August 2012.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2011	$44,794
Impact of translation to current exchange rate	462

Balance at June 30, 2012	$45,256

        All of our intangible assets as of June 30, 2012 were recorded in connection with the acquisition of ATL in July 2011. Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are related to acquired developed technology and acquired rights in non-active collaboration agreements. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the finite lived intangible assets using the straight-line method, which approximates the pattern in which we expect to derive the benefits from the use of these assets. Intangible assets related to the developed technology are being amortized over seven years and the non-active collaboration agreements are being amortized over five years. The accumulated amortization of the developed technology and non-active collaboration agreements was $2,419,000 and $4,934,000, respectively, at June 30, 2012.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

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

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai, due 45 days after the end of each calendar quarter, because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. During the three months ended June 30, 2012 and 2011, we recorded royalty revenue of $14,441,000 and $11,539,000, respectively. During the six months ended June 30, 2012 and 2011, we recorded royalty revenue of $35,035,000 and $28,510,000, respectively.

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

        In January 2012, we entered into an Asset Transfer Agreement (the "Transfer Agreement") with GSK. Under the terms of the Transfer Agreement, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and licensing rights to GSK. We have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. We recognized the remaining balance of deferred revenue of $1,430,000 related to this agreement as development and license revenue in the quarter ended March 31, 2012.

NOTE 9. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA

        In August 2006, we closed a transaction with Mayne Pharma (USA), Inc. ("Mayne"), pursuant to which Mayne acquired the North American rights to Nipent® and our SurfaceSafe® cleaning system. Mayne was acquired by Hospira, Inc. in February 2007. In April 2007, we closed another transaction with Mayne/Hospira completing the sale of the remaining worldwide rights for Nipent for total

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 9. ASSET ACQUISITION AGREEMENTS WITH MAYNE PHARMA/HOSPIRA (Continued)

consideration of up to $8.3 million. From the sale of the remaining worldwide rights we received an initial up-front payment of $3.75 million, and the balance of the purchase price was guaranteed and payable in five installments over a five year period on the anniversary dates of the closing date.

        Due to the Company's determination that the Nipent operations sold to Mayne/Hospira did not represent a separate component of our Company and our continuing involvement with the Nipent operations, resulting from entering into related agreements and the related additional obligations, we have reflected activities related to the Nipent and SurfaceSafe businesses in operating activities for all periods presented.

        During each of the six month periods ended June 30, 2012 and 2011, we received $700,000, representing the fourth and fifth installment payments from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. These amounts were recorded as gain on sale of products. No further payments are expected under this transaction in future periods.

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended, June 30,		Six months ended, June 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding used in calculation of basic earnings per share	93,135	60,399	93,103	60,382
Dilutive stock options	501	671	574	662
Shares potentially issuable as deferred acquisition consideration	9,086	—	9,678	—

Weighted-average common shares outstanding used in calculation of diluted earnings per share	102,722	61,070	103,355	61,044

Weighted-average outstanding stock options and warrants not included in diluted net income per share calculation as they had an antidilutive effect	14,147	9,068	13,450	8,960

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 10. BASIC AND DILUTED NET INCOME PER SHARE (Continued)

        In the calculation of diluted earnings per share for the three and six month periods ended June 30, 2012, the numerator is comprised of the net income for the period adjusted by the change in value of the deferred acquisition consideration payable for the period, as the diluted calculation assumes the shares potentially issuable as deferred acquisition consideration would be outstanding from the date of the acquisition of ATL. The change in deferred acquisition consideration, recorded in general and administrative expenses, was a credit of $111,000 and a charge of $25,000, respectively, for the three and six months ended June 30, 2012.

NOTE 11. INCOME TAXES

        We recorded a tax benefit of $4,413,000 for the six months ended June 30, 2012, compared to a tax provision of $50,000 for the six months ended June 30, 2011. The 2012 tax benefit was related to refundable UK research and development tax credits, which are included in income taxes receivable on the accompanying balance sheet, and benefits related to amortization of acquired intangibles related to our ATL acquisition that reduced our deferred tax liabilities. The 2011 provision was based on the Company's estimated effective tax rate for the year, taking into account the available net operating loss carryforwards and estimated research and development tax credits.

        Utilization of our net operating loss carryforwards are subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating losses before utilization. The Company's deferred tax assets have been adjusted for the expected limitation.

        We have no unrecognized tax benefits as of June 30, 2012. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. federal and state income taxes from 1997 forward due to net operating losses in tax years 1995 through 2009. We are subject to tax examinations in the UK from 2010 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to June 30, 2013.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

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

        In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2012

(Unaudited)

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability or losses; the percentage and amount of royalties we expect to earn on Dacogen sales under our agreement with Eisai; our forecasts regarding our operating expenses; our expectations about the timing of regulatory reviews; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: the commercial success of Dacogen; the approval by regulatory agencies of expanded applications for Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; our ability to launch and commercialize products; the stability of our stock price for purposes of measuring impairment of goodwill; our ability to establish and maintain collaborative relationships; competition; our ability to obtain funding; our ability to protect our intellectual property; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; and adverse changes in the specific markets for our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of Astex Therapeutics Limited ("ATL"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. We agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company, no later than 30 months after the closing of the acquisition (January 2014), and made the first payment of $10 million in cash in February 2012. We expect to pay the second installment of approximately $2.2 million in cash in August 2012.

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

        We currently receive development and license revenue from partnered programs and royalty revenues relating to sales of Dacogen® (decitabine) for Injection, a product approved by the FDA for the treatment of patients with myelodysplastic syndrome ("MDS"), which is licensed to Eisai Corporation. We are entitled to receive a royalty on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag Gmbh International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $17.5 million in future contingent payments dependent upon achievements for Dacogen globally. In July 2012, Cilag was notified that the Committee for Medical Products for Human Use ("CHMP") of the European Medicines Agency ("EMA") granted a positive opinion recommending approval of Dacogen in the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary acute myeloid leukemia ("AML"), who are not candidates for standard induction chemotherapy. The CHMP is the committee responsible for the scientific assessment of products seeking centralized marketing authorization throughout the European Union. The CHMP's positive opinion is now referred for approval to the European Commission. Cilag anticipates receiving the regulatory decision from the Commission in the end of the third quarter of 2012. Approval by the European Commission would trigger $5 million of the contingent payments from Eisai upon first commercial sale of Dacogen in the European Union ("EU").

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $329.3 million through June 30, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the years ended December 31, 2011 and 2010, as a result of our acquisition of ATL we expect to have operating losses over the next few years and we may never achieve sustained profitability.

        Ultimately, our ability to sustain profitability will depend upon a variety of factors, including regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, Eisai's success in selling Dacogen, the success of our various collaborative, research and license arrangements, the launch of new products and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. As a result, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        As of June 30, 2012, there was $4.9 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.61 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the six month period ended June 30, 2012, we recorded royalty revenue of $35.0 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

        In January 2012, we entered into an Asset Transfer Agreement with GSK. Under the terms of the Transfer Agreement, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. We recognized the remaining balance of deferred revenue of $1.4 million at December 31, 2011 related to this agreement as development and license revenue in the six months ended June 30, 2012.

        Revenues associated with substantive, at-risk milestones pursuant to ATL's collaborative agreements will be recognized upon achievement of the milestones through option exercise by the collaboration partner. We consider a milestone to be substantive at the inception of the arrangement if it is (a) commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, (b) it relates solely to past performance, and (c) it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in the collaboration agreement that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable, and collectibility is reasonably assured. In June 2012, Janssen Pharmaceutica NV received clearance to commence a Phase I clinical trial of a Fibroblast Growth Factor Receptor ("FGFR") kinase inhibitor from a collaborative, cancer drug discovery program with ATL. The regulatory approval required to take the compound into Phase I triggers a payment to us of £3.5 million (US$5.4 million). We are also eligible to receive further payments during clinical development and royalties on commercialization of products derived from the collaboration.

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

        In December 2011, we performed an annual goodwill impairment test. Since that time, there has been significant fluctuation in the quoted market prices of our common stock. Significant judgment is required to evaluate the fair value of the Company. We concluded, based on the changes in the market prices of the Company's common stock during this period and our assessment of the premium a market participant would be willing to pay to acquire control of the Company, that goodwill has not been impaired, as the fair value of the Company as a whole exceeded the carrying value of its net assets. We will continue to monitor the Company's market capitalization and other events and circumstances affecting its fair value, and will evaluate our goodwill for potential impairment in future periods. Should we conclude in a future period that the fair value of the Company as a whole is less than the carrying value of its net assets, it is likely that we will record a material charge for goodwill impairment, which could be as high as the entire goodwill amount.

  Impairment of Investments in Financial Instruments

        Investments in financial instruments are carried at fair value based on quoted market prices, with unrealized gains and losses included in accumulated other comprehensive income or loss in stockholders' equity. Our investment portfolio includes equity securities that could subject us to material equity market risk and corporate and U.S. government (or U.S. governmental agency) obligations that subject us to varying levels of credit risk. An other-than-temporary decline in fair value of a financial instrument will be subject to a write-down resulting in a charge against earnings. The determination of whether a decline in fair value is other-than-temporary requires significant judgment, and could have a material impact on our balance sheet and results of operations. Our management reviews the securities within our portfolio for other than temporary declines in value on a regular basis. As of June 30, 2012, the gross unrealized losses on available for sale debt securities was approximately $14,000, and such losses were not attributed to changes in credit risk. The prices of some of our marketable equity securities are subject to considerable volatility. We own 2,384,211 shares of AVI Bio Pharma, Inc. ("AVI"). During the year ended December 31, 2008 we recorded an other-than-temporary decline in value of $3.1 million related to this investment. As of June 30, 2012, the fair value of our investment in AVI was below our adjusted cost basis by $1.2 million. At this time, we consider the unrealized losses related to this investment to be temporary due to the short period of time the investment has been in an unrealized loss position and the volatility of the equity price of the investment. In July 2012, AVI changed its name to Sarepta Therapeutics, Inc. and effected a 1 for 6 reverse stock split.

        Investments in equity securities without readily determinable fair value are carried at cost. We periodically review those carried costs, amounting to $500,000 as of June 30, 2012, and evaluate whether an impairment has occurred. The determination of whether an impairment has occurred requires significant judgment, as each investment has unique market and development opportunities.

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

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011:

        Operating results for the three months ended June 30, 2012 include the consolidated results of ATL since the acquisition date of July 20, 2011.

	Three months ended June 30,		Change
Revenues	2012	2011	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$14,441	$11,539	$2,902	25.15%
Development and license revenue	5,439	127	5,312	4,183

        The increase in royalty revenue from 2011 to 2012 is due to higher Dacogen product sales by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the second quarters of 2011 and 2012 relate to worldwide Dacogen sales for the first quarters of 2011 and 2012, respectively.

        Development and license revenue in 2011 related to the recognition of upfront payments received in connection with collaboration agreements with GSK. The upfront payment received was being recognized ratably over five years. Development and license revenue in 2012 represents recognition of $5,439,000 relating to a collaboration agreement with Janssen Pharmaceutica NV, triggered upon clearance to commence a Phase I clinical trial of an FGFR kinase inhibitor.

	Three months ended June 30,		Change
Operating expenses	2012	2011	Dollar	Percent
	(Dollars in thousands)
Research and development	$15,394	$7,992	$7,402	92.62%
General and administrative	3,650	3,532	118	3.34
Amortization of intangibles	1,941	—	1,941	—
Gain on sale of products	(700)	(700)	—	—

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

	Three months ended June 30,		Change
Other income (expense)	2012	2011	Dollar	Percent
	(Dollars in thousands)
Interest income	$45	$57	$(12)	(21.05)%
Other income (expense)	(31)	10	(41)	(410)
Income tax benefit (provision)	1,630	(6)	1,636	27,267

        The decline in interest income was due primarily to slightly lower cash and marketable securities balances and interest rates for the three months ended June 30, 2012 compared to the comparable period in 2011.

        Other expense for the three months ended June 30, 2012 primarily represents foreign currency transaction losses, losses on disposition of property and equipment, and change in valuation of the warrant liability. Other income for the three months ended June 30, 2011 represents a gain on sale of property and equipment.

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

Six months ended June 30, 2012 compared to six months ended June 30, 2011:

        Operating results for the six months ended June 30, 2012 include the consolidated results of ATL since the acquisition date of July 20, 2011.

	Six months ended June 30,		Change
Revenues	2012	2011	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$35,035	$28,510	$6,525	22.89%
Development and license revenue	6,868	254	6,614	2,604

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

        Development and license revenue in 2011 related to the recognition of upfront payments received in connection with collaboration agreements with GSK. The upfront payment received was being recognized ratably over five years. In January 2012, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We recognized the remaining balance of deferred revenue of $1,430,000 related to this agreement as development and license revenue in the six months ended June 30, 2012. Development and license revenue in 2012 also includes recognition of $5,439,000 relating to a collaboration agreement with Janssen Pharmaceutica NV, triggered upon clearance to commence a Phase I clinical trial of an FGFR kinase inhibitor.

	Six months ended June 30,		Change
Operating expenses	2012	2011	Dollar	Percent
	(Dollars in thousands)
Research and development	$29,458	$15,985	$13,473	84.29%
General and administrative	7,992	7,152	840	11.74
Amortization of intangibles	4,098	—	4,098	—
Gain on sale of products	(700)	(700)	—	—

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

	Six months ended June 30,		Change
Other income (expense)	2012	2011	Dollar	Percent
	(Dollars in thousands)
Interest income	$87	$106	$(19)	(17.92)%
Other income (expense)	(75)	10	(85)	(850)
Income tax benefit (provision)	4,413	(50)	4,463	8,926

        The decline in interest income was due primarily to lower cash and marketable securities balances and interest rates for the six months ended June 30, 2012 compared to the comparable period in 2011.

        Other expense for the six months ended June 30, 2012 represents foreign currency transaction losses, losses on disposition of property and equipment, and change in valuation of the warrant liability. Other income for the six months ended June 30, 2011 represents a gain on sale of property and equipment.

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

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $120.8 million at June 30, 2012 compared to $128.1 million at December 31, 2011.

        Net cash provided by operating activities was $2,646,000 for the six months ended June 30, 2012, and consisted primarily of the net income of $5,480,000 plus amortization of intangibles of $4,098,000, stock-based compensation expense of $1,575,000, and depreciation of $874,000, partially offset by an increase in accounts receivable of $800,000, an increase in income tax receivable of $1,419,000, decreases in accounts payable and other accrued liabilities of $2,166,000, deferred tax liability of $2,765,000, and deferred revenue of $1,430,000, and the deduction of a $700,000 gain on sale of products that represents an investing activity. Net cash provided by operating activities was $9,478,000 for the six months June 30, 2011, and consisted primarily of the net income of $6,393,000 plus stock-based compensation expense of $1,455,000, depreciation of $576,000, and the release of our restricted cash of $2,134,000 due to the expiration of the underlying lease term and related collateral requirement, partially offset by the deduction of a $700,000 gain on sale of products that represents an investing activity.

        Net cash used in investing activities was $16,449,000 for the six months ended June 30, 2012 and consisted primarily of $107,362,000 for purchases of marketable securities and $10,012,000 for the deferred consideration payment relating to the acquisition of ATL, offset by $100,929,000 in proceeds from sales and maturities of marketable securities. Net cash used in investing activities was $5,158,000 for the six months ended June 30, 2011 and primarily consisted of $39,881,000 for purchases of marketable securities and $528,000 for purchases of property and equipment, partially offset by $34,514,000 in proceeds from sales and maturities of marketable securities.

        Net cash provided by financing activities was $221,000 and $154,000 in the six months ended June 30, 2012 and June 30, 2011, respectively, and consisted in both periods of proceeds from the exercise of stock options.

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

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011, we have a $6.8 million future contingent payment due to the former Montigen stockholders, which we would be contractually obligated to pay in shares of our common stock, but may pay partially in cash. Related to our acquisition of ATL in July 2011, we agreed to pay total deferred consideration of $30 million, payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). We made the first payment of $10.0 million in early February 2012, and expect to pay the second installment of $2.2 million in cash in August 2012.

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

        As of June 30, 2012, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        During 2010, Eisai completed a randomized Phase III clinical trial of Dacogen in elderly patients with AML and although the primary endpoint of the study was not met, Eisai filed a supplemental marketing application with the FDA. On March 6, 2012, the FDA declined to approve the application because the pre-specified analysis of the primary endpoint in the study did not demonstrate statistically significant superiority of Dacogen over the control arm. A separate Marketing Authorization Application was submitted to the European Medicines Agency in May 2011 by Cilag for Dacogen in the treatment of patients with AML. In July 2012, Cilag was notified that the CHMP of the EMA granted a positive opinion recommending approval of Dacogen in the treatment of adult patients (age 65 years and above) with AML who are not candidates for standard induction chemotherapy. The CHMP is the committee responsible for the scientific assessment of products seeking centralized marketing authorization throughout the European Union. The CHMP's positive opinion is now referred for approval to the European Commission. Cilag anticipates receiving the regulatory decision from the Commission in the end of the third quarter of 2012. If Dacogen is not approved in Europe or Japan, we will receive decreasing, and ultimately no, royalty payments from commercial sales by Cilag or Eisai for these territories and our future revenues and business will be significantly harmed.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, and royalty revenue on sales of Dacogen. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $329.3 million through June 30, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the years ended December 31, 2011 and 2010, as a result of our acquisition of ATL we expect to have operating losses over the next few years and we may never achieve sustained profitability.

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

        Pyramid defines a process by which a range of high throughput biophysical and computational techniques are used to experimentally characterize the interactions of very low molecular weight compounds (fragments) with their target proteins. Although we believe there are many advantages of a fragment-based approach to drug discovery, there are significant technical challenges to overcome for the approach to be used effectively. The fundamental challenge is one of detection. Because fragments are so small, they have fewer interactions with target proteins than larger, more complex compounds. This means the fragments will bind to their targets with very low affinity. Conventional screening systems based on bioassays are designed to detect binding that occurs at higher affinities than is typically observed with fragments. As such, fragments cannot be detected using conventional screening methods. As a result, a fundamental challenge in fragment-based drug discovery is the development of efficient screening systems that can detect the binding of fragments. The Pyramid drug discovery platform addresses limitations in conventional high throughput screening and other forms of fragment-based screening through technologically sophisticated equipment that requires significant capital investment and upkeep and highly-trained chemists and scientists to analyze resulting data. While we believe this approach will provide us with more meaningful leads in developing commercially viable drugs, it is a scientifically rigorous method that involves a significant investment of resources. If commercially viable drugs are not developed through this process, we will have invested significant resources without revenues to at least offset our costs, and our business will suffer.

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

        Currently we own 2.4 million shares of AVI and recorded an other-than-temporary decline in value of $3.1 million related to this investment during the year ended December 31, 2008. We evaluate investments with unrealized losses to determine if the losses are other than temporary. In making these determinations, we consider the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost, the length of time the investments have been in an unrealized loss position, and our ability and intent to hold the investments for a reasonable period of time sufficient for a recovery of fair value. At June 30, 2012, our investment in AVI was trading at above its carrying value of $1.12 per share, but it is possible that we may record another other-than-temporary decline in value related to AVI in the future. In July 2012, AVI changed its name to Sarepta Therapeutics, Inc. and effected a 1 for 6 reverse stock split.

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

        Many of our product candidates are in the development, rather than the clinical trial stage. However, we must significantly develop all of our product candidates before we can market them, or before they will become desirable for partnering or licensing. Although we believe that our preclinical and pilot clinical studies support further development of these product candidates, the results we have obtained to date do not necessarily indicate what results further testing would yield, including controlled human clinical testing. All of the product candidates that we are currently developing will require extensive clinical testing before we can submit any regulatory application for their commercial use.

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

        All of our product candidates will require the commitment of substantial resources and regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we or our licensing partners must demonstrate through substantial evidence and through clinical trials, that our product candidates are safe and effective for use in humans.

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

Changes in U.S. and foreign laws and regulations may delay product development and adversely affect our revenues and our operations

        We could become subject to new government laws and regulations, such as (i) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, our products, (ii) changes in intellectual property laws that make it more difficult for us to protect and enforce our proprietary rights, (iii) changes in GCP regulations and guidelines for products in clinical development that create more burdensome requirements and add costs to our operations. Changes in foreign regulations could also result in failure to secure regulatory approval of Dacogen in Europe or Japan and our future revenues from royalty payments from sales of Dacogen in those territories would decrease and ultimately cease. Any legal or regulatory changes could negatively affect our business, our operating results and the financial condition of our company.

If we are unable to comply with environmental laws and regulations, our business may be harmed.

        We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of biohazardous materials at some of our facilities. We believe our safety procedures for these materials comply with all applicable environmental laws and regulations, and we carry what we believe to be adequate insurance coverage for the size of our business. However, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. If an accident or environmental discharge occurs, we could be held liable for any resulting damages, which could exceed our insurance coverage and financial resources.

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

        We rely on third-party suppliers to provide us with numerous components used in our products under development. Relying on third-party suppliers makes us vulnerable to component failures and interruptions in supply, either of which could impair our ability to conduct clinical trials on a timely basis. Using third-party suppliers makes it difficult and sometimes impossible for us to maintain quality control, manage inventory and production schedules and control production costs. Vendor lead times to supply us with ordered components vary significantly and can exceed six months or more. We cannot be sure that our suppliers will furnish us with required components when we need them, either now or as we expand our need for manufacturing capacity. These factors could make it difficult for us to effectively and efficiently manufacture our products, and could adversely impact our clinical trials, product development and future sales of our products.

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

Our systems face certain risks, including cybersecurity and data leakage risks that could disrupt our operations and harm our operating results.

        We are increasingly dependent on information technology systems and infrastructure for the operation of our business. Any significant breakdown, invasion, destruction or interruption of these systems could negatively impact our operating results and financial condition. Data privacy breaches by employees and others who access our systems may pose a risk that sensitive data, such as our proprietary and confidential information, may be exposed to unauthorized persons or to the public. Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems.

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

ASTEX PHARMACEUTICALS, INC.
Date:	August 9, 2012	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)