Form 10-Q
period 2012-09-30
Astex Pharmaceuticals, Inc
filed 2012-11-09
CIK 919722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 1, 2012 was 93,495,334.

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,772	$39,788
Marketable securities	103,065	86,444
Accounts receivable	880	5,189
Income tax receivable	6,174	2,963
Prepaid expenses and other current assets	2,146	2,186

Total current assets	139,037	136,570
Marketable securities, non-current	31	1,819
Property, plant and equipment, net	5,911	7,013
Goodwill	46,822	44,794
Other intangible assets, net	76,547	86,198
Other assets	1,564	554

Total assets	$269,912	$276,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,723	$7,529
Accrued compensation	4,213	5,324
Other accrued liabilities	616	613
Deferred acquisition consideration	8,283	17,353
Deferred tax liability	3,496	3,342
Deferred revenue	—	509

Total current liabilities	24,331	34,670
Warrant liability	316	187
Deferred acquisition consideration, non-current	8,628	11,624
Deferred tax liability, non-current	4,152	9,545
Deferred revenue, non-current	—	921

Total liabilities	37,427	56,947

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 93,488,828 and 93,049,938 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	93	93
Additional paid in capital	564,421	561,355
Accumulated other comprehensive loss	(979)	(6,677)
Accumulated deficit	(331,050)	(334,770)

Total stockholders' equity	232,485	220,001

Total liabilities and stockholders' equity	$269,912	$276,948

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Royalty revenue	$16,995	$16,638	$52,030	$45,148
Development and license revenue	199	308	7,068	562

Total revenues	17,194	16,946	59,098	45,710
Operating expenses:
Research and development	13,633	13,546	43,092	29,531
General and administrative	4,188	5,095	12,180	12,246
Amortization of intangibles	1,938	1,485	6,036	1,485
Impairment of intangibles	7,402	—	7,402	—
Gains on disposition of assets and sale of products	(576)	—	(1,276)	(700)

Total operating expenses	26,585	20,126	67,434	42,562

Income (loss) from operations	(9,391)	(3,180)	(8,336)	3,148
Interest income	50	48	136	153
Gain on sale of investments and fixed assets	2,591	—	2,583	10
Other than temporary decline in value of investments	(485)	—	(524)	—
Other expense	(4)	(291)	(31)	(291)

Income (loss) before income taxes	(7,239)	(3,423)	(6,172)	3,020
Income tax benefit	5,479	2,352	9,892	2,302

Net income (loss)	$(1,760)	$(1,071)	$3,720	$5,322

Net income (loss) per common share:
Basic	$(0.02)	$(0.01)	$0.04	$0.08

Diluted	$(0.02)	$(0.01)	$0.04	$0.08

Weighted average shares outstanding:
Basic	93,316	86,116	93,175	69,054

Diluted	93,316	86,116	102,335	69,809

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(1,760)	$(1,071)	$3,720	$5,322
Other comprehensive income:
Foreign currency translation gain (loss)	3,415	(4,282)	4,775	(4,282)
Net unrealized gain (loss) on available-for-sale securities	1,159	(778)	923	(2,374)

Comprehensive income (loss)	$2,814	$(6,131)	$9,418	$(1,334)

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$3,720	$5,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,212	1,005
Amortization of intangibles	6,036	1,485
Impairment of intangibles	7,402	—
Gain on sale of investments and fixed assets	(2,583)	(10)
Stock-based compensation expense	2,460	2,313
Other than temporary decline in value of investments	524	—
Change in valuation of deferred acquisition consideration	206	327
Change in valuation of warrant liability	129	(133)
Recognition of gain on disposition of assets and sale of products	(1,276)	(700)
Changes in operating assets and liabilities:
Accounts receivable	4,539	2,998
Income tax receivable	(3,075)	(954)
Prepaid expenses and other assets	117	408
Restricted cash	—	2,134
Accounts payable and other accrued liabilities	(2,623)	(1,335)
Deferred tax liability	(5,771)	(1,272)
Deferred revenue	(1,430)	(562)

Net cash provided by operating activities	9,587	11,026

Investing activities:
Purchases of marketable securities	(132,329)	(57,717)
Sales and maturities of marketable securities	120,987	59,713
Proceeds from sale of products	700	700
Purchases of property and equipment	(872)	(629)
Proceeds from sale of property and equipment	—	37
Acquisition of Astex Therapeutics net assets, net of cash acquired	—	(269)
Payment of deferred consideration relating to acquisition of Astex Therapeutics Limited	(12,272)	—

Net cash provided by (used in) investing activities	(23,786)	1,835

Financing activities:
Proceeds from issuances of common stock	606	251

Net cash provided by financing activities	606	251

Effect of foreign exchange rate changes on cash and cash equivalents	577	(727)
Net increase (decrease) in cash and cash equivalents	(13,016)	12,385
Cash and cash equivalents at beginning of period	39,788	25,554

Cash and cash equivalents at end of period	$26,772	$37,939

Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets and intellectual property transferred in exchange for investment	$924	$—
Common stock issued in connection with Astex Therapeutics acquisition	—	95,119
Fair value of stock options assumed in connection with Astex Therapeutics acquisition	—	3,270
Fair value of warrants assumed in connection with Astex Therapeutics acquisition	—	301
Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the period	$—	$39

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Astex Pharmaceuticals, Inc. ("we," "Astex" or the "Company"), have been prepared in accordance with US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results include the results of Astex Therapeutics Limited ("ATL"), our wholly owned subsidiary based in the United Kingdom, since the acquisition date of July 20, 2011. The financial statements of ATL have been translated from their functional currency of British Pounds Sterling into US dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for operating results. Goodwill and intangible asset balances arising from the acquisition of ATL are also denominated in British Pounds Sterling and are translated into US dollars at period-end exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in other expense. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three or nine month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

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

        We recognized $885,000 and $858,000, respectively, in stock-based compensation expense for the three months ended September 30, 2012 and 2011. We recognized $2,460,000 and $2,313,000,

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

respectively, in stock-based compensation expense for the nine months ended September 30, 2012 and 2011. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award has been estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	1.21%	1.47%	1.27%	2.01%
Dividend yield	—	—	—	—
Expected volatility	63.14%	59.01%	70.44%	58.51%
Expected life (in years)	6.62	6.27	6.28	5.95

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 7.47% and 7.89% for the nine month periods ended September 30, 2012 and 2011, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of September 30, 2012 and activity during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2012	14,366,623	$3.83
Granted	2,305,170	1.85
Exercised	(415,081)	1.35
Forfeited	(251,949)	2.46
Expired	(507,237)	3.84

Balance at September 30, 2012	15,497,526	$3.62	5.84	$10,796,300

Vested or expected to vest at September 30, 2012	14,882,686	$3.62	5.80	$10,360,500

Exercisable at September 30, 2012	10,447,411	$3.78	5.14	$6,473,900

        The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2012 was $1.18 per option. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the nine months ended September 30, 2012 was $528,000 and the total amount of cash received from exercise of these options was $560,000.

        As of September 30, 2012, there was $4,303,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.51 years.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2012
Money market funds	$1,041	$—	$—	$1,041
U.S. corporate debt securities	34,666	2	—	34,668
Debt securities issued by U.S. government and U.S. government agencies	89,224	22	(1)	89,245
Marketable equity securities	16	15	—	31

Total	$124,947	$39	$(1)	$124,985

At December 31, 2011
Money market funds	$4,469	$—	$—	$4,469
U.S. corporate debt securities	32,830	—	(1)	32,829
Debt securities issued by U.S. government and U.S. government agencies	72,901	14	(2)	72,913
Marketable equity securities	2,726	—	(907)	1,819

Total	$112,926	$14	$(910)	$112,030

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	September 30, 2012	December 31, 2011
Amounts included in cash and cash equivalents	$21,889	$23,767
Marketable securities, current	103,065	86,444
Marketable securities, non-current	31	1,819

Total	$124,985	$112,030

        At September 30, 2012, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three and nine month periods ended September 30, 2012 and 2011, realized gains and losses calculated using the specific identification method were insignificant.

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

        As of December 31, 2011, we held 2,384,211 shares of AVI BioPharma, Inc. ("AVI") common stock. In July 2012, AVI changed its name to Sarepta Therapeutics, Inc. ("Sarepta") and effected a six

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

for one reverse stock split. In September 2012, we sold all of our shares of Sarepta for $5,384,000, resulting in a net gain on sale, after payment of broker commissions, of $2,606,000.

Equity Investments

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of December 31, 2011, we held one such non-marketable security with a carrying amount of $500,000, which has been included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. During the quarter ended September 30, 2012, based on the current financial status and information received from the issuer, we determined that the value of our investment was impaired, and recorded an other than temporary decline in value of $485,000.

        During the quarter ended September 30, 2012, we acquired an investment of 681,632 shares of Series A preferred stock, representing less than 20% ownership, of a privately held company valued at $2.20 per share, for a total investment of $1,500,000. This amount is included in other assets in the condensed consolidated balance sheets. In exchange for acquisition of these shares, we contributed fixed assets and other intellectual property from our Utah laboratory location with a net book value of $924,000, resulting in the recognition of a gain on disposition of assets of $576,000.

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

        As of September 30, 2012, we held $124,985,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

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

        The fair value measurements of our financial assets and liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2012
Financial assets carried at fair value:
Money market funds	$—	$1,041	—	$1,041
Commercial paper	—	26,747	—	26,747
Corporate notes	—	7,921	—	7,921
U.S. government and U.S government agency notes	—	89,245	—	89,245
Equity securities	31	—	—	31

Total	$31	$124,954	—	$124,985

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$16,911	$16,911
Warrant liability	—	—	316	316

Total	—	—	$17,227	$17,227

At December 31, 2011
Financial assets carried at fair value:
Money market funds	$—	$4,469	—	$4,469
Commercial paper	—	31,394	—	31,394
Corporate notes	—	1,435	—	1,435
U.S. government and U.S government agency notes	—	72,913	—	72,913
Equity securities	1,819	—	—	1,819

Total	$1,819	$110,211	—	$112,030

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$28,977	$28,977
Warrant liability	—	—	187	187

Total	—	—	$29,164	$29,164

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The Company's securities consisting of money market funds, commercial paper, corporate notes, and U.S. government and U.S. government agency notes are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry, and other economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the nine months ended September 30, 2012 and 2011, respectively.

        The following table provides reconciliations of financial liabilities measured at fair value using significant unobservable inputs (Level 3)(in thousands):

	Deferred Acquisition Consideration	Warrant Liability
Balances at December 31, 2011	$28,977	$187
Installments payment of deferred consideration	(12,272)	—
Change in fair value	206	129

Balances at September 30, 2012	$16,911	$316

        Significant inputs and assumptions used to estimate the fair values of the deferred acquisition consideration are discussed in Note 5. The change in fair value of the deferred acquisition consideration is included in general and administrative expenses on the accompanying statement of operations for the nine months ended September 30, 2012.

        The fair value of warrants is estimated using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fair Value
	September 30, 2012	December 31, 2011
Risk-free interest rate	1.21%	1.32%
Dividend yield	—	—
Expected volatility	63.48%	69.18%
Expected life (in years)	5.00	5.75

        We compute expected volatility using historical volatility of our common stock based on the period of time corresponding to the expected life of the warrants. The expected life of the warrants is estimated to equal their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement that is commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. The change in fair value of the warrant liability is included in other expense on the accompanying statement of operations for the nine months ended September 30, 2012.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

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

        In addition, we agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. Deferred consideration is payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL has received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). Deferred consideration is accounted for as a liability at fair value. We determine the fair value of the deferred consideration liability as the expected present value of future semi-annual installments, discounted at our incremental borrowing rate of five per cent. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration payments to be received. In February 2012, we paid the initial installment of deferred consideration in the amount of $10,012,000 in cash, and paid the second installment of $2,260,000 in cash in August 2012.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2011	$44,794
Impact of translation to current exchange rate	2,028

Balance at September 30, 2012	$46,822

        All of our intangible assets as of September 30, 2012 were recorded in connection with the acquisition of ATL in July 2011. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the finite lived intangible assets using the straight-line method, which approximates the pattern in which we expect to derive the benefits from the use of these assets. Intangible assets related to the developed technology are being amortized over seven years and the non-active collaboration agreements are being amortized over five years. The accumulated amortization of the developed technology and non-active collaboration agreements was $3,057,000 and $6,235,000, respectively, at September 30, 2012.

        Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are related to acquired developed technology and acquired rights in non-active collaboration agreements. During the quarter ended September 30, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recognition of an impairment charge of $7,402,000.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

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

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai, due 45 days after the end of each calendar quarter, because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. Details of Dacogen sales and related royalty revenues were as follows (dollars in thousands):

	Three months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase (Decrease)
	2012	2011	Dollar	Percent	2012	2011	Dollar	Percent
Net product sales:
North America	$55,751	$60,180	$(4,429)	(7.4)%	$168,837	$155,255	$13,582	8.7%
Rest of the world	15,255	10,689	4,566	42.7	41,749	31,861	9,888	31.0

Total	$71,006	$70,869	$137	0.2%	$210,586	$187,116	$23,470	12.5%

Royalty Revenue	$16,995	$16,638	$357	2.1%	$52,030	$45,148	$6,882	15.2%

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

        In January 2012, we entered into an Asset Transfer Agreement (the "Transfer Agreement") with GSK. Under the terms of the Transfer Agreement, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and licensing rights to GSK. We have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. We recognized the

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 8. AGREEMENTS WITH GLAXOSMITHKLINE (Continued)

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

        During each of the nine month periods ended September 30, 2012 and 2011, we received $700,000, representing the fourth and fifth installment payments from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. These amounts were recorded as gain on sale of products. No further payments are expected under this transaction in future periods.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 10. BASIC AND DILUTED NET INCOME PER SHARE (Continued)

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted-average common shares outstanding used in calculation of basic earnings per share	93,316	86,116	93,175	69,054
Dilutive stock options	—	—	878	755
Shares potentially issuable as deferred acquisition consideration	—	—	8,282	—

Weighted-average common shares outstanding used in calculation of diluted earnings per share	93,316	86,116	102,335	69,809

Weighted-average outstanding stock options and warrants not included in diluted net income per share calculation as they had an antidilutive effect	15,682	14,877	12,114	9,764

        In the calculation of diluted earnings per share for the nine month period ended September 30, 2012, the numerator is comprised of the net income for the period adjusted by the change in value of the deferred acquisition consideration payable for the period, as the diluted calculation assumes the shares potentially issuable as deferred acquisition consideration would be outstanding from the date of the acquisition of ATL. The change in deferred acquisition consideration, recorded in general and administrative expenses, was $206,000 for the nine months ended September 30, 2012.

NOTE 11. INCOME TAXES

        We recorded a tax benefit of $9,892,000 for the nine months ended September 30, 2012, compared to a tax benefit of $2,302,000 for the nine months ended September 30, 2011. The tax benefits are related to refundable UK research and development tax credits, which are included in income taxes receivable on the accompanying balance sheet, benefits related to amortization of acquired intangibles related to our ATL acquisition that reduced our deferred tax liabilities, and utilization of net operating loss carryforwards. The 2012 tax benefit also reflects the results of changes in UK tax rates.

        Utilization of our net operating loss carryforwards are subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating losses before utilization. The Company's deferred tax assets have been adjusted for the expected limitation.

        We have no unrecognized tax benefits as of September 30, 2012. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. federal and state income taxes from 1997 forward due to net operating losses in tax years 1995 through 2009. We are subject to tax examinations in the UK from 2010 forward. We do

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012

(Unaudited)

NOTE 11. INCOME TAXES (Continued)

not anticipate that our total unrecognized tax benefits will significantly change prior to September 30, 2013.

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

        In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective in 2013, but early adoption is permitted. Adoption of this standard will not have a material impact on our results of operations, cash flows, or financial position.

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

Overview

        We are a pharmaceutical company dedicated primarily to the discovery and development of novel small molecule therapeutics with a focus on oncology. We believe we are developing a proprietary pipeline of novel medicines for partnership with leading pharmaceutical companies. We believe we are a leader in the application of fragment-based drug discovery and development of small-molecule therapeutics. Fragment-based drug discovery is considered by many in our sector to be one of the most important advances in discovery chemistry in the last 20 years.

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of Astex Therapeutics Limited ("ATL"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. We agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company, no later than 30 months after the closing of the acquisition (January 2014). We made the first payment of $10 million in cash in February 2012 and paid the second installment of $2.2 million in cash in August 2012.

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

        We currently receive development and license revenue from partnered programs and royalty revenues relating to sales of Dacogen® (decitabine) for Injection, a product approved by the FDA for the treatment of patients with myelodysplastic syndrome ("MDS"), which is licensed to Eisai. We are entitled to receive a royalty on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag Gmbh International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $17.5 million in future contingent payments dependent upon achievements for Dacogen globally. In September 2012, the European Commission approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary Acute Myeloid Leukemia ("AML"), according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. Dacogen was also granted a 10-year Orphan Drug designation in Europe for the treatment of elderly AML. In early October 2012, we received a $5 million payment from Eisai for the first commercial sale of Dacogen in the EU, which will be reflected as revenue during the fourth quarter of 2012.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $331.1 million through September 30, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the years ended December 31, 2011 and 2010, as a result of our acquisition of ATL we expect to have operating losses over the next few years and we may never achieve sustained profitability.

        Ultimately, our ability to sustain profitability will depend upon a variety of factors, including seeking and receiving regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, Eisai's success in selling Dacogen, the success of our various collaborative, research and license arrangements, the launch of new products and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive and do not support further development or approval, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. As a result, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        As of September 30, 2012, there was $4.3 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.51 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the nine month period ended September 30, 2012, we recorded royalty revenue of $52.0 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

        In January 2012, we entered into an Asset Transfer Agreement with GSK. Under the terms of the Transfer Agreement, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. We recognized the remaining balance of deferred revenue of $1.4 million at December 31, 2011 related to this agreement as development and license revenue in the nine months ended September 30, 2012.

        Revenues associated with substantive, at-risk milestones pursuant to ATL's collaborative agreements will be recognized upon achievement of the milestones through option exercise by the collaboration partner. We consider a milestone to be substantive at the inception of the arrangement if it is (a) commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, (b) it relates solely to past performance, and (c) it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in the collaboration agreement that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable, and collectibility is reasonably assured. In June 2012, Janssen Pharmaceutica NV received clearance to commence a Phase I clinical trial of a Fibroblast Growth Factor Receptor ("FGFR") kinase inhibitor from a collaborative, cancer drug discovery program with ATL. The regulatory clearance required to take the compound into Phase I triggered a payment to us of £3.5 million (US$5.4 million). We are also eligible to receive further payments during clinical development and royalties on commercialization of products derived from the collaboration.

  Intangible Assets and Goodwill

        The fair value of the identified intangible assets recorded in the acquisition of ATL was estimated by using income or cost replacement approaches. The acquisition of ATL also created goodwill as the purchase price exceeded the fair value of the identifiable assets acquired net of the liabilities assumed. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years, the estimated useful lives of the assets. The in-process research and development and trademark intangibles, as well as the goodwill, are deemed to have indefinite lives. The indefinite lived intangible assets will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) until the completion or abandonment of the associated research and development efforts. During the quarter ended September 30, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recording of an impairment charge of $7.4 million.

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

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of December 31, 2011, we held one such non-marketable security with a carrying amount of $500,000, which has been included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. During the quarter ended September 30, 2012, based on the current financial status and information received from the issuer, we determined that the value of our investment was impaired, and recorded an other than temporary decline in value of $485,000.

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

        In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective in 2013, but early adoption is permitted. Adoption of this standard will not have a material impact on our results of operations, cash flows, or financial position.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011:

        Operating results for the three months ended September 30, 2011 include the consolidated results of ATL since the acquisition date of July 20, 2011.

	Three months ended September 30,		Change
Revenues	2012	2011	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$16,995	$16,638	$357	2.15%
Development and license revenue	199	308	(109)	(35.39)

        The increase in royalty revenue from 2011 to 2012 is due to higher Dacogen product sales as reported by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the third quarters of 2011 and 2012 relate to worldwide Dacogen sales for the second quarters of 2011 and 2012, respectively.

        Development and license revenue in 2011 related to the recognition of upfront payments received in connection with collaboration agreements with GSK. The upfront payment received was being recognized ratably over five years. Development and license revenue in 2012 represents recognition of revenue from a collaboration agreement relating to achievement of a defined patient enrollment threshold.

	Three months ended September 30,		Change
Operating expenses	2012	2011	Dollar	Percent
	(Dollars in thousands)
Research and development	$13,633	$13,546	$87	0.64%
General and administrative	4,188	5,095	(907)	(17.80)
Amortization of intangibles	1,938	1,485	453	30.51
Impairment of intangibles	7,402	—	7,402	—
Gain on disposition of assets and sale of products	(576)	—	(576)	—

        The increase in research and development expenses was primarily due to higher drug discovery, product development, and clinical trial programs costs associated with SGI-110 and AT13387, offset by declines in costs due to the closure of our Pleasanton and Utah laboratories. We expect that research and development expenses for 2012 will continue to increase over the prior year reflecting the operational impact of the acquisition of ATL and increased clinical trial activity related to our various clinical trial programs.

        The decline in general and administrative expenses from 2011 to 2012 relates primarily to transaction costs recorded in 2011 related to the acquisition of ATL in July 2011.

        Amortization of intangibles relates to the intangible assets that were part of the acquisition of ATL in July 2011. Definite-lived intangible assets are being amortized over their estimated useful lives. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years.

        Our indefinite lived intangible assets are not amortized but instead are tested for impairment at least annually (or more frequently if certain indicators are present) until the completion or abandonment of the associated research and development efforts. During the quarter ended September 30, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recording of an impairment charge of $7,402,000.

        During the three months ended September 30, 2012 we acquired an investment of 681,632 shares of Series A preferred stock, representing less than 20% ownership, of a privately held company valued at $2.20 per share, for a total investment of $1,500,000. In exchange for acquisition of these shares, we contributed fixed assets and other intellectual property from our Utah laboratory location with a net book value of $924,000, resulting in the recording of a gain on disposition of assets of $576,000.

	Three months ended September 30,		Change
Other income (expense)	2012	2011	Dollar	Percent
	(Dollars in thousands)
Interest income	$50	$48	$2	4.17%
Gain on sale of investments and fixed assets	2,591	—	2,591	—
Other than temporary decline in value of investments	(485)	—	(485)	—
Other expense	(4)	(291)	287	(98.63)
Income tax benefit	5,479	2,352	3,127	132.95

        Gain on sale of investments and fixed assets primarily represents the net gain on sale of our shares of Sarepta Therapeutics, Inc. (formerly AVI BioPharma, Inc.).

        Other than temporary decline in value of investments relates to the write down in value of our equity investment in a privately held company. This investment had been carried at cost and we periodically reviewed the investment and evaluated whether an impairment in value had occurred. During the quarter ended September 30, 2012, based on the current financial status and information received from the issuer, we determined that the value of our investment was impaired, and recorded an other than temporary decline in value of $485,000.

        Other expense for the three months ended September 30, 2012 represents foreign currency transaction gains of $117,000, offset by change in warrant valuation of $121,000. Other income (expense) for the three months ended September 30, 2011 includes foreign currency transaction losses of $424,000 incurred upon the payment of the cash purchase consideration to the ATL securityholders, partially offset by a decline of $133,000 in the value of the warrant liability assumed in the acquisition of ATL.

        The 2012 and 2011 income tax benefits primarily relate to refundable UK research and development tax credits related to ATL and the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL. The 2012 tax benefit also reflects the results of changes in UK tax rates.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011:

        Operating results for the nine months ended September 30, 2011 include the consolidated results of ATL since the acquisition date of July 20, 2011.

	Nine months ended September 30,		Change
Revenues	2012	2011	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$52,030	$45,148	$6,882	15.24%
Development and license revenue	7,068	562	6,506	1,158

        The increase in royalty revenue from 2011 to 2012 is due to higher Dacogen product sales as reported by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai.

        Development and license revenue in 2011 related to the recognition of upfront payments received in connection with collaboration agreements with GSK. The upfront payment received was being recognized ratably over five years. In January 2012, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We recognized the remaining balance of deferred revenue of $1,430,000 related to this agreement as development and license revenue in the nine months ended September 30, 2012. Development and license revenue in 2012 also includes recognition of $5,439,000 relating to a collaboration agreement with Janssen Pharmaceutica NV, triggered upon clearance to commence a Phase I clinical trial of an FGFR kinase inhibitor, and recognition of $199,000 in revenue from a collaboration agreement relating to achievement of a defined patient enrollment threshold.

	Nine months ended September 30,		Change
Operating expenses	2012	2011	Dollar	Percent
	(Dollars in thousands)
Research and development	$43,092	$29,531	$20,067	67.95%
General and administrative	12,180	12,246	(66)	(0.54)
Amortization of intangibles	6,036	1,485	4,551	306.46
Impairment of intangibles	7,402	—	7,402	—
Gain on disposition of assets and sale of products	(1,276)	(700)	576	82.29

        The increase in research and development expenses was primarily due to higher drug discovery, product development, and clinical trial programs costs associated with SGI-110 and AT13387, offset by declines in costs due to the closure of our Pleasanton and Utah laboratories. We expect that research and development expenses for 2012 will continue to increase over the prior year reflecting the operational impact of the acquisition of ATL on July 20, 2011, and increased clinical trial activity related to our various clinical trial programs.

        The decline in general and administrative expenses from 2011 to 2012 relates primarily to increased salaries and benefits, rent, and facility costs related costs at our UK based subsidiary acquired in July 2011, offset by declines in acquisition related costs incurred in 2011.

        Amortization of intangibles relates to the intangible assets that were part of the acquisition of ATL in July 2011. Definite-lived intangible assets are being amortized over their estimated useful lives. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years.

        Our indefinite lived intangible assets are not amortized but instead are tested for impairment at least annually (or more frequently if certain indicators are present) until the completion or abandonment of the associated research and development efforts. During the nine months ended September 30, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recording of an impairment charge of $7,402,000.

        During the nine months ended September 30, 2012 we acquired an investment of 681,632 shares of Series A preferred stock, representing less than 20% ownership, of a privately held company valued at $2.20 per share, for a total investment of $1,500,000. In exchange for acquisition of these shares, we contributed fixed assets and other intellectual property from our Utah laboratory location with a net book value of $924,000, resulting in the recording of a gain on disposition of assets of $576,000. The remaining gain on sale for the nine months ended September 30, 2012 relates to the receipt of $700,000 from Mayne/Hospira relating to the sale of the worldwide rights to Nipent during 2007, and the same amount was received in the nine months ended September 30, 2011. No further payments from this transaction are anticipated in the future.

	Nine months ended September 30,		Change
Other income (expense)	2012	2011	Dollar	Percent
	(Dollars in thousands)
Interest income	$136	$153	$(17)	(11.11)%
Gain on sale of investments and fixed assets	2,583	10	2,573	25,730
Other than temporary decline in value of investments	(524)	—	524	—
Other expense	(31)	(291)	(260)	(89.35)
Income tax benefit	9,892	2,302	7,590	329.71

        Gain on sale of investments and fixed assets primarily represents the net gain on sale of our shares of Sarepta Therapeutics, Inc. (formerly AVI BioPharma, Inc.).

        Other than temporary decline in value of investments relates primarily to the write down in value of our equity investment in a privately held company. This investment had been carried at cost and we periodically reviewed the investment and evaluated whether an impairment in value had occurred. During the quarter ended September 30, 2012, based on the current financial status and information received from the issuer, we determined that the value of our investment was impaired, and recorded an other than temporary decline in value of $485,000.

        Other expense for the nine months ended September 30, 2012 represents increases in the value of our warrant liability of $129,000, offset by foreign currency transaction gains of $96,000. Other income (expenses) for the nine months ended September 30, 2011 includes foreign currency transaction losses of $424,000 incurred upon the payment of the cash purchase consideration to the ATL securityholders, offset by a decline of $133,000 in the value of the warrant liability assumed in the acquisition of ATL.

        The 2012 and 2011 income tax benefits primarily include foreign refundable UK research and development tax credits related to ATL and the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL on July 20, 2011. The 2012 tax benefit also reflects the results of changes in UK tax rates.

Liquidity and Capital Resources

        Our cash, cash equivalents, and marketable securities totaled $129.9 million at September 30, 2012 compared to $128.1 million at December 31, 2011.

        Net cash provided by operating activities was $9,587,000 for the nine months ended September 30, 2012, and consisted primarily of the net income of $3,720,000 plus amortization of intangibles of $6,036,000, impairment of intangibles of $7,402,000, stock-based compensation expense of $2,460,000, depreciation of $1,212,000, and decrease in accounts receivable of $4,539,000, partially offset by an increase in income tax receivable of $3,075,000, decreases in accounts payable and other accrued liabilities of $2,623,000, deferred tax liability of $5,771,000, deferred revenue of $1,430,000, gain on disposition of assets of $576,000, and the deductions of $700,000 gain on sale of products and $2,606,000 gain on sale of investments that represent investing activities. Net cash provided by operating activities was $11,026,000 for the nine months ended September 30, 2011, and consisted primarily of the net income of $5,322,000 plus stock based compensation expense of $2,313,000, depreciation of $1,005,000, amortization of intangibles of $1,485,000, decrease in accounts receivable of $2,998,000, and the release of our restricted cash of $2,134,000 due to the expiration of the underlying lease term and related collateral requirement, partially offset by the deduction of a $700,000 gain on sale of products that represents an investing activity, decrease in accounts payable and other liabilities of $1,335,000, decrease in deferred tax liability of $1,272,000, and an increase in income tax receivable of $954,000.

        Net cash used in investing activities was $23,786,000 for the nine months ended September 30, 2012 and consisted primarily of $132,329,000 for purchases of marketable securities and $12,272,000 for the deferred consideration payments relating to the acquisition of ATL, offset by $120,987,000 in proceeds from sales and maturities of marketable securities and investments. Net cash provided by investing activities was $1,835,000 for the nine months ended September 30, 2011 and primarily consisted of $59,713,000 in proceeds from sales and maturities of marketable securities and $700,000 in proceeds from Hospira/Mayne representing gain on sale of products, partially offset by $57,717,000 for purchases of marketable securities, $269,000 in cash payments for the acquisition of ATL net of cash received, and $629,000 for purchases of property and equipment.

        Net cash provided by financing activities was $606,000 and $251,000 in the nine months ended September 30, 2012 and September 30, 2011, respectively, and consisted in both periods of proceeds from the exercise of stock options.

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

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011, we have a $6.8 million future contingent payment due to the former Montigen stockholders, which we would be contractually obligated to pay in shares of our common stock, but may pay partially in cash. Related to our acquisition of ATL in July 2011, we agreed to pay total deferred consideration of $30 million, payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). We made the first payment of $10.0 million in early February 2012, and paid the second installment of $2.2 million in cash in August 2012.

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

        Our investment policy is to manage our marketable debt securities portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio. Our marketable debt securities portfolio is primarily invested in securities with maturities of under one year and a minimum investment grade rating of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's to minimize credit risk. Although changes in interest rates may affect the fair value of the marketable debt securities portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were to be sold prior to maturity.

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

        As of September 30, 2012, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Dacogen is approved in the United States and has been granted Orphan Drug exclusivity by the FDA through May 2013, with potential extension to November 2013 with additional regulatory filings by Eisai. Once the Orphan Drug exclusivity period ends, Dacogen may be susceptible to generic competition by other pharmaceutical companies. Generic market entry typically causes sales of the trade name drug to decline rapidly. If Eisai's sales of Dacogen decrease, our royalty revenue will decrease commensurately, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from Eisai is our primary source of revenue, and we are dependent on Dacogen royalty revenue to fund our operations. In the event of a meaningful generic market entry or a reduction of resources for sales of Dacogen, our revenues could decrease significantly and rapidly, which would have a debilitating impact on our ability to operate our business on an ongoing basis.

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

        During 2010, Eisai completed a randomized Phase III clinical trial of Dacogen in elderly patients with AML and although the primary endpoint of the study was not met, Eisai filed a supplemental marketing application with the FDA. On March 6, 2012, the FDA declined to approve the application because the pre-specified analysis of the primary endpoint in the study did not demonstrate statistically significant superiority of Dacogen over the control arm. A separate Marketing Authorization Application was submitted to the European Medicines Agency in May 2011 by Cilag for Dacogen in the treatment of patients with AML. In September 2012, the European Commission approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary AML, according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. Dacogen was also granted a 10-year Orphan Drug designation in Europe for the treatment of elderly AML.

Our license agreement with Eisai may not produce the full financial benefits that we are anticipating, which could cause our business to suffer.

        We expect to record development and license revenue from contingent payments to be made to us by Eisai upon the achievement of regulatory and commercialization events. However, we may never receive such payments because the events may never occur, either because of failure to secure additional regulatory approvals of Dacogen, or due to Eisai's or Cilag's inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that Eisai will pay us (i) a certain portion of revenues payable to Eisai as a result of Eisai sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the contingent payments already due to us under our agreement with Eisai, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will receive these payments, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen in North America, or that Cilag will commit the resources to successfully commercialize the drug in Europe, Japan, and elsewhere, or that either company will be successful in doing so. Because we are heavily reliant on royalties and contingent payments relating to Dacogen to fund our operations, the failure to receive the contingent payments and/or royalty revenue from sales of Dacogen would cause our business to suffer.

Our collaborative relationships may not produce the financial benefits that we are anticipating, which would cause our business to suffer.

        Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through late-stage clinical trials to commercialization. There can be no guarantee that we will be able to establish such partnerships, nor can there be any guarantee that any of the products developed under such partnerships will be approved for sale by regulatory authorities or successful in the clinic or the market. If our partners do not successfully develop our products and obtain regulatory approvals, then we will not be able to earn future revenue from these collaborative relationships.

We have a history of operating losses and we may incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, and royalty revenue on sales of Dacogen. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $331.1 million through September 30, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the years ended December 31, 2011 and 2010, as a result of our acquisition of ATL we expect to have operating losses over the next few years and we may never achieve sustained profitability.

        Whether we achieve sustained profitability depends primarily on the following factors:

  •
  successful sales of Dacogen in North America by Eisai;

  •
  successful commercialization of Dacogen in Europe by Cilag;

  •
  obtaining additional regulatory approvals outside of North America and the successful commercialization of Dacogen outside of North America by Cilag;

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

        We will continue to spend substantial resources on expanding our product pipeline, developing future products, and conducting research and development, including clinical trials for our product candidates. We also monitor the possibility of expanding our product pipeline and development capabilities through strategic acquisitions. Based on our currently forecasted product development activities, we anticipate that our capital resources will be adequate to fund operations and capital expenditures through at least the end of 2013. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt through a shelf registration statement, or the exercise of outstanding stock options by the holders of such options. However, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. Also, the dilutive effect of additional financings could adversely affect our per share results.

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

        As a result of the acquisition of ATL, we issued new shares of common stock to certain former ATL securityholders, representing approximately 35% of the total outstanding voting power of all our stockholders following the closing. The issuance of these shares caused our stockholders at the time of the acquisition to experience immediate and significant dilution in their percentage ownership of our outstanding common stock. Although we elected to pay the first $12 million of deferred consideration in cash in 2012, our stockholders may experience additional dilution in the event that our Audit Committee determines to pay some or all of the remaining $18 million in deferred consideration in the form of shares of our common stock. We also assumed certain outstanding options and warrants of ATL in the acquisition; if these options or warrants are exercised, our stockholders will suffer additional dilution.

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

        Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are related to acquired developed technology and acquired rights in non-active collaboration agreements. During the nine months ended September 30, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recording of an impairment charge of $7,402,000.

Product Development and Regulatory Risks

Our product candidates will require significant additional development.

        Many of our product candidates are in the development, rather than the clinical trial stage. However, we must significantly develop all of our product candidates before we can market them, or before they will become desirable for partnering or licensing. Although we believe that our pre-clinical and pilot clinical studies support further development of these product candidates, the results we have obtained to date do not necessarily indicate what results further testing would yield, including expanded controlled human clinical testing. All of the product candidates that we are currently developing will require extensive large scale clinical testing before we or our licensing partners can submit any regulatory application for their commercial use.

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

        As a result, we cannot be certain that any of our products will be successfully developed, be submitted to regulatory authorities for approval, or receive required governmental approvals on a timely basis, become commercially viable or achieve market acceptance.

Before we or our licensing partners can seek regulatory approval of any of our product candidates, we must complete large scale clinical trials, which are expensive and have uncertain outcomes. If we do not develop drugs that are ultimately approved by regulators and then become commercially successfully, we will not recoup our investments and our business will suffer.

        All of our product candidates will require the commitment of substantial resources and regulatory approval. Before seeking or obtaining regulatory approvals for the commercial sale of any of our product candidates, we or our licensing partners must demonstrate through substantial evidence and through clinical trials that our product candidates are safe and effective for use in humans for the particular indications we are studying.

        We have a portfolio of cancer drugs in various stages of early development. We are currently conducting clinical trials on our products AT13387, SGI-110, AT7519, and AT9283. We also expect to commence other new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to complete existing or undertake any additional clinical trials for our product candidates. If we are unable to complete our existing clinical trials or undertake additional clinical trials, our business will be severely harmed and the price of our stock will likely decline.

        We also have ongoing research and non-clinical projects that may lead to product candidates, but we have not submitted to regulatory authorities a request to begin clinical testing, nor have we begun clinical trials for these projects. If we do not successfully complete our non-clinical trials, we might not be able to commence clinical trials as planned.

Our clinical trials may be delayed or terminated, which would prevent us or our licensing partners from seeking necessary regulatory approvals, making our products unmarketable.

        Completion of clinical trials may take several years or more. The length of a clinical trial varies substantially according to the type, complexity, novelty and intended use of the product candidate. The length of time and complexity of these studies make regulatory approval unpredictable. The commencement and rate of completion of our clinical trials or those of our licensing partners may be delayed by many factors, including:

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

  •
  governmental or regulatory delays.

        If we or our licensing partners are unable to achieve a satisfactory rate of completion of our clinical trials, our business will be significantly harmed.

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in compliance with regulatory requirements, and then would have no opportunity to recoup or investment.

        Clinical trials must be conducted in accordance with strictly enforced laws and regulations of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorities, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with good clinical practice ("GCP") regulations and guidelines for all of our products in clinical development. GCPs are enforced by regulatory authorities through periodic, unannounced inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. Our non-clinical safety studies must be conducted according to good laboratory practice regulations. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practice regulations, and may require a large number of test subjects. Failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process and add significant costs to our operations.

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

        We may encounter other problems and failures in studies that would cause us, ethics committees, or the FDA to delay or suspend the studies. Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

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

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the oncology indications that we are pursuing. Some of our competitors and probable competitors include ArQule, Inc., Array BioPharma, Crystal Genomics, Exelixis, Infinity Pharmaceuticals, Daiichi Sankyo Group, Vertex Pharmaceuticals, Sanofi, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly & Co., GSK, Novartis AG, Pfizer, Synta Pharmaceuticals, and others.

        Many of our competitors have substantially greater financial, research and development, and manufacturing resources than we do and may represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, Dacogen faces competition from 5-aza-cytidine and other drugs in development to treat MDS, and AT13387, an Hsp90 inhibitor, faces competition from several other drugs being developed in this area of treatment. We also expect that there will be other compounds that will emerge as competition to investigational drugs progressing through our discovery pipeline.

        Many of these competitors, either alone or together with their customers and partners, have significantly greater experience than we do in discovering products, undertaking non-clinical testing and clinical trials, obtaining FDA and other regulatory approvals, and manufacturing and marketing products. Accordingly, our competitors may succeed in obtaining patent protection and market exclusivity, receiving FDA or foreign marketing approval or commercializing products before we do. If we elect to commence commercial product sales of our product candidates, we could be at a disadvantage relative to many companies with greater marketing and manufacturing capabilities, in areas that we may have limited or no experience.

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

ASTEX PHARMACEUTICALS, INC.
Date:	November 9, 2012	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)