Form 10-K
period 2012-12-31
Astex Pharmaceuticals, Inc
filed 2013-03-18
CIK 919722

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq Stock Market on June 30, 2012, the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $193,245,737. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 1, 2013 was 93,650,052.

DOCUMENTS INCORPORATED BY REFERENCE

         Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant's 2013 Annual Meeting of Stockholders. The proxy statement will be filed within 120 days of the Registrant's fiscal year ended December 31, 2012.

ASTEX PHARMACEUTICALS, INC.

2012 ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

        Our disclosure and analysis in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide our current expectations or forecasts of future events. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. In particular, these statements include statements such as: our estimates about profitability; our forecasts regarding our revenues and research and development expenses; and our statements regarding the sufficiency of our cash to meet our operating needs. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to, delays and risks associated with conducting and managing our clinical trials; the commercial success of Dacogen, particularly in the EU and other areas outside the United States; developing products and obtaining regulatory approval; our ability to establish and maintain collaboration relationships; competition; our ability to protect our intellectual property; our ability to successfully prosecute patent applications: our ability to focus our drug discovery research and the performance of our Pyramid platform; our expectations about our joint development programs; our dependence on third party suppliers; risks associated with the hiring and loss of key personnel; adverse changes in the specific markets for our products; and our ability to launch and commercialize our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements.

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

Overview

        We are dedicated to the discovery and development of novel small molecule therapeutics with a focus on oncology and hematology. We are developing a pipeline of novel medicines for partnership with leading pharmaceutical companies. We believe we are a leader in the application of fragment-based drug discovery and development of small-molecule therapeutics. Fragment-based drug discovery is considered by many in our sector to be one of the most important advances in discovery chemistry in the last 20 years.

        In July 2011, we completed the acquisition of Astex Therapeutics Limited ("ATL"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. Pursuant to the acquisition, we paid approximately $24.9 million in cash and issued 32.4 million shares of our common stock (representing approximately 35% of our issued and outstanding stock as of the closing of the acquisition after giving effect to the issuance of such shares) to the securityholders of ATL. In addition, we agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company, no later than 30 months after the closing of the acquisition. We made the first payment of $10 million in cash in February 2012, paid the second installment of $2.2 million in cash in August 2012, and paid the third installment of $2.9 million in cash in February 2013. We estimate that the remaining balance of $14.8 million will be paid in January 2014.

        ATL discovers and develops novel small molecule therapeutics. Using its fragment-based drug discovery platform, Pyramid™, ATL has built a pipeline of molecularly-targeted drugs for large pharmaceutical partners and internal development that are at various stages of clinical, pre-clinical, and early discovery development.

        Our primary source of revenue is royalty revenues relating to sales of Dacogen® (decitabine) for Injection, and we receive additional revenue from various partnered programs as these programs reach predetermined developmental milestones. Dacogen is approved in the United States, with Orphan Drug exclusivity granted by the FDA through May 2013, and was approved in Europe in September 2012. Once the US Orphan Drug exclusivity period ends, Dacogen will be susceptible to generic competition by other pharmaceutical companies. As a result, we anticipate a shift in our revenues caused by a decrease in the US Dacogen sales that may be potentially offset to some degree by an increase in Dacogen revenues in Europe.

        Our current primary developmental efforts revolve around the products progressing out of our small-molecule drug discovery programs. Our two lead internal programs are SGI-110, a novel second generation hypomethylating agent, and AT13387, a novel Hsp90 inhibitor:

  •
  SGI-110 is a second generation agent intended to follow up on the Company's currently marketed product Dacogen, and is the subject of a Phase I/II trial in both myelodysplastic syndromes ("MDS"), acute myeloid leukemia ("AML"), and Phase II trials in platinum resistant ovarian cancer and liver cancer or hepatocellular carcinoma ("HCC").

  •
  AT13387 is a small molecule inhibitor of Hsp90, a so-called "Heat Shock" protein, believed to be responsible for supporting many carcinogenic proteins in tumor cells. We have initiated Phase II studies with AT13387 in patients with refractory gastrointestinal stromal tumors ("GIST"), castration resistant prostate cancer ("CPRC"), and non-small cell lung cancer ("NSCLC").

        In addition to these prioritized clinical programs, we are preparing to file an Investigational New Drug Application ("IND") for a new clinical product candidate during 2013.

Strategy

        Our primary objective is to become a leading developer and seller or licensor of medicines for patients suffering from cancer. Key elements of our strategy include the following:

        Focus on molecular targets, which might address unmet oncology patient needs that academia has generated and are not readily tractable by traditional drug discovery methods.    Most established pharmaceutical companies use some version of high throughput screening for potential drug candidates. This methodology does not work well for many complex molecular targets. Our fragment-based Pyramid drug discovery platform enables us to create an advantage by designing inhibitors of difficult oncology targets that are not tractable by standard drug discovery methods and to create molecules with superior drug-like properties.

        Focused discovery research.    We will build on our world leading position in fragment-based drug discovery. We believe our Pyramid discovery platform provides a clear advantage in tackling newly emerging classes of targets. We will deploy this in several ways focused in the oncology field for internal development and in other therapeutic areas in collaboration with pharmaceutical company partners. We have a particular experience in the field of epigenetics through the development of Dacogen, which led to the development of SGI-110. We will continue to explore new ways to exploit our leading position in targeting epigenetic mechanisms and investigate other mechanisms that are linked to specific diseases. Secondly, we will continue to use the platform to investigate targets that are less amenable to traditional drug discovery technologies, such as protein/protein interactions, building on experience gained in our many pharma collaborations and on internal targets such as hepatitis C virus ("HCV") non-structural protein 3 ("NS3") and the inhibitors of apoptosis proteins ("IAP"). We will also continue to seek strategic alliances with world class academic institutes in order to access target identification, biological systems expertise, and validation technologies and skill sets.

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

        Cultivate and maintain strong pharmaceutical partnerships.    We have aggressively pursued and maintained relationships with large multinational pharmaceutical companies to de-risk the development of selected compounds and projects. This practice allows us to focus our efforts on the discovery and early development of select compounds with larger companies performing or funding the more costly trials, preparing the market for commercialization, and distributing the product to the global market.

Dacogen License and Sublicense

        In September 2004, we executed a license agreement granting MGI Pharma Inc. ("MGI") exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen. The license agreement requires payment of royalties on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. Under the terms of the agreement, MGI made a $40 million equity investment in us and agreed to pay up to $45 million in connection with the achievement of specific regulatory and commercialization milestones. To date, we have received $37.5 million in payments related to the achievement of these milestones.

        In July 2006, MGI entered into an agreement to sublicense Dacogen to Cilag GmbH International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. In accordance with our license agreement with MGI, we are entitled to receive 50% of certain payments MGI receives as a result of any sublicenses. As a result of both the original agreement with MGI and this sublicense with Cilag, we may receive up to $12.5 million in future payments if these regulatory and commercialization milestones are achieved for Dacogen globally. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while MGI retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. MGI was acquired by Eisai Corporation of North America ("Eisai") in January 2008.

        Dacogen was approved by the United States Food and Drug Administration ("FDA") in May 2006 for the treatment of patients with MDS. The approval by the FDA initiated a seven year exclusivity period for the treatment of MDS under the Orphan Drug Protection Act, which will expire in May 2013. In September 2012, the European Commission ("EC") approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary AML, according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. The EC's approval of Dacogen also granted a 10 year Orphan Drug designation in Europe for the treatment of elderly AML. Outside of the United States and Europe, Dacogen is approved for sale in 35 additional countries. These international territories are managed by Cilag.

Prioritized Clinical Pipeline Programs

        Our primary clinical development resources are focused on these two programs:

SGI-110—DNMT Inhibitor

        SGI-110 is a small molecule, DNA-hypomethyating agent with demonstrated activity in restoring silenced tumor suppressor gene expression in cancer cells by reversal of DNA methylation. A follow-up to our decitabine franchise, SGI-110 is currently in three Phase I/II trials in MDS, AML, platinum resistant ovarian cancer, and HCC.

        The Phase I portion of the MDS and AML study has been completed and we reported data from this part of the study at the American Society of Hematology ("ASH") meeting in December 2012. The data shows that the reversal of DNA methylation was achieved by SGI-110 in a dose dependent fashion and the study established both a biological effective dose and a maximum tolerated dose. In June 2012, we initiated the Phase II dose expansion segment of the clinical trial. We also announced the commencement of two new Phase II studies to investigate the use of SGI-110 in the treatment of platinum resistant ovarian cancer and HCC in October 2012 and January 2013, respectively.

AT13387—Hsp90 inhibitor

        AT13387 is a small molecule inhibitor of Hsp90, which acts as a "molecular chaperone" stabilizing and preventing the breakdown of key cancer-forming (oncogenic) proteins. These client proteins and their association with different tumor types include HER2 (the target for Herceptin® in breast cancer), the androgen receptor (the target for hormone therapy in prostate cancer), mutant B-raf (the target for Zelboraf® in melanoma), c-kit (the target for Gleevec® in gastrointestinal tumors), and mutant EGFr (the target for Tarceva® and Iressa® in the treatment of non-small cell lung cancers).

        Although AT13387 is a targeted inhibitor of Hsp90, the functional role of Hsp90 means the product has the potential to control the proliferation of multiple solid tumors and hematological malignancies where uncontrolled cell growth is dependent on the interaction between Hsp90 and its client proteins. These include tumor types that have become resistant to initial therapy.

        Based upon the results of our initial Phase I study and additional pre-clinical studies, we have initiated Phase II studies in patients with refractory GIST, CRPC, and ALK positive lung cancer.

        In November 2009, we entered into a Cooperative Research and Development Agreement ("CRADA") with the US National Cancer Institute ("NCI") to support further clinical development of AT13387 over the next 5 years with a number of single agent and combination Phase I/IIa and Phase II studies planned.

Non-Prioritized Clinical Programs

        These programs have been deprioritized and require minimal internal resources. These programs are being advanced by a variety of third parties such as academic, governmental or advocacy organizations. As additional data becomes available, these programs could become prioritized, partnered, or terminated.

AT7519—CDK inhibitor

        AT7519 is a small molecule targeted inhibitor of several cyclin-dependent kinases ("CDK's) that regulate two important disease processes—the cell replication cycle and gene expression. The normal regulation of the cell cycle is disrupted in all cancers allowing the uncontrolled tissue growth characteristic of the disease. CDK's 1 and 2 act as key controls of the cell cycle, and the inhibition of these enzymes both prevents cell proliferation and initiates cell death. AT7519 is an inhibitor of both CDK1 and 2 and in preclinical testing induced tumor shrinkage in multiple animal models of cancer.

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

        We have investigated AT7519 in two Phase I clinical trials, evaluating different dosing regimens as monotherapy in patients with advanced solid tumors. These studies were conducted at multiple sites in the UK, US and Canada. Evidence of clinical activity was observed in these trials. We are conducting a Phase II study of AT7519 in combination with bortezomib in patients with multiple myeloma at several centers in the US with funding support from the Multiple Myeloma Research Foundation. In addition, two Phase II trials of AT7519 to treat patients with chronic lymphocytic leukemia and mantle cell lymphoma have started, sponsored by the NCIC Clinical Trials Group in Canada. Novartis has an option to develop and commercialize AT7519. The option is exercisable by Novartis following Phase II clinical trial results (end of Phase II meeting with the FDA), and would be a worldwide license, if exercised. Otherwise, the option will expire.

AT9283—Aurora/Jak inhibitor

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

        Hematological malignancies—AT9283 has been investigated in a US Phase I/II open-label, dose-escalation trial to assess the initial safety, tolerability and preliminary efficacy of AT9283 as monotherapy in patients with acute leukemia. AT9283 has been investigated in a Phase II study in a chemotherapy refractory, multiple myeloma patient population sponsored by the NCIC Clinical Trials Group in Canada. AT9283 is also being investigated in pediatric leukemia in a study being sponsored by CRUK.

Amuvatinib—Multi-targeted Kinase Inhibitor and DNA Repair Suppressor

        Amuvatinib is a multi-targeted tyrosine kinase inhibitor that inhibits the mutant forms of c-Kit and PDGFR alpha and disrupts DNA repair likely through suppression of homologous recombination protein Rad51. We completed Phase I studies as a single agent and in combination with different cancer treatments. Promising clinical responses were seen in combination with platinum-based chemotherapy. A Phase II trial was initiated in refractory small cell lung cancer patients who relapsed or did not respond to platinum-etoposide treatment. Although clinical responses were seen in the Phase II trial, it fell short of fully meeting our pre-specified primary endpoint. We announced in September 2012 that we would discontinue internal development of the program. We are investigating the possibility of licensing the compound to outside partners who would be interested in its further development.

Partnered Pipeline

LEE011—CDK4/6 Inhibitor

        LEE011, a selective inhibitor of the key cell cycle enzymes CDK4 and CDK6, derived from our collaboration with Novartis announced in December 2005 aimed at developing novel cancer therapies targeting the cell cycle. LEE011 entered Phase I human clinical trials in January 2011, and is now being tested in four Phase I and Phase I/II clinical trials.

AZD5363—PKB/Akt Inhibitor

        AZD5363 is an orally active, selective protein kinase B (PKB, also known as Akt) inhibitor derived from a collaborative drug discovery program with AstraZeneca, the Institute of Cancer Research ("ICR"), and Cancer Research Technology ("CRT"). The program began in 2003 through our collaboration with ICR and CRT, and AstraZeneca's collaboration on a drug discovery program targeting PKB/Akt began in 2005. Inhibition of the PKB/Akt pathway has potential in the treatment of a broad range of tumor types. In April 2011, AstraZeneca announced that it had commenced a Phase I study of AZD5363 in patients with advanced solid tumors, and the compound is now being tested in four Phase I and Phase I/II clinical trials.

JNJ42756493—FGFr Inhibitor

        We have entered into a research alliance with Janssen Pharmaceutica NV, a Johnson and Johnson company ("Janssen"), focused on the research, development, and commercialization of novel drugs for the treatment of cancer. The agreement grants Janssen a worldwide exclusive license to compounds arising from our novel Fibroblast Growth Factor Receptor ("FGFr") inhibitor program, and calls for the application of Pyramid to other targets of interest to Janssen. Janssen selected an FGFr development candidate, JNJ42756493, which triggered a milestone payment earlier in 2011, prior to the acquisition of ATL. A further milestone payment of $5.4 million was triggered by the start of Phase I clinical trials of JNJ42756493 in June 2012. We are also eligible to receive additional future milestone payments during clinical development and royalties on commercialization of approved products derived from the collaboration. The FGFr inhibitor program originated from a collaboration initiated in 2005 with the Cancer Research UK Drug Discovery Group at the Newcastle Cancer Centre (NCC), Northern Institute for Cancer Research, Newcastle University, UK.

AZD3293—BACE Inhibitor

        AstraZeneca commenced a Phase I study of AZD3839, a clinical candidate selected in October 2010 and derived from the collaborative program on beta-secretase—a key enzyme implicated in the progression of Alzheimer's disease. The commencement of the Phase I trial triggered a milestone payment earlier in 2011, prior to the acquisition of ATL. AZD3839 was replaced as the clinical candidate by AZD3293 during 2012, and a Phase I clinical trial of AZD3293 commenced in December 2012. We are eligible to receive additional future milestone payments during the clinical development of AZD3293 as well as royalties on commercialization of approved products, if any.

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

        Our PKB inhibitor program began in 2003 through a collaboration with ICR and CRT and the program was later partnered with AstraZeneca in 2005. AstraZeneca started clinical trials of a clinical candidate, AZD5363, in April 2011. We retained rights to a second chemical series based on research carried out under the original agreement between Astex, ICR and CRT, and AT13148 was selected from this series. We retain all commercial rights for AT13148. At the same time, Astex, ICR, and CRT are eligible to receive further milestones and royalties during clinical development and commercialization of AZD5363.

        In September 2008 we announced a partnership with CRUK and CRT to take AT13148 into development under the charity's Clinical Development Partnerships program. Under the terms of this agreement, CRUK's Drug Development Office has carried out further development work on the agent, some of which is done in collaboration with the ICR. CRUK commenced Phase I clinical trials of AT13148 in the UK in January 2013.

Pyramid Platform—Fragment-Based Drug Discovery Programs

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

Research and Development

        Because of the nature of our business, we expend significant resources on research and development activities. We incurred $60.4 million in 2012, $43.9 million in 2011, and $28.4 million in 2010 in research and development expenses. A primary reason for the increase in research and development expenses is the inclusion of incremental operating expenses related to the acquisition of ATL in July 2011 and the larger size of our clinical trials for advancing clinical compounds. We conduct research internally and also through collaborations with third parties. Our major research and development projects have been focused on drug discovery, non-clinical activities, and clinical trials with our prioritized products SGI-110 and AT13387.

Sales and Marketing

        Commercial sales of our approved products are conducted by our partners and as such we currently have no employees focused on commercial sales or sales support. Our marketing efforts are handled by our Corporate Communications and Business Development groups.

Manufacturing

        We currently outsource manufacturing of all our drug compounds to qualified United States and foreign suppliers. We expect to continue to outsource manufacturing in the near term. We believe our current suppliers will be able to efficiently manufacture our proprietary compounds in sufficient quantities and on a timely basis, maintaining product quality and compliance with applicable FDA and foreign regulations. We maintain oversight of the quality of our third-party manufacturers through ongoing audits, rigorous review, control over documented operating procedures, and thorough analytical testing by qualified contracted laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective because we avoid the high cost for plant, equipment, and large manufacturing staffs.

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

        Clinical protocols must be approved by independent reviewers, referred to as Institutional Review Boards ("IRB") in the United States and the EC in Europe. The IRB/EC is charged with providing an independent assessment of the appropriateness of the trial, particularly focusing on the safety of the subjects that might enroll in the study. The IRB's/EC's responsibilities continue while the study is ongoing, focusing on protecting the rights and safety of those enrolled in the study.

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

        Accelerated Approval.    Under the FDA's accelerated approval regulations, the FDA is authorized to approve products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide a meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Accelerated approval of an application will be subject to Phase 4 or post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies will allow the product to be withdrawn from the market by the FDA on an expedited basis.

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

        Reimbursement approval for governmental healthcare access.    Selected markets may have a governmental or third party system to evaluate the cost benefit of the approved medicine. These systems can act as barriers to entry for product sponsors that cannot demonstrate that the pharmacoeconomics of the medication is favorable for that payer. One such system in the UK is The National Institute for Health and Clinical Excellence ("NICE"). This agency was created in 1999 to reduce variation in the availability and quality of National Health Service ("NHS") treatments and care. Their evidence-based guidance and analysis is structured to help resolve uncertainty about which medicines, treatments, procedures and devices represent the best quality care and which offer the best value for money for the NHS.

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

Data Exclusivity and Generic Copies

        There is an abbreviated regulatory review and approval process for a generic copy of an approved innovator drug product. The generic copy can be approved on the basis of an application that is usually limited to manufacturing and biologic equivalence data. The copy can be approved after expiration of relevant patents and any regulatory data exclusivity afforded the innovator by special circumstances. A new chemical entity has five years of regulatory exclusivity in the United States which precludes approval of a generic copy and in the EU, eight years of data exclusivity and two years of marketing exclusivity provides ten years before a generic copy can be placed on the market. Additional exclusivity can be afforded in the United States by approval of a product or use that has orphan drug designation (seven years) that requires review of new clinical data (three years) or that is an expansion of use to a pediatric population (six months), and similar provisions have been enacted in other jurisdictions including the EU. These exclusivities are independent, and could run sequentially, effectively extending the period of regulatory exclusivity. There is no assurance that such special regulatory exclusivities are applicable for our compounds. A company seeking to market a generic might, after the lapse of regulatory data exclusivity, successfully challenge the patent protection of the marketed drug, thereby shortening its exclusive marketing period.

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

        Our patent portfolio has over 300 issued patents and 55 pending patent applications. Of the total patents and pending patent applications, those that relate to Dacogen, SGI-110, AT13387, AT9283, AT7519, and AT13148 are described in further detail below:

  •
  Dacogen portfolio (exclusively licensed to Eisai)—32 issued patents and 12 pending patent applications, having projected expiration dates ranging from February 21, 2021 to December 8, 2025, granted or pending in the jurisdictions of the U.S., Australia, Canada, China, Europe, and Japan. Royalty revenues relating to the sales of Dacogen are independent of this portfolio.

  •
  SGI-110 - 13 issued patents and 14 pending applications, having projected expiration dates ranging from September 29, 2025 to September 25, 2026(1) granted or pending in the jurisdictions of the U.S., Australia, Canada, China, Europe, India, Israel, Japan and other countries designated from the Patent Cooperation Treaty ("PCT") .

  •
  AT13387 - 11 issued patents and 12 pending patent applications, having compound protection until at least April 13, 2026(1), granted or pending in the jurisdictions of the U.S., Australia, Canada, China, Europe, India, Israel, Japan and other countries designated from the PCT, and

    Taiwan. We have a number of patent filings directed to AT13387 related inventions including new uses, combinations, salts, and processes which have the potential to provide additional patent protection until October 2027.

  •
  AT9283 - 10 issued patents and 6 pending patent applications which generically claim AT9283, having projected expiration dates ranging from July 2, 2024 to July 5, 2024(1), granted or pending in the jurisdictions of the U.S., Australia, Canada, China, Europe, India, Israel, Japan and other countries designated from the PCT, and Taiwan, and five issued patents and fourteen pending patent applications which specifically claim AT9283, having compound protection until at least December 30, 2025(1), granted or pending in the jurisdictions of the U.S., Australia, Canada, China, Europe, India, Israel, Japan and other countries designated from the PCT, and Taiwan. We have a number of patent filings directed to AT9283 related inventions including new uses and combinations which have the potential to provide additional patent protection ranging from December 2026 to October 2027.

  •
  AT7519 - 52 issued patents and 12 pending patent applications, having compound protection until at least July 22, 2024(1), granted or pending in the jurisdictions of the U.S., Australia, Canada, China, Europe, India, Israel, Japan and other countries designated from the PCT, and Taiwan. We have a number of patent filings directed to AT7519 related inventions including new uses, combinations, salts and processes which have the potential to provide additional patent protection ranging from January 2026 until October 2027.

  •
  AT13148 - 60 issued patents and 11 pending patent applications which generically claim AT13148, having compound protection ranging from December 23, 2024(1) to June 22, 2005(2), granted or pending in the jurisdictions of the U.S., Australia, Canada, China, Europe, Israel, India, Japan, other designated PCT and non-PCT countries, and sixteen pending applications which specifically claim AT13148, which have the potential to provide compound protection until March 14, 2028(1), in the jurisdictions of the U.S., Australia, Canada, China, Europe, India, Israel, Japan and other designated PCT countries. We have a number of patent filings directed to AT13148 related inventions including new uses and combinations which have the potential to provide additional patent protection until June 2026.

    (1)
    The dates listed above do not reflect extensions or adjustments which are available in a number of countries; for example, extensions under 35 U.S.C 156 or adjustments under 35 U.S.C 154 in the U.S. and supplementary protection certificates which are available in the European Union.

    (2)
    Non-PCT filings were made prior to publication of the PCT on 7 July 2005.

        We also rely on know-how and trade secret protection of our Pyramid platform and other proprietary technology and information. To protect know-how, trade secrets and other confidential information, we pursue a policy of having our employees, consultants, collaborative partners and other advisors execute confidentiality agreements. These parties may breach these agreements, and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors.

Competition

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the applications that we are pursuing. Some of our competitors and probable competitors include ArQule, Inc., Array BioPharma, Crystal Genomics, Exelixis, Infinity Pharmaceuticals, Daiichi Sankyo Group, Vertex Pharmaceuticals, Sanofi, Bristol-Myers Squibb

Company, Celgene Corporation, Eli Lilly & Co., GSK, Hoffmann-La Roche Inc., Novartis AG, Pfizer, Synta Pharmaceuticals, and others.

        Many of our competitors have substantially greater financial, research and development, and manufacturing resources than we do and may represent substantial long-term competition for us. Some of our competitors have received regulatory approval for products or are developing or testing product candidates that compete directly with our product candidates. For example, AT13387 faces competition from a multitude of other investigational drugs which are Hsp90 inhibitors, and Dacogen faces competition from 5-aza-cytidine and other drugs in development to treat MDS and AML. We also expect that there will be other compounds that will emerge as competition to investigational drugs progressing through our discovery pipeline.

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

        Factors affecting competition in the pharmaceutical industry vary depending on the extent to which competitors are able to achieve an advantage based on superior differentiation of their products' greater institutional knowledge or depth of resources. If we are able to establish and maintain a competitive advantage based on the ability of Pyramid to discover new drug candidates against targets not accessible by many competitors, or create compounds that contain physical properties, that will improve the chance of these products becoming approved medicinal products. Our competitive advantage will likely depend primarily on the ability of our use of Pyramid technology to make accurate predictions about the effectiveness and safety of our drug candidates as well as our ability to effectively and rapidly develop investigational drugs.

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

Employees

        As of December 31, 2012, we had 136 full-time employees, consisting of 103 employees in research and development and 33 employees in general and administrative functions. Of these 136 employees, 48 are located in the US and 88 are located in the UK. We use consultants and temporary employees to complement our staffing. Our employees are not subject to any collective bargaining agreements, and we consider our relations with employees to be good.

Executive Officers

Name	Age	Position
James S. J. Manuso, Ph.D., MBA.	64	Chief Executive Officer and Chairman of the Board
Harren Jhoti, Ph.D	50	President and Director
Mohammad Azab, M.D., M.Sc., MBA	57	Chief Medical Officer
Martin Buckland, D.Phil., MBA	58	Chief Business Officer
Michael Molkentin	58	Chief Financial Officer

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

        Harren Jhoti, PhD, has served as president and member of the board of directors since July 2011. He co-founded Astex Therapeutics in 1999 and was chief scientific officer until November 2007 when he was appointed chief executive. Dr. Jhoti was awarded the Prous Institute-Overton and Meyer Award for New Technologies in Drug Discovery by the European Federation for Medicinal Chemistry in 2012 and was also named by the Royal Society of Chemistry as "Chemistry World Entrepreneur of the Year" for 2007. He has published widely including in leading journals such as Nature and Science and has also been featured in TIME magazine after being named by the World Economic Forum a Technology Pioneer in 2005. Dr. Jhoti previously served as a non-executive director of Iconix Inc. and currently serves on the Board of BIA, the UK BioIndustry Association. Before starting Astex Therapeutics Limited in 1999, he was head of Structural Biology and Bioinformatics at GlaxoWellcome in the United Kingdom (1991-1999). Prior to Glaxo, Dr. Jhoti was a post-doctoral scientist at Oxford University. He received a BSc (Hons) in Biochemistry in 1985 and a Ph.D. in Protein Crystallography from the University of London in 1989.

        Mohammad Azab, M.D., M.Sc., MBA, joined the Company as chief medical officer in July 2009. He possesses more than 20 years of experience in worldwide drug development, clinical research, and medical affairs, resulting in eight approved drugs, including six in oncology. Most recently, he was president and chief executive officer of Intradigm Corporation, a privately held company in Palo Alto, CA developing siRNA cancer therapeutics. Previously, Dr. Azab served as executive vice president of research and development, and chief medical officer of Vancouver, British Columbia-based QLT Inc., where he led clinical development for now-approved drugs in oncology, gastro-intestinal, and ophthalmologic indications. He also served as oncology drug team leader at UK-based Zeneca Pharmaceuticals, now Astra Zeneca, where he held responsibilities in global clinical development and regulatory submissions. In this capacity, he managed the development of drugs for prostate, breast, colorectal, and lung cancer indications. Before Zeneca, Dr. Azab was an international medical manager in oncology at Sanofi Pharmaceuticals, now Sanofi-Aventis, in Gentilly, France. Dr. Azab received his medical degree in 1979 from Cairo University. He practiced as a medical oncologist and received post-graduate training and degrees in oncology research and statistics from the University of Paris-Sud and the University of Pierre and Marie Curie in France. He has published more than 100 medical papers and abstracts. He is an active member of the American Society of Clinical Oncology, the American Association of Cancer Research, the European Society of Medical Oncology, and the American Society of Hematology. Dr. Azab received an MBA, with Distinction, from the Richard Ivey School of Business, University of Western Ontario.

        Martin Buckland, D.Phil., MBA, has served as chief business officer since in July 2011. Previously, Dr. Buckland served as chief business officer of Astex Therapeutics Limited since September 2004 and was appointed to its board of directors in July 2008. He has more than 30 years of commercial and business development experience in the pharmaceutical industry and joined Astex Therapeutics Limited from Elan Pharmaceuticals, where he previously held the position of vice president of Global Business Development. His prior experience includes a variety of business development and commercial management roles with Quintiles, Xenova and Celltech. He has a BA in Chemistry and a D.Phil. from the University of Oxford, and an MBA from the Open Business School.

        Michael Molkentin has served as chief financial officer and corporate secretary since October 2003. Prior to joining the Company, Mr. Molkentin served as interim chief financial officer at Aradigm Corporation from May 2000 to September 2002. From January 1995 to April 2000, Mr. Molkentin served as division controller for Thermo Finnigan Corporation, a subsidiary of Thermo Electron (now Thermo Fisher Scientific). Mr. Molkentin served in a variety of financial management positions with technology companies, including field controller of Vanstar Corporation, controller of Republic Telcom Systems, Inc. and corporate controller of Computer Automation, Inc. Mr. Molkentin is a CPA and received a BBA in accounting from Bernard M. Baruch College in New York City, New York.

Segment and Geographic Area Financial Information

        We operate in one business segment—human therapeutics. We had no product revenue in 2012, 2011, or 2010.

        As a result of our acquisition of ATL in July 2011, we have assets in both the US and UK as well as revenues recognized in both locations. At December 31, 2012, the geographical breakdown was as follows (in thousands):

	US	UK
Revenues	$77,520	$5,639
Long-lived assets	3,857	124,800	(1)
Total assets	140,574	134,590

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

        Dacogen is approved for the treatment of MDS in the United States and 35 smaller countries globally, but is not yet approved in Japan. In July 2006, Eisai sublicensed Dacogen to Cilag, giving Cilag responsibility for conducting regulatory activities related to Dacogen and granting it exclusive development and commercialization rights in Europe and all territories outside North America. We may receive up to $12.5 million in future contingent payments upon achievement of global regulatory and sales targets. However, we cannot guarantee that some or all of the payments will be received at all, or the timing of such payments, if any.

        Dacogen is approved in the United States and has been granted Orphan Drug exclusivity by the FDA through May 2013. Once the Orphan Drug exclusivity period ends, Dacogen will be susceptible to generic competition by other pharmaceutical companies. Generic market entry typically causes sales of the trade name drug to decline rapidly. If Eisai's sales of Dacogen decrease, our royalty revenue will decrease commensurately, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from Eisai is our primary source of revenue, and we are dependent on Dacogen royalty revenue to fund our operations. In the event of a meaningful generic market entry or a reduction of resources for sales of Dacogen, our revenues could decrease significantly and rapidly, which would have a debilitating impact on our ability to operate our business on an ongoing basis.

        Cilag submitted an MAA to the European Medicines Agency in May 2011 for Dacogen in the treatment of patients with AML. In September 2012, the European Commission approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary AML, according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. At the same time, Dacogen was also granted a 10-year Orphan Drug designation in Europe for the treatment of elderly AML. Although we expect that the anticipated decrease in United States-based Dacogen levels will be offset by some degree by an increase in Dacogen-based revenues in Europe, we cannot predict the timing or amount of any such increases, or that there will actually be any offsetting revenues at all.

Our license agreement with Eisai may not produce the full financial benefits that we are anticipating, which could cause our business to suffer.

        We expect to record development and license revenue from contingent payments to be made to us by Eisai upon the achievement of regulatory and commercialization events. However, we may never receive such payments because the events may never occur, either because of failure to secure additional regulatory approvals of Dacogen, or due to Eisai's or Cilag's failure or inability to expend the resources to grow or commence sales of Dacogen as prescribed by the license agreement. In addition, the license agreement provides that Eisai will pay us (i) a certain portion of revenues payable to Eisai as a result of Eisai sublicensing the rights to market, sell and/or distribute Dacogen, to the extent such revenues are in excess of the contingent payments already due to us under our agreement with Eisai, and (ii) a 20% royalty increasing to a maximum of 30% on annual worldwide net sales of Dacogen. We cannot guarantee that we will receive these payments, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen in North America, or that Cilag will commit the resources to successfully commercialize the drug in Europe, Japan, and elsewhere, or that either company will be successful in doing so. Because we are heavily reliant on royalties and contingent payments relating to Dacogen to fund our operations, the failure to receive the contingent payments and/or royalty revenue from sales of Dacogen would cause our business to suffer. If we do not obtain additional revenues from Eisai or Cilag, and we do not find a replacement revenue source, our cash position will decrease significantly.

Our collaborative relationships may not produce the financial benefits that we are anticipating, which would cause our business to suffer.

        Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through late-stage clinical trials to commercialization. There can be no guarantee that we will be able to establish such partnerships, nor can there be any guarantee that any of the products developed under such partnerships will be approved for sale by regulatory authorities or successful in the clinic or the market. If our partners do not successfully develop our products and obtain regulatory approvals, then we will not be able to earn future revenue from these collaborative relationships and our ability to operate our business on an ongoing basis may be impacted.

We have a history of operating losses and we may incur losses for the foreseeable future.

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, and royalty revenue on sales of Dacogen. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $326.5 million through December 31, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the last three years, we expect to have operating losses over the next few years and we may never achieve sustained profitability.

        Whether we achieve sustained profitability depends primarily on the following factors, some of which are beyond our control:

  •
  successful sales of Dacogen in North America by Eisai;

  •
  successful commercialization of Dacogen in Europe by Cilag;

  •
  obtaining additional regulatory approvals outside of North America and the successful commercialization of Dacogen outside of North America by Cilag;

  •
  obtaining the necessary reimbursement authorizations to penetrate controlled markets

  •
  limiting or preventing delays in production of Dacogen;

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

  •
  our ability to obtain regulatory approval and commercialize our products;

  •
  our ability to successfully integrate the ATL research and development and management teams;

  •
  our ability to successfully compete against products developed and brought to market by our competitors;

  •
  our ability to control costs and expenses associated with the discovery, development, and manufacturing of our novel compounds, as well as general and administrative costs related to conducting our business; and

  •
  costs and expenses associated with entering into and performing under licensing, joint development, and other collaborative agreements.

        Our products and product candidates, even if successfully developed and approved, may not generate sufficient or sustainable revenues to enable us to achieve or sustain profitability, or even to maintain our ongoing operations.

There are inherent challenges and significant upfront costs that result from our increased reliance on the Pyramid drug discovery platform, and if we fail to overcome these challenges or incur development costs that do not result in meaningful commercial drug sales, our business will be negatively impacted.

        Pyramid is a fragment-chemistry based drug discovery platform used to identify and develop new medicines, primarily for the treatment of cancer and infectious diseases. Pyramid defines a process by which a range of high throughput biophysical and computational techniques are used to experimentally characterize the interactions of very low molecular weight compounds (fragments) with their target proteins. Although we believe there are many advantages of a fragment-based approach to drug discovery, there are significant technical challenges to overcome for the approach to be used effectively. The fundamental challenge is one of detection. Because fragments are so small, they have fewer interactions with target proteins than larger, more complex compounds. This means the fragments will bind to their targets with very low affinity. Conventional screening systems based on bioassays are designed to detect binding that occurs at higher affinities than is typically observed with fragments. As such, fragments cannot be detected using conventional screening methods. As a result, a fundamental challenge in fragment-based drug discovery is the development of efficient screening systems that can detect the binding of fragments. The Pyramid drug discovery platform addresses limitations in conventional high throughput screening and other forms of fragment-based screening through technologically sophisticated equipment that requires significant capital investment and upkeep and highly-trained chemists and scientists to analyze resulting data. While we believe this approach will provide us with more meaningful leads in developing commercially viable drugs, it is a scientifically rigorous method that involves a significant investment of resources. If commercially viable drugs are not developed through this process, we will have invested significant resources without any corresponding revenues to at least offset our costs, and our business will suffer.

We will require additional funding to expand our product pipeline, either developed internally or through acquisitions, and commercialize new drugs, and if we are unable to raise the necessary capital or to do so on acceptable terms, our planned expansion and continued chances of survival could be harmed.

        We will continue to spend substantial resources on expanding our product pipeline, developing future products, and conducting research and development, including clinical trials for our product candidates. We also monitor the possibility of expanding our product pipeline and development capabilities through strategic acquisitions. Based on our currently forecasted product development activities, we anticipate that our capital resources will be adequate to fund operations and capital expenditures through at least the end of 2014. However, if we experience unanticipated cash requirements during this period, we could require additional funds much sooner. We may raise money by the sale of our equity securities or debt through a shelf registration statement; however, given uncertain market conditions and the volatility of our stock price, we may not be able to sell our securities in public offerings or private placements at prices and/or on terms that are favorable to us, if at all. The dilutive effect of additional financings could adversely affect our per share results. Additionally, we may receive proceeds from the exercise of outstanding stock options by the holders of such options.

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

        We have incurred significant non-recurring costs associated with combining the operations of ATL with our own business. The substantial majority of non-recurring costs have been comprised of costs related to the execution of the acquisition, facilities and systems consolidation costs and employment-related costs. We have also incurred fees and costs related to formulating and implementing integration plans. Additional unanticipated costs may be incurred in the integration of the businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset incremental acquisition and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our stockholder base experienced dilution of their percentage ownership of our common stock and could be further diluted within the next 12 months.

        As a result of the acquisition of ATL, we issued new shares of common stock to certain former ATL securityholders, representing approximately 35% of the total outstanding voting power of all our stockholders following the closing. The issuance of these shares caused our stockholders at the time of the acquisition to experience immediate and significant dilution in their percentage ownership of our outstanding common stock. Although we elected to pay the first $15.2 million of deferred consideration in cash, our stockholders may experience additional dilution in the event that our Audit Committee determines to pay some or all of the remaining $14.8 million in deferred consideration in the form of shares of our common stock. We also assumed certain outstanding options and warrants of ATL in the acquisition; if these options or warrants are exercised, our stockholders will suffer additional dilution.

As a result of the acquisition of ATL, certain former ATL securityholders held over a third of our outstanding common stock, which could limit the influence of our other stockholders over the election of directors and other significant corporate actions or discourage third parties from proposing a change in our control.

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

        Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are related to acquired developed technology and acquired rights in non-active collaboration agreements. During the year ended December 31, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recognition of an impairment charge of $7,402,000, which negatively impacted our results of operations. If any of our partners were to take similar actions in the future, our results of operations would again be negatively impacted..

Product Development and Regulatory Risks

Our product candidates will require significant additional development.

        Many of our product candidates are in the development, rather than the clinical trial stage. However, we must significantly develop all of our product candidates before we can market them, or before they will become desirable for partnering or licensing. Although we believe that our pre-clinical and pilot clinical studies support further development of these product candidates, the results we have obtained to date do not necessarily indicate what results further testing would yield, including expanded controlled human clinical testing. All of the product candidates that we are currently developing will require extensive large scale clinical testing before we or our licensing partners can submit any regulatory application for their commercial use. We may not be able to commercialize some or all of these products in a timely manner or at all.

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

Before we or our licensing partners can seek regulatory approval of any of our product candidates, we must complete large scale clinical trials, which are expensive and have uncertain outcomes. If we do not develop drugs that are ultimately approved by regulators and then become commercially successful, we will not recoup our investments and our business will suffer.

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

        We have a portfolio of cancer drugs in various stages of early development. We are currently conducting clinical trials on our products AT13387, SGI-110, AT7519, AT9283, and AT13148. We also expect to commence other new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to complete existing or undertake any additional clinical trials for our product candidates. If we are unable to complete our existing clinical trials or undertake additional clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

We may be required to suspend, repeat or terminate our clinical trials if they are not conducted in compliance with regulatory requirements, and then might have no opportunity to recoup our investment.

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

        We may encounter other problems and failures in studies that would cause us, ethics committees, or the FDA to delay or suspend the studies. Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. For example, on March 6, 2012, the FDA declined to approve a supplemental marketing application filed by Eisai upon the completion of a randomized Phase III clinical trial of Dacogen in elderly patients with AML. The FDA declined the application because the pre-specified analysis of the primary endpoint in the study did not demonstrate statistically significant superiority of Dacogen over the control arm.

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

        Previously unidentified adverse events or an increased frequency of adverse events that may occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and/or other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market.

Changes in U.S. and foreign laws and regulations may delay product development and adversely affect our revenues and our operations

        We could become subject to new government laws and regulations, such as (i) changes in the FDA and foreign regulatory approval processes that may cause delays in approving, or preventing the approval of, our products, (ii) changes in intellectual property laws that make it more difficult for us to protect and enforce our proprietary rights, (iii) changes in GCP regulations and guidelines for products in clinical development that create more burdensome requirements and add costs to our operations. Changes in foreign regulations could also result in failure to secure regulatory approval of Dacogen in some territories and our future revenues from royalty payments from sales of Dacogen in those territories would decrease and ultimately cease. Any legal or regulatory changes could negatively affect our business, our operating results and the financial condition of our company.

If we are unable to comply with environmental laws and regulations, our business may be harmed.

        We are subject to federal, state, local, and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of biohazardous materials at some of our facilities. We believe our safety procedures for these materials comply with all applicable environmental laws and regulations, and we carry what we believe to be adequate insurance coverage for the size of our business. However, we cannot entirely eliminate the risk of accidental contamination or injury from these materials. If an accident or environmental discharge occurs, we could be held liable for any resulting damages, which could exceed our insurance coverage and financial resources.

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

        We may be unable to maintain our relationships with our third-party manufacturers. If we need to replace or seek new manufacturing arrangements, we may have difficulty locating and entering into arrangements with qualified contract manufacturers on acceptable terms, if at all. We are aware of only a limited number of companies on a worldwide basis who operate manufacturing facilities in which our products can be manufactured to the required specifications and in compliance with GMPs. It could take several months, or significantly longer, for a new contract manufacturing facility to obtain FDA approval and to develop substantially equivalent processes for the production of our product candidates. We may not be able to contract with any of these companies on acceptable terms, if at all. Any delay in, or inability to, implement adequate replacements could harm our reputation, cause delays in our product timelines, and negatively impact our clinical trials, as well as our revenues and business.

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

        The pharmaceutical industry in general and the oncology sector in particular is highly competitive and subject to significant and rapid technological change. There are many companies, both public and private, including well-known pharmaceutical companies that are engaged in the discovery and development of products for some of the oncology indications that we are pursuing. Some of our competitors and probable competitors include ArQule, Inc., Array BioPharma, Crystal Genomics, Exelixis, Infinity Pharmaceuticals, Daiichi Sankyo Group, Vertex Pharmaceuticals, Sanofi, Bristol-Myers Squibb Company, Celgene Corporation, Eli Lilly & Co., GSK, Hoffman-LaRoche, Inc., Novartis AG, Pfizer, Synta Pharmaceuticals, and others.

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

        Factors affecting competition in the pharmaceutical industry vary depending on the extent to which competitors are able to achieve an advantage based on superior differentiation of their products, better go-to-market strategies, greater institutional knowledge, or depth of resources. Our ability to establish and maintain a competitive advantage will likely depend on the ability of Pyramid to discover new drug candidates more effectively and against targets not accessible by many competitors, and make accurate predictions about the effectiveness and safety of our drug candidates, as well as our ability to effectively and rapidly develop investigational drugs.

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

        Clinical trials and commercial use of our current and potential products may expose us to liability claims from the use or sale of these products. Consumers, healthcare providers, pharmaceutical companies and others selling such products might make claims of this kind. Successful product liability claims against pharmaceutical products can result in hundreds of millions of dollars. Oftentimes juries are also less sympathetic towards pharmaceutical companies, which may result in high awards of damages to plaintiffs. We have obtained limited product liability insurance coverage for our products and clinical trials, under which the coverage limits are $10 million per occurrence and $10 million in the aggregate. Our insurance coverage may not be adequate to protect us in the event of a claim. We may not be able to obtain or maintain insurance coverage in the future at a reasonable cost or in sufficient amounts to protect us against losses. If third parties bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liabilities, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None

ITEM 2.    PROPERTIES.

        Our principal administrative facility is currently located in leased general office space, containing approximately 37,000 square feet, in Dublin, California, under a lease that expires in November 2015. We also lease a 36,389 square foot laboratory and administrative building in Cambridge, UK under a lease that expires in March 2023. We also have a drug formulation laboratory in a 10,000 square foot industrial building that we own in Pleasanton, California. We believe the above properties are adequate and suitable for our operations in the foreseeable future.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

        Our common stock trades on the Nasdaq Global Market under the symbol "ASTX." The following table sets forth the high and low trading price information for our common stock for each quarterly period in the two most recent fiscal years as reported on the Nasdaq Global Market:

	High	Low
2012
Quarter ended March 31, 2012	$2.95	$1.71
Quarter ended June 30, 2012	2.17	1.57
Quarter ended September 30, 2012	3.49	2.01
Quarter ended December 31, 2012	3.17	2.14
2011
Quarter ended March 31, 2011	$3.26	$2.53
Quarter ended June 30, 2011	3.35	2.51
Quarter ended September 30, 2011	3.21	1.79
Quarter ended December 31, 2011	2.06	1.51

Holders of Record

        As of March 1, 2013, there were 482 holders of record of our common stock and approximately 14,500 beneficial stockholders.

Dividends

        We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We have no agreements that restrict our ability to pay dividends. We intend to retain future earnings, if any, for use in our business.

Equity Securities

        During the fiscal year ended December 31, 2012, we did not repurchase our common stock or issue unregistered securities.

Company Stock Price Performance Graph

        The performance graph below is required by the SEC in the Company's annual report to its securityholders and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or the Securities Exchange Act except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such Acts.

        The graph compares our cumulative total stockholder return with those of the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index. The graph assumes that $100 was invested on December 31, 2007 in the Company's common stock and in the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index, including reinvestment of dividends. Note that historic stock price performance should not be considered indicative of future stock price performance.

	12/07	12/08	12/09	12/10	12/11	12/12
Astex Pharmaceuticals, Inc	100.00	52.33	71.78	71.78	51.78	79.73
NASDAQ Composite	100.00	59.10	82.19	97.23	98.85	110.91
NASDAQ Pharmaceutical	100.00	97.66	104.97	111.73	123.23	165.09

ITEM 6.    SELECTED FINANCIAL DATA.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the financial statements and notes thereto appearing in Item 15 of Part IV of this report.

	Year ended December 31,
Consolidated Statement of Operations Data:	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Total revenues	$83,159	$66,914	$52,972	$41,253	$38,422
Research and development expenses	60,418	43,895	28,394	29,689	32,685
Selling, general and administrative expenses	15,662	16,842	9,442	8,994	11,119
Amortization of intangibles and impairment charges	15,407	4,465	—	—	—
Acquired in-process research and development	—	—	—	—	5,185
Gain on disposition of assets and sale of products	(1,276)	(700)	(750)	(595)	(2,236)

Income (loss) from operations	(7,052)	2,412	15,886	3,165	(8,331)
Other income (expense) and income tax benefit (provision)	15,299	3,130	387	1,572	(780)

Net income (loss)	$8,247	$5,542	$16,273	$4,737	$(9,111)

Basic net income (loss) per common share	$0.09	$0.07	$0.27	$0.08	$(0.16)

Diluted net income (loss) per common share	$0.08	$0.07	$0.27	$0.08	$(0.16)

Shares used to compute basic net income (loss) per common share	93,264	75,072	60,287	59,316	57,721

Shares used to compute diluted net income (loss) per common share	101,987	75,751	60,635	59,340	57,721

	As of December 31,
Consolidated Balance Sheet Data:	2012	2011	2010	2009	2008
	(In thousands)
Cash, cash equivalents, marketable securities, and restricted cash	$138,263	$128,051	$122,511	$103,022	$90,679
Other current assets	8,284	10,338	1,370	2,054	1,307
Property, plant and equipment, net	5,749	7,013	3,932	4,205	4,437
Goodwill and other intangible assets	121,304	130,992	731	731	731
Other assets	1,564	554	554	505	611

Total assets	$275,164	$276,948	$129,098	$110,517	$97,765

Current liabilities	$19,640	$34,670	$6,048	$6,573	$6,629
Non-current liabilities	18,582	22,277	1,438	1,958	645
Total stockholders' equity	236,942	220,001	121,612	101,986	90,491

Total liabilities and stockholders' equity	$275,164	$276,948	$129,098	$110,517	$97,765

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our estimates about profitability or losses; the percentage and amount of royalties we expect to earn on Dacogen sales under our agreement with Eisai; our forecasts regarding our operating expenses; our expectations about the timing of regulatory reviews; our statements regarding the sufficiency of our cash to meet our operating needs; our expectations to pay the remaining balance on the deferred consideration to former ATL stockholders; and our expectations to retain future earnings. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: the commercial success of Dacogen, particularly in the EU and in other areas outside the United States; the approval by regulatory agencies of expanded applications for Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; our ability to launch and commercialize products; the stability of our stock price for purposes of measuring impairment of goodwill; our ability to establish and maintain collaborative relationships; competition; our ability to obtain funding; our ability to protect our intellectual property in the United States and abroad; the success of the Pyramid drug discovery platform;; our dependence on third party suppliers and manufacturers; risks associated with the hiring and loss of key personnel; and adverse changes in the specific markets for our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of Astex Therapeutics Limited ("ATL"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. We agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company, no later than 30 months after the closing of the acquisition (January 2014). We made the first payment of $10 million in cash in February 2012, paid the second installment of $2.2 million in cash in August 2012, and paid the third installment of $2.9 million in cash in February 2013.

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

        We currently receive development and license revenue from partnered programs and royalty revenues relating to sales of Dacogen® (decitabine) for Injection, a product approved by the FDA for the treatment of patients with myelodysplastic syndrome ("MDS"), which is licensed to Eisai under an exclusive worldwide license. In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag Gmbh International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. We are entitled to receive a royalty on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $12.5 million in future contingent payments dependent upon achievements for Dacogen globally. In September 2012, the European Commission approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary acute myeloid leukemia ("AML"), according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. Dacogen was also granted a 10-year Orphan Drug designation in Europe for the treatment of elderly AML. In early October 2012, we received a $5 million payment from Eisai for the first commercial sale of Dacogen in the EU.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $326.5 million through December 31, 2012, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the last three years, we expect to have operating losses over the next few years and we may never achieve sustained profitability.

        Ultimately, our ability to sustain profitability will depend upon a variety of factors, including seeking and receiving regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, Eisai's success in selling Dacogen in North America, the degree of market-share lost by competition from lower-cost generic products against Dacogen, Cilag's success in obtaining regulatory approval and commercializing Dacogen in Europe, obtaining the necessary reimbursement authorizations to penetrate controlled markets, the success of our various collaborative, research and license arrangements, whether our partners exercise their options to further develop and commercialize any of the compounds resulting from the joint development efforts, the launch of new products, the success of the Pyramid drug development platform, and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive and do not support further development or approval, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. As a result, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

Critical Accounting Policies

        Our management discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and reported disclosures. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, intangible assets and goodwill, and impairment of investments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        As of December 31, 2012, there was $4.8 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.64 years.

Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the year ended December 31, 2012, we recorded royalty revenue of $71.1 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

        In January 2012, we entered into an Asset Transfer Agreement with GSK. Under the terms of the Transfer Agreement, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. We recognized the remaining balance of deferred revenue of $1.4 million at December 31, 2011 related to this agreement as development and license revenue in the year ended December 31, 2012.

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

Intangible Assets and Goodwill

        The fair value of the identified intangible assets recorded in the acquisition of ATL was estimated by using income or cost replacement approaches. The acquisition of ATL also created goodwill as the purchase price exceeded the fair value of the identifiable assets acquired net of the liabilities assumed. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years, the estimated useful lives of the assets. The in-process research and development and trademark intangibles, as well as the goodwill, are deemed to have indefinite lives. The indefinite lived intangible assets will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present) until the completion or abandonment of the associated research and development efforts. During the year ended December 31, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recording of an impairment charge of $7.4 million.

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

        Equity investments in securities without readily determinable fair value, which consist of investments in privately held companies, are carried at cost. As of December 31, 2011, we held one such non-marketable security with a carrying amount of $500,000, which has been included in other assets in the condensed consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. During the year ended December 31, 2012, based on the current financial status and information received from the issuer, we determined that the value of our investment was impaired, and recorded an other than temporary decline in value of $485,000.

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

        In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012. The adoption of the provisions of this guidance did not have any impact on our results of operations, cash flows, and financial position.

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

        In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective for the Company in 2013, but early adoption is permitted. Adoption of this standard will not have a material impact on our results of operations, cash flows, or financial position.

        In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance will be effective for the Company in 2013. Adoption of this standard, which is related to disclosure only, will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

Results of Operations

Revenues (in thousands)	2012	2011	2010
Royalty revenue	$71,091	$60,519	$52,463
Development and license revenue	12,068	6,395	509

Total revenues	$83,159	$66,914	$52,972

        The increases in royalty revenue are due to higher worldwide Dacogen product sales by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statements from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. For example, the royalty revenues recorded in 2012 represent Eisai's Dacogen sales for the fourth quarter of 2011 and the first three quarters of 2012. Details of Dacogen sales and related royalty revenues were as follows (in thousands):

	2012	2011	2010
Net Dacogen product sales:
North America	$224,589	$202,470	$179,380
Rest of the world	55,243	42,569	40,560

Total	$279,832	$245,039	$219,940

Royalty revenue	$71,091	$60,519	$52,463

        Despite the year-over-year increases in royalty revenue from 2010 to 2012, as Dacogen's orphan drug status in the United States expires in May 2013, we expect to see an overall decrease in royalty revenues from North America in 2013. We expect this decrease will be offset by an increase in Dacogen royalty revenues in Europe and other areas outside the United States, but we cannot predict the amount or timing of any such increase.

        Development and license revenue relates to the receipt of payments upon achievement of specified performance targets resulting from our various collaboration or license agreements, as well as the recognition of upfront payments received in prior years in connection with license or collaboration agreements. Upfront payments are generally deferred and recognized on a straight-line basis over the relevant estimated periods of continuing involvement, generally the research term. In January 2012, we terminated our license agreement with GSK and transferred certain existing research work and assets generated under the epigenetic collaboration and granted licensing rights to GSK. We recognized the remaining balance of deferred revenue of $1,430,000 related to this agreement as development and license revenue in 2012. Development and license revenue in 2012 also includes recognition of $5,439,000 relating to a collaboration agreement with Janssen Pharmaceutica NV, triggered upon clearance to commence a Phase I clinical trial of an FGFR kinase inhibitor, receipt of a $199,000 payment from a collaboration agreement relating to achievement of a defined patient enrollment threshold, and $5,000,000 received from Eisai upon first commercial sale of Dacogen in the EU. Although we may receive additional contingent payments under the Eisai agreement in amounts totaling up to $12.5 million, we cannot predict the actual amounts of such receipts or when they will be received, if at all.

        Development and license revenue in 2011 includes the receipt of contingent payments of $4,367,000 based upon achievement of specific performance criteria under our GSK collaboration agreement, as well as recognition of upfront payments received from GSK and Janssen in connection with research and license agreements of $2,028,000. Included in the revenue from upfront payments in 2011 is recognition of the remaining deferred revenue balance of $1,244,000 related to the Janssen research alliance during the fourth quarter of 2011 when Janssen exercised its right to terminate its participation in the development of one compound.

        Development and license revenue in 2010 represents the recognition of upfront payments from our agreements with GSK.

Operating expenses (in thousands)	2012	2011	2010
Research and development	$60,418	$43,895	$28,394
General and administrative	15,662	16,842	9,442
Amortization of intangibles	8,005	3,215	—
Impairment of intangibles	7,402	1,250	—
Gain on disposition of assets and sale of products	(1,276)	(700)	(750)

Total operating expenses	$90,211	$64,502	$37,086

        The increase in research and development costs from 2011 to 2012 is primarily due to higher drug discovery, product development, and clinical trial programs associated with SGI-110 and AT13387, partially offset by declines in costs due to the closure of our Pleasanton and Utah laboratories. The 2011 results reflect the expenses of ATL's Cambridge location since the acquisition date of July 20, 2011, while the 2012 results reflect full year activity. The increase in research and development expenses from 2010 to 2011 was primarily due to the consolidation of ATL's activities from the acquisition date of July 20, 2011 and corresponding expenditures related to drug discovery efforts and clinical trial costs for AT13387, SGI-110, and amuvatinib, and severance costs of $995,000 in 2011.

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

Third Party Costs and Direct Salaries Identifiable by Project (in thousands)	2012	2011	2010	Cumulative To Date
SGI-110	$8,427	$5,323	$2,566	$20,263
AT13387	5,601	1,502	—	7,103
Amuvatinib	2,154	3,712	2,821	24,726
SGI-1776	47	96	2,277	10,124
AT7519	94	961	—	1,056
AT9283	27	134	—	161
All other projects	1,454	6,718	4,383	28,855

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

        The decline in general and administrative expenses from 2011 to 2012 relates primarily to declines in one-time acquisitions costs of $3.5 million relating to the acquisition of ATL recorded in 2011, offset by increased recurring salaries and benefits, rent, and facility costs related to our ATL's Cambridge location since the acquisition date of July 20, 2011. The increase in general and administrative expenses from 2010 to 2011 relates primarily to acquisition costs of $3.5 million and the consolidation of ATL's activities from the acquisition date of July 20, 2011, as well as higher stock-based compensation and legal expenses.

        Amortization of intangibles relates to the intangible assets that were part of the acquisition of ATL in July 2011. Definite-lived intangible assets are being amortized over their estimated useful lives. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years.

        Our indefinite lived intangible assets are not amortized but instead are tested for impairment at least annually (or more frequently if certain indicators are present) until the completion or abandonment of the associated research and development efforts. As a result, it is difficult to forecast the timing and amounts of any future impairments. During 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recording of an impairment charge of $7,402,000. During 2011 we recorded an impairment charge of $1,250,000 related to the reduction in the fair value of one of our active collaboration intangibles that resulted from Janssen terminating its participation in the development of one compound.

        During the year ended December 31, 2012, we acquired an investment of 681,632 shares of Series A preferred stock in a private company. This investment represents less than 10% of the outstanding voting securities of this entity and was valued at $2.20 per share, for a total investment of $1,500,000. In exchange for the acquisition of these shares, we sold fixed assets and other intellectual property from our Utah laboratory location with a net book value of $924,000, resulting in the recognition of a gain on disposition of such assets of $576,000.

        The remaining gains on sale of products relates to the sale of our North American and worldwide rights to Nipent to Hospira in 2006 and 2007. Gain on sale of products for the years ended December 31, 2012 and 2011 each represented a $700,000 payment from Hospira relating to the sale of the worldwide rights. Gain on sale of products for the year ended December 31, 2010 represented the receipt of a $700,000 payment from Hospira relating to the worldwide rights and a $50,000 elimination of the remaining balance of our price protection reserve relating to the North American agreement with Hospira. No further payments are expected from Hospira.

Other income (expense) and income tax benefit (provision) (in thousands)	2012	2011	2010
Interest income	$188	$226	$182
Gain (loss) on sale of investments and fixed assets	2,583	(75)	—
Other than temporary decline in value of investments	(524)	—	—
Other income (expense)	20	(309)	244
Income tax benefit (provision)	13,032	3,288	(39)

        The changes in interest income have been due primarily to variations in interest rates.

        Gain on sale of investments and fixed assets in 2012 primarily represents the net gain on sale of our shares of Sarepta Therapeutics, Inc (formerly AVI BioPharma, Inc.)

        Other than temporary decline in value of investments relates primarily to the write down in value of our equity investment in a privately held company. This investment had been carried at cost, and we periodically reviewed the investment and evaluated whether an impairment in value had occurred. During the year ended December 31, 2012, based on the current financial status and information received from the issuer, we determined that the value of our investment was impaired, and recorded an other than temporary decline in value of $485,000.

        Other income in 2012 represents foreign transaction gains offset by an increase in the value of our warrant liability. Other expense recorded in 2011 primarily represents losses on foreign currency transactions, offset in part by changes in the value of the warrant liability. Other income in 2010 represented receipt of proceeds under the Qualifying Therapeutic Discovery Project program relating to our qualifying research and development programs.

        The income tax benefits for 2012 and 2011 were primarily due to the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL and UK research and development tax credits. The income tax provision of $39,000 in 2010 represented state tax provisions, taking into account estimated net operating loss carrybacks and research and development tax credits.

Liquidity and Capital Resources

        Our cash, cash equivalents, and current and non-current marketable securities totaled $138.3 million at December 31, 2012, compared to $128.1 million at December 31, 2011. Given our expectations of decreased Dacogen royalty revenues discussed above, we do not expect that the total value of our cash, cash equivalents and non-current marketable securities will increase in 2013 as it did in 2012.

        Net cash provided by operating activities was $18.0 million in 2012 and consisted primarily of the net income of $8.2 million plus non-cash depreciation of $1.5 million, non-cash amortization of intangibles of $8.0 million, non-cash impairment of intangibles of $7.4 million, non-cash stock compensation expense of $3.1 million, and decrease in accounts receivable of $4.4 million, offset by gain on sale of investments and fixed assets of $2.6 million, increase in income tax receivable of $1.8 million, and decreases in accounts payable and other accrued liabilities of $2.0 million, deferred tax liability of $6.4 million, and deferred revenue of $1.4 million. Net cash provided by operating activities was $12.4 million in 2011 and consisted primarily of the net income of $5.5 million plus non-cash depreciation of $1.4 million, non-cash amortization of intangibles and impairment of intangibles of $4.5 million, non-cash stock-based compensation expense of $3.1 million, decrease in restricted cash of $2.1 million, and an increase in accounts payable and other accrued liabilities of $2.5 million, offset in part by an increase in accounts receivable of $1.4 million, an increase in income tax receivable of $1.5 million, a decrease in deferred tax liability of $1.8 million, and a decrease in deferred revenue of $2.0 million. Net cash provided by operating activities was $18.0 million in 2010 and consisted primarily of the net income of $16.3 million plus non-cash depreciation of $1.3 million, and non-cash stock-based compensation expense of $1.4 million.

        Net cash used in investing activities was $43.6 million in 2012 and consisted primarily of purchases of marketable securities of $169.0 million, payment of deferred consideration of $12.3 million, and purchases of property and equipment of $1.0 million, partially offset by proceeds from sales and maturities of marketable securities of $138.0 million. Net cash provided by investing activities was $2.4 million in 2011 and consisted primarily of $98.6 million in maturities of marketable securities, offset in part by $95.3 million for purchases of marketable securities and $1.4 million for purchases of property and equipment. Net cash used in investing activities was $0.5 million in 2010 and consisted primarily of $169.1 million for purchases of marketable securities and $1.0 million for purchases of property and equipment, offset in part by $169.0 million in maturities of marketable securities.

        Net cash provided by financing activities was $715,000, $434,000 and $336,000 in 2012, 2011 and 2010, respectively, and related entirely to proceeds from the issuance of common stock upon exercise of stock options and issuances under our employee stock purchase plan.

        Our contractual obligations as of December 31, 2012 are as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$20,144	$2,317	$6,109	$3,232	$8,486

Total contractual cash obligations	$20,144	$2,317	$6,109	$3,232	$8,486

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

        We agreed to pay the former ATL stockholders deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. Deferred consideration will be paid in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration milestones to be received. We paid the first deferred consideration installment of $10.0 million in early February 2012, the second installment of $2.3 million in August 2012, and the third installment of

$2.9 million in February 2013. We estimate that remaining balance of $14.8 million will be paid in January 2014.

        Avicine, Sarepta's proprietary cancer vaccine, will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of an agreement that we have entered into with Sarepta, we are obligated to make payments to Sarepta based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years related to Avicine that could total $80 million. However, no significant development efforts have been incurred for Avicine since 2003 and none are anticipated in the near future.

        We will pay the former Montigen stockholders an additional $6.8 million in shares of Astex common stock, contingent upon achievement of specific regulatory milestones.

        We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2012.

        We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. There are no material commitments for such payments as of December 31, 2012.

        We have financed our operations primarily through the issuance of equity and debt securities, the receipt of milestone, royalty and other payments in connection with collaborative agreements, and the sale of non-core assets. Based on our current forecasted product development activities, we believe that our current cash, cash equivalents, marketable securities and other investments will satisfy our cash requirements for at least the next 12 to 24 months. We may pursue additional financing options, including the selling of additional shares of stock in public or private offerings.

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

Income Taxes

        As of December 31, 2012, we have net operating loss carryforwards for federal income tax purposes of approximately $197.8 million which expire in the years 2013 through 2028, net operating loss carryforwards for state income tax purposes of approximately $110.9 million which expire in the years 2014 through 2032, federal research and development credit carryforwards of approximately $478,000 which expire in the year 2031, and state research and development carryforwards of approximately $12.0 million, which have no expiration, and foreign net operating loss carryforwards of approximately $50.0 million, which have no expiration. The realization of these future tax benefits is dependent upon our ability to generate sufficient taxable income within the carryforward period. Because of our history and expectations of future operating losses, we believe that these benefits are not currently likely to be realized, and, accordingly, the net deferred tax assets have been offset by a valuation allowance.

        Utilization of our net operating loss carryforwards are subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating losses before utilization. Our deferred tax assets have been adjusted for the expected limitation.

        We have no unrecognized tax benefits as of December 31, 2012. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2013. No interest and penalties expenses were recognized in the statements of operations for the years ended December 31, 2010, 2011, and 2012. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1997 forward due to net operating losses in tax years 1995 through 2009. We are subject to tax examinations in the United Kingdom from 2011 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2013.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Rate Risk

        The functional currency of our subsidiary in the United Kingdom is British Pounds Sterling. We have certain cash balances, goodwill and other intangible assets, and other assets and liabilities denominated in British Pounds Sterling. As a result, we are exposed to foreign currency rate fluctuations and we do not hedge against the risk associated with such fluctuations. Consequently, changes in exchange rates could result in material exchange losses and could unpredictably, materially and adversely affect our operating results and stock price. A hypothetical 1% increase or decrease in foreign exchange rates would result in an approximate $1.2 million increase or decrease, respectively, in our financial assets and liabilities denominated in British Pounds Sterling. This potential change is based on a sensitivity analysis performed on our financial position at December 31, 2012. Actual results may differ materially. We do not hold any derivative financial instruments to manage our foreign currency exchange rate risks.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        All information required by this item is included on pages F-1 to F-33 in Item 15 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

        Under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2012. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2012 was effective.

        Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2012 as included below.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Astex Pharmaceuticals, Inc.

        We have audited Astex Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Astex Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Astex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Astex Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Astex Pharmaceuticals, Inc. and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Redwood City, California March 18, 2013

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Information regarding our Board of Directors is incorporated by reference to the section entitled "Election of Directors" appearing in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement").

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

  3.
  Exhibits:

Exhibit Number	Description of Document
(d)3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(l)3.2	Bylaws of the Registrant, as amended and restated on July 20, 2011.
(t) 3.3	Certificate of Ownership and Merger dated September 9, 2011 between SuperGen, Inc. and Astex Pharmaceuticals, Inc.
(g)4.1	Specimen Common Stock Certificate.
(f)10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
(**)(q)10.2	2003 Stock Plan, as amended effective June 20, 2012.
(**)(i)10.3	2008 Employee Stock Purchase Plan as amended March 17, 2011.
(**)(i)10.4	Astex Therapeutics Limited 2010 Share Option Scheme.
(**)(i)10.5	Astex Technology Limited Enterprise Management Incentive Scheme.
(**)(i)10.6	Astex Technology Share Option Plan for Consultants.
(**)(b)10.7	Amended and Restated Executive Employment and Confidential Information and Invention Assignment Agreement dated March 10, 2011 between Registrant and James S.J. Manuso.
(**)(s)10.8	Contract of Employment effective June 22, 2012 by and between Astex Therapeutics Limited and Dr. Harren Jhoti.
(**)(s)10.9	Confidentiality and Proprietary Information Deed effective June 22, 2012 by and between Astex Pharmaceuticals, Inc., Astex Therapeutics Limited, and Dr. Harren Jhoti.
(**)(s)10.10	Contract of Employment effective June 22, 2012 by and between Astex Therapeutics Limited and Martin Buckland.
(**)(s)10.11	Confidentiality and Proprietary Information Deed effective June 22, 2012 by and between Astex Pharmaceuticals, Inc., Astex Therapeutics Limited, and Martin Buckland.

Exhibit Number	Description of Document
(**)(c)10.12	Severance Benefit Plan for Officers.
(d)10.13	Office Building Lease dated June 23, 2000 between the Registrant and Koll Dublin Corporate Center, L.P.
(p)10.14	First Amendment to Lease between the Registrant and Dublin Corporate Center Two, L.P. made as of August 2, 2010.
(u)10.15	Underlease Agreement between Astex Technology Limited and Trinity College (CSP) Limited dated March 20, 2003.
(k)10.16	Common Stock and Warrant Purchase Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(k)10.17	United States of America Sales, Distribution, and Development Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(j)10.18	Registration Rights Agreement dated April 4, 2000 between the Registrant and AVI BioPharma, Inc.
(*)(h)10.19	Amended and Restated License Agreement effective September 21, 2004 between the Registrant and MGI PHARMA, Inc.
(h)10.20	Common Stock Purchase Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(h)10.21	Investor Rights Agreement dated August 31, 2004 between the Registrant and MGI PHARMA, Inc.
(n)10.22	Amended and Restated Agreement and Plan of Merger and Reorganization, dated March 30, 2006, by and among the Registrant, King's Peak Acquisition Corporation, Montigen Pharmaceuticals, Inc., James Clarke, as Stockholder Representative and U.S. Bank National Association, as Escrow Agent.
(o)10.23	Asset Acquisition Agreement, dated June 21, 2006, between the Registrant and Mayne Pharma (USA), Inc.
(m)10.24	Asset Acquisition Agreement Amendment dated August 22, 2006 between the Registrant and Mayne Pharma (USA), Inc.
(a)10.25	Asset Acquisition Agreement, dated November 25, 2006, between the Registrant and Mayne Pharma plc.
(*)(e)10.26	Amended and Restated Commercial Research and License Agreement dated November 6, 2009 between the Registrant and GlaxoSmithKline.
(e)10.27	Common Stock Purchase Agreement dated October 22, 2009 between the Registrant and GlaxoSmithKline.
(r)10.28	Implementation Agreement, dated April 6, 2011, between the Registrant and Astex Therapeutics Limited.
(*)(v)10.29	Asset Transfer Agreement between Astex Pharmaceuticals, Inc. and GlaxoSmithKline LLC dated January 13, 2012.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer under Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description of Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

(q)
Incorporated by reference from the Registrant's Registration Statement on Form S-8 (Reg. No. 333-186091) filed with the Securities and Exchange Commission on January 18, 2013.

(r)
Incorporated by reference from the Registrant's Report on Form 8-K dated April 6, 2011 filed with the Securities and Exchange Commission on April 7, 2011.

(s)
Incorporated by reference from the Registrant's Report on Form 8-K dated June 22, 2012 filed with the Securities and Exchange Commission on June 28, 2012.

(t)
Incorporated by reference from the Registrant's Report on Form 8-K dated September 9, 2011 filed with the Securities and Exchange Commission on September 13, 2011.

(u)
Incorporated by reference from the Registrant's Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2011.

(v)
Incorporated by reference from the Registrant's Report on Form 8-K dated January 13, 2012 filed with the Securities and Exchange Commission on January 20, 2012.

(b)
Exhibits.    See Item 15(a) above.

(c)
Financial Statement Schedules.    See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Astex Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Astex Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Astex Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Astex Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Redwood City, California March 18, 2013

ASTEX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$15,496	$39,788
Marketable securities	122,727	86,444
Accounts receivable	1,059	5,189
Income tax receivable	4,892	2,963
Prepaid expenses and other current assets	2,333	2,186

Total current assets	146,507	136,570
Marketable securities, non-current	40	1,819
Property, plant and equipment, net	5,749	7,013
Goodwill	46,790	44,794
Other intangible assets, net	74,514	86,198
Other assets	1,564	554

Total assets	$275,164	$276,948

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,238	$7,529
Accrued compensation	4,076	5,324
Other accrued liabilities	619	613
Deferred acquisition consideration	2,213	17,353
Deferred tax liability	3,494	3,342
Deferred revenue	—	509

Total current liabilities	19,640	34,670
Warrant liability	276	187
Deferred acquisition consideration, non-current	14,763	11,624
Deferred tax liability, non-current	3,543	9,545
Deferred revenue, non-current	—	921

Total liabilities	38,222	56,947

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 93,573,548 and 93,049,938 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	94	93
Additional paid in capital	565,153	561,355
Accumulated other comprehensive loss	(1,782)	(6,677)
Accumulated deficit	(326,523)	(334,770)

Total stockholders' equity	236,942	220,001

Total liabilities and stockholders' equity	$275,164	$276,948

See accompanying notes to consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues:
Royalty revenue	$71,091	$60,519	$52,463
Development and license revenue	12,068	6,395	509

Total revenues	83,159	66,914	52,972
Operating expenses:
Research and development	60,418	43,895	28,394
General and administrative	15,662	16,842	9,442
Amortization of intangibles	8,005	3,215	—
Impairment of intangibles	7,402	1,250	—
Gains on disposition of certain assets and sale of products	(1,276)	(700)	(750)

Total operating expenses	90,211	64,502	37,086

Income (loss) from operations	(7,052)	2,412	15,886
Interest income	188	226	182
Gain (loss) on sale of investments and fixed assets	2,583	(75)	—
Other than temporary decline in value of investments	(524)	—	—
Other income (expense)	20	(309)	244

Income (loss) before income taxes	(4,785)	2,254	16,312
Income tax benefit (provision)	13,032	3,288	(39)

Net income	$8,247	$5,542	$16,273

Net income per common share:
Basic	$0.09	$0.07	$0.27

Diluted	$0.08	$0.07	$0.27

Weighted average shares outstanding:
Basic	93,264	75,072	60,287

Diluted	101,987	75,751	60,635

See accompanying notes to consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$8,247	$5,542	$16,273
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	3,952	(5,781)	—
Net unrealized gain (loss) on available-for-sale securities	3,510	(3,278)	1,585
Reclassification adjustment for net realized gains on available-for-sale securities recognized in net income	(2,567)	—	—

Other comprehensive income (loss), net of tax	4,895	(9,059)	1,585

Comprehensive income (loss)	$13,142	$(3,517)	$17,858

See accompanying notes to consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid in Capital		Accumulated Deficit
	Shares	Amount				Total
Balances at January 1, 2010	60,199	60	$457,714	$797	$(356,585)	$101,986
Net income	—	—	—	—	16,273	16,273
Other comprehensive income	—	—	—	1,585	—	1,585
Issuance of common stock upon exercise of stock options	92	—	182	—	—	182
Issuance of common stock in connection with employee stock purchase plan	67	—	154	—	—	154
Compensation expense from stock option grants	—	—	1,432	—	—	1,432

Balances at December 31, 2010	60,358	60	459,482	2,382	(340,312)	121,612
Net income	—	—	—	—	5,542	5,542
Other comprehensive loss	—	—	—	(9,059)	—	(9,059)
Issuance of common stock for acquisition of Astex Therapeutics Ltd.	32,353	32	95,087	—	—	95,119
Assumption of stock options in connnection with acquisition of Astex Therapeutics Ltd.	—	—	3,270	—	—	3,270
Issuance of common stock upon exercise of stock options	263	1	282	—	—	283
Issuance of common stock in connection with employee stock purchase plan	76	—	151	—	—	151
Compensation expense from stock option grants	—	—	3,083	—	—	3,083

Balances at December 31, 2011	93,050	93	561,355	(6,677)	(334,770)	220,001
Net income	—	—	—	—	8,247	8,247
Other comprehensive income	—	—	—	4,895	—	4,895
Issuance of common stock upon exercise of stock options	438	1	594	—	—	595
Issuance of common stock in connection with employee stock purchase plan	86	—	120	—	—	120
Compensation expense from stock option grants	—	—	3,084	—	—	3,084

Balances at December 31, 2012	93,574	$94	$565,153	$(1,782)	$(326,523)	$236,942

See accompanying notes to consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011	2010
Operating activities:
Net income	$8,247	$5,542	$16,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,526	1,437	1,280
Amortization of intangibles	8,005	3,215	—
Impairment of intangibles	7,402	1,250	—
Gain on sale of investments and fixed assets	(2,583)	75	—
Stock-based compensation expense	3,084	3,083	1,432
Other than temporary decline in value of investments	524	—	—
Change in valuation of deferred acquisition consideration	271	628	—
Change in valuation of warrant liability	89	(114)	—
Recognition of gain on disposition of assets and sale of products	(1,276)	(700)	(700)
Changes in operating assets and liabilities:
Accounts receivable	4,356	(1,449)	—
Income tax receivable	(1,795)	(1,455)	864
Prepaid expenses and other assets	(71)	7	(229)
Restricted cash	—	2,134	121
Accounts payable and other accrued liabilities	(1,951)	2,478	(535)
Deferred tax liability	(6,377)	(1,793)	—
Deferred revenue	(1,430)	(1,986)	(510)

Net cash provided by operating activities	18,021	12,352	17,996

Investing activities:
Purchases of marketable securities	(168,993)	(95,269)	(169,107)
Sales and maturities of marketable securities	138,000	98,551	168,954
Proceeds from sale of products	700	700	700
Purchases of property and equipment	(1,031)	(1,376)	(1,007)
Proceeds from sale of property and equipment	—	101	—
Acquisition of Astex Therapeutics net assets, net of cash acquired	—	(269)	—
Payment of deferred consideration relating to acquisition of Astex Therapeutics Limited	(12,272)	—	—

Net cash provided by (used in) investing activities	(43,596)	2,438	(460)

Financing activities:
Proceeds from issuances of common stock	715	434	336

Net cash provided by financing activities	715	434	336

Effect of foreign exchange rate changes on cash and cash equivalents	568	(990)	—
Net increase (decrease) in cash and cash equivalents	(24,292)	14,234	17,872
Cash and cash equivalents at beginning of period	39,788	25,554	7,682

Cash and cash equivalents at end of period	$15,496	$39,788	$25,554

Supplemental Disclosure of Non-Cash Investing Activities:
Fixed assets and intellectual property transferred in exchange for investment	$924	$—
Common stock issued in connection with Astex Therapeutics acquisition	—	95,119	$—
Fair value of stock options assumed in connection with Astex Therapeutics acquisition	—	3,270	—
Fair value of warrants assumed in connection with Astex Therapeutics acquisition	—	301	—
Supplemental Disclosure of Cash Flow Information:
Income taxes paid in cash during the period	$3	$39	$4

See accompanying notes to consolidated financial statements

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, certain accrued liabilities, valuation and impairment of intangibles and goodwill, valuation of warrants, valuation of stock options under share-based payments, and valuation allowance of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Revenue Recognition

        We recognize royalty revenue when we receive the related royalty statement because we do not have sufficient ability to reasonably estimate the underlying sales prior to that time. We recognize milestone fees upon completion of specified substantive at-risk milestones according to the related contract terms.

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

        Marketable securities consist of corporate or government agency debt securities and equity securities that have a readily ascertainable market value based on quoted market prices or other observable inputs, are readily marketable and have maturities in excess of three months. These investments are reported at fair value. All cash equivalents and marketable securities are designated as available-for-sale, with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders' equity. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. The cost of securities sold is determined using the specific identification method.

Equity Investments

        Equity investments in securities without readily determinable fair value for which we own less than 20% of the outstanding shares and for which we have no significant influence in the entity consist of investments in privately held companies and are carried at cost. As of December 31, 2011, we held one such non-marketable security with an original cost basis and carrying value of $500,000, which has been included in other assets in the accompanying consolidated balance sheets. We periodically review this investment and evaluate whether an impairment has occurred. We monitor the liquidity and financing activities of the issuer of this security and evaluate, among other factors, the financial condition and business outlook of the issuer, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investment. During the year ended December 31, 2012, based on the current financial status and information received from the issuer, we determined that the fair value of our investment, based on a non-recurring fair value measurement using Level 3 inputs (see definition below) was $15,000, and therefore we recorded an other than temporary decline in value of $485,000.

        During the year ended December 31, 2012, we acquired an investment of 681,632 shares of Series A preferred stock in a private company. This investment represents less than 10% of the outstanding voting securities of this entity and was valued at $2.20 per share, for a total investment of $1,500,000. This amount is included in other assets in the consolidated balance sheets. In exchange for the acquisition of these shares, we sold fixed assets and other intellectual property from our Utah laboratory location with a net book value of $924,000, resulting in the recognition of a gain on disposition of such assets of $576,000.

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

        As of December 31, 2012, we held $134,098,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and money market funds. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All investment securities are issued by or guaranteed by the U.S. government and its Federal Agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

        The fair value measurements of our financial assets and liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2012
Financial assets carried at fair value:
Money market funds	$—	$1,033	—	$1,033
Commercial paper	—	36,539	—	36,539
Corporate notes	—	11,353	—	11,353
U.S. government and U.S. government agency notes	—	85,133	—	85,133
Equity securities	40	—	—	40

Total	$40	$134,058	—	$134,098

Financial liabilities carried at fair value:
Warrant liability	—	—	$276	$276
Deferred acquisition consideration	—	—	16,976	16,976

Total	—	—	$17,252	$17,252

At December 31, 2011
Financial assets carried at fair value:
Money market funds	$—	$4,469	—	$4,469
Commercial paper	—	31,394	—	31,394
Corporate notes	—	1,435	—	1,435
U.S. government and U.S. government agency notes	—	72,913	—	72,913
Equity securities	1,819	—	—	1,819

Total	$1,819	$110,211	—	$112,030

Financial liabilities carried at fair value:
Warrant liability	—	—	$187	$187
Deferred acquisition consideration	—	—	28,977	28,977

Total	—	—	$29,164	$29,164

        The Company's securities consisting of money market funds, commercial paper, corporate notes, and U.S. government and U.S. government agency notes are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry, and other economic events are monitored and may serve as a trigger to acquire further

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

corroborating market data. There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2012 and 2011, respectively.

        The following table provides reconciliations of financial liabilities measured at fair value using significant unobservable inputs (Level 3)(in thousands):

	Deferred Acquisition Consideration	Warrant Liability
Balances recognized at acquisition date of July 20, 2011.	$28,349	$301
Change in value	628	(114)

Balances at December 31, 2011	28,977	187
Payments of deferred consideration	(12,272)	—
Change in value	271	89

Balances at December 31, 2012	$16,976	$276

        Significant inputs and assumptions used to estimate the fair values of the deferred acquisition consideration are discussed in Note 5. The change in fair value of the deferred acquisition consideration is included in general and administrative expenses on the accompanying statement of operations for the years ended December 31, 2012 and 2011.

        The fair value of warrants is estimated using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fair Value
	December 31, 2012	December 31, 2011
Risk-free interest rate	0.93%	1.32%
Dividend yield	—	—
Expected volatility	61.3%	69.2%
Expected life (in years)	4.75	5.75

        We compute expected volatility using a blend of historical and implied volatility of our common stock based on the period of time corresponding to the expected life of the warrants. The expected life of the warrants is estimated to equal their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement that is commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. The change in fair value of the warrant liability is included in other income (expense) on the accompanying statement of operations for the years ended December 31, 2012 and 2011.

        During 2012 and 2011 we recorded impairment charges for certain indefinite lived intangible assets equal to the difference between the carrying value and the fair value of the assets. The fair value of the assets were measured using the income approach including significant unobservable inputs (Level 3). The inputs and assumptions are discussed in Note 6.

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

        Property, plant and equipment consist of the following at December 31 (in thousands):

	2012	2011	Estimated Useful Lives
Land	$324	$324	N/A
Building and building improvements	4,479	4,400	20-31 years
Leasehold improvements	2,668	2,927	5-10 years
Equipment	4,643	6,754	5 years
Furniture and fixtures	1,959	3,204	3-5 years

Total property and equipment	14,073	17,609
Less accumulated depreciation and amortization	(8,324)	(10,596)

Property, plant and equipment, net	$5,749	$7,013

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Other intangible assets with indefinite useful lives are related to trademarks and acquired in-process research and development projects and are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and other intangible assets with indefinite useful lives. We test goodwill and other indefinite-lived intangible assets for impairment on an annual basis (in December) and, in between annual tests, if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying amounts.

        We test goodwill for impairment at the Company-wide level, and determined that we have one operating segment and one reporting unit and no components within the Company that represent separate businesses and for which discrete financial information is available and regularly reviewed by our management. The annual test for goodwill impairment is a two-step process. In the first step we compare the carrying value of the Company's net assets, including goodwill, with the fair value of the Company. We determine the fair value of the Company based on its market capitalization using quoted market prices of our common stock, and taking into account other factors that may affect the fair value of the Company as a whole. If the fair value is less than the carrying value of the Company's net assets, then in the second step, the impairment loss is measured as the excess, if any, of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the Company over the fair value of all its identified assets and liabilities.

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

Other Income (Expense)

        Other income of $20,000 recorded in the year ended December 31, 2012 represents gains on foreign currency transactions offset by increases in the value of the warrant liability. Other expense of $309,000 recorded in the year ended December 31, 2011 represented losses on foreign currency transactions offset by decreases in the value of the warrant liability. Other income recorded in the year ended December 31, 2010 represented proceeds under the Qualifying Therapeutic Discovery Project program relating to our qualifying research and development programs.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Major Customers

        During 2012, 2011, and 2010, all of our royalty revenue was received from Eisai Corporation related to Dacogen sales (see Note 7 below). Development and license revenue recognized in 2012 consisted of $5,000,000 received from Eisai, $5,439,000 related to our collaboration agreement with Janssen, and $1,430,000 related to our agreements with GlaxoSmithKline. During 2011, development and license revenue consisted of $4,894,000 from our agreements with GlaxoSmithKline and $1,501,000 related to our collaboration agreement with Janssen. All of our development and license revenue recognized in 2010 related to our agreements with GlaxoSmithKline.

Geographical Information

        As a result of our acquisition of ATL in July 2011 (see Note 5), we have assets in both the US and UK as well as revenues recognized in both locations. At December 31, 2012, the geographical breakdown was as follows (in thousands):

	US	UK
Revenues	$77,520	$5,639
Long-lived assets	3,857	124,800	(1)
Total assets	140,574	134,590

(1)
Includes goodwill and intangible assets from acquisition of ATL.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on the Company's available-for-sale securities that are excluded from net income.

        The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

	December 31,
	2012	2011
Foreign currency translation adjustment	$(1,829)	$(5,781)
Unrealized gains (losses) on available-for-sale securities	47	(896)

Accumulated other comprehensive loss	$(1,782)	$(6,677)

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

        The following table contains reconciliations of the numerator and denominator used in the calculation of basic and diluted net income per common share (in thousands):

	Year ended December 31,
	2012	2011	2010
Numerator:
Change in value of deferred consideration added back to net income in calculation of diluted net income per share	$271	—	—
Denominator:
Weighted-average common shares outstanding used in calculation of basic net income per share	93,264	75,072	60,287
Dilutive stock options	1,053	679	348
Dilutive shares potentially issuable as deferred consideration	7,670	—	—

Weighted-average common shares outstanding used in calculation of diluted net income per share	101,987	75,751	60,635

Weighted-average outstanding stock options and warrants not included in dilutive net income per share calculation as they had an antidilutive effect	12,140	10,327	8,322

Shares potentially issuable as deferred acquisition consideration not included in dilutive net income per share calculation as they had an antidilutive effect	—	7,068	—

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

        In June 2011, the FASB issued ASU 2011-05 on the presentation of comprehensive income, which amends current comprehensive income guidance. This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011. We adopted this ASU on January 1, 2012. The adoption of the provisions of this guidance did not have any impact on our results of operations, cash flows, and financial position.

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

        In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance will be effective for the Company in 2013, but early adoption is permitted. Adoption of this standard will not have a material impact on our results of operations, cash flows, or financial position.

        In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance will be effective for the Company in 2013. Adoption of this standard, which is related to disclosure only, will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

2.    Available-for-Sale Securities

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2012
Money market funds	$1,033	$—	—	$1,033
U.S. corporate debt securities	47,891	1	—	47,892
Debt securities issued by U.S. government and U.S. government agencies	85,110	23	—	85,133
Marketable equity securities	16	24	—	40

Total	$134,050	$48	—	$134,098

At December 31, 2011
Money market funds	$4,469	$—	$—	$4,469
U.S. corporate debt securities	32,830	—	(1)	32,829
Debt securities issued by U.S. government and U.S. government agencies	72,901	14	(2)	72,913
Marketable equity securities	2,726	—	(907)	1,819

Total	$112,926	$14	$(910)	$112,030

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Available-for-Sale Securities (Continued)

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value at December 31,
	2012	2011
Amounts included in cash and cash equivalents	$11,331	$23,767
Marketable securities, current	122,727	86,444
Marketable securities, non-current	40	1,819

Total	$134,098	$112,030

        At December 31, 2012, all of our debt securities were due in one year or less based on their contractual maturities.

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

        See Note 11 below regarding the sale of our shares of AVI BioPharma, Inc./Sarepta Therapeutics, Inc. that had been held as marketable equity securities at December 31, 2011. Other than these securities, realized gains and losses on the sale of available-for-sale securities for the years ended December 31, 2012, 2011, and 2010 were not material.

3.    Stockholders' Equity

Stock Reserved for Future Issuance

        At December 31, 2012, we have reserved shares of common stock for future issuance as follows:

Stock options outstanding	16,172,842
Warrants outstanding	184,628
Stock options available for grant	3,456,494
Shares available for Employee Stock Purchase Plan	166,163

19,980,127

Warrants

        At December 31, 2012 and 2011, we had outstanding warrants to purchase 184,628 shares of our common stock at an exercise price of $6.13 per share. The warrants expire in October 2017.

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began November 15, 2012 and is scheduled to end on May 14, 2013.

        We recognized $3,084,000, $3,083,000, and $1,432,000, in stock-based compensation expense for the years ended December 31, 2012, 2011, and 2010, respectively. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the home department of our employees.

        The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

	Year ended December 31,			ATL Replacement Options
	2012	2011	2010	(1)
Expected volatility	67.9%	58.6%	61.0%	58.1%
Expected life (in years)	6.35	5.95	6.32	1.98
Risk-free interest rate	1.18%	2.00%	2.63%	0.44%
Dividend yield	—	—	—	—

(1)
Represents replacement options issued upon the acquisition of ATL on July 20, 2011. See Note 5.

        The fair value of ESPP shares is estimated also using the Black-Scholes option-pricing model based on the weighted average assumptions noted in the following table:

	Year ended December 31,
	2012	2011	2010
Expected volatility	65.0%	64.7%	60.2%
Expected life (in years)	0.50	0.50	0.50
Risk-free interest rate	1.10%	1.57%	2.43%
Dividend yield	—	—	—

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used an estimated forfeiture rate of 7.47% in 2012, 7.89% in 2011, and 8.6% in 2010. The term "forfeitures" is distinct from "expirations" and represents only the unvested portion of the surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

        A summary of the Company's stock options as of December 31, 2012 and activity during the three years then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at January 1, 2010	9,369,905	$5.66
Granted	2,374,897	2.82
Exercised	(91,518)	1.98
Forfeited	(88,686)	2.49
Expired	(432,649)	18.32

Balance at December 31, 2010	11,131,949	4.62
Granted	3,903,275	1.64
Exercised	(262,790)	1.08
Forfeited	(161,699)	3.10
Expired	(244,112)	8.40

Balance at December 31, 2011	14,366,623	3.83
Granted	3,191,170	2.09
Exercised	(451,521)	1.34
Forfeited	(300,683)	2.39
Expired	(632,747)	3.80

Balance at December 31, 2012	16,172,842	$3.58	5.88	$9,396,000

Vested or expected to vest at December 31, 2012	15,523,785	$3.59	5.82	$9,068,000

Exercisable at December 31, 2012	10,802,968	$3.71	5.11	$6,051,000

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Stock-Based Compensation (Continued)

	Year ended December 31,
	2012	2011	2010
Weighted average grant-date fair value of options granted	$1.29	$1.49	$1.66
Weighted average grant-date fair value of options assumed in connection with acquisition of ATL	—	2.14	—
Intrinsic value of options exercised (i.e. difference between the market price at exercise and the price paid to exercise the options)	579,700	237,100	106,000
Cash received from exercise of options	605,800	283,100	182,000

        As of December 31, 2012, there was $4,785,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.64 years.

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

        In addition, we agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. Deferred consideration will be paid in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL has received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the Transaction (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the Transaction (January 2013). Deferred consideration is accounted for as a liability at fair value. We determine the fair value of the deferred consideration liability as the expected present value of future semi-annual installments, discounted at our incremental borrowing rate of five percent. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration payments to be received. We paid the initial installment of deferred consideration in the amount of $10.0 million in cash in February 2012 and paid the second installment of $2.3 million in cash in August 2012. We also paid the third deferred consideration payment of $2.9 million in February 2013. We currently estimate that remaining balance of $14.8 million is will be paid in January 2014.

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

        The acquisition of ATL was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, "Business Combinations" ("ASC 805"). The results of operations of ATL since July 20, 2011 have been included in our consolidated financial statements.

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

        In-process Research and Development (active collaboration agreements) —The intangible assets were valued using the income approach which recognizes that the fair value of an asset is premised upon the

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Acquisition of Astex Therapeutics Limited (Continued)

expected receipt of future economic benefits such as earnings and cash flow. Indications of value are developed by discounting these benefits to their present value at a discount rate that reflects both the current return requirements of the market and the risks inherent in the specific investment. This approach is most appropriate when an identifiable stream of income can be attributed to the particular asset being valued, as is the case with this intangible asset. The distinction between the active and non-active collaboration agreements relates to ATL's involvement in the research and development effort. Active collaboration agreements are those projects where research and development by ATL was still on-going, and ATL was still required to deliver a qualified compound or develop intellectual property for the collaboration partner. Accordingly, ATL has not yet earned the right to receive milestone and royalty amounts from the collaboration partners for the use of its intellectual property. These agreements are still in the initial phases of research and development. Upon completion of the research phases, still at an early stage of compound development (pre-clinical or early clinical), the collaboration partners can elect to assume the research and development efforts moving forward. At that point, ATL's involvement will be limited to a minimal effort of maintaining protection of the intellectual property ("IP"). Beginning with this stage, ATL will be entitled to receipt of IP-based contingent payments (both R&D related and commercial) and royalties for multiple years, both during and after the research and development phases.

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

        Revenues associated with substantive, at-risk milestones pursuant to ATL's collaborative agreements are recognized upon achievement of the milestones through option exercise by the collaboration partner. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance, and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in the collaboration agreement that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable, and collectibility is reasonably assured.

        As a result of the acquisition of ATL, we reorganized and downsized our business to realize certain operational efficiencies at our Salt Lake City, Utah and Pleasanton, California research facilities. The reorganization resulted in the termination of 52 full- and part-time employees from July 2011 through July 2012, and paid severance to all the affected employees. During the years ended December 31, 2012 and 2011 we recorded $659,000 and $995,000, respectively of severance costs, which are recorded in research and development expenses.

6.    Goodwill and Intangible Assets

        We perform annual goodwill impairment tests, primarily to determine if the fair value of the Company as a whole is less than the carrying value of its net assets. We determined that there were no such impairments during 2011 or 2012. We continue to monitor the Company's market capitalization and other events and circumstances affecting its fair value, and continue to evaluate our goodwill for potential impairment in future periods. Should we conclude in a future period that the fair value of the Company as a whole is less than the carrying value of its net assets, we would record a material charge for goodwill impairment, which could be as high as the entire goodwill amount.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Goodwill and Intangible Assets (Continued)

        Changes in the carrying amount of goodwill were as follows:

Balances at December 31, 2009 and 2010	$731
Goodwill recorded upon acquisition of ATL	44,296
Goodwill adjustments	1,615
Impact of translation to current exchange rate	(1,848)

Balance at December 31, 2011	44,794
Impact of translation to current exchange rate	1,996

Balance at December 31, 2012	$46,790

        All of our intangible assets as of December 31, 2012 and 2011 were recorded in connection with the acquisition of ATL in July 2011. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the finite lived intangible assets using the straight-line method, which approximates the pattern in which we expect to derive the benefits from the use of these assets. Intangible assets related to the developed technology are being amortized over seven years and the non-active collaboration agreements are being amortized over five years.

        Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. We test indefinite-lived intangibles for impairment by comparing the carrying value of these intangibles to their fair value, and record an impairment loss for any excess. In the fourth quarter of 2011, Janssen Pharmaceutica NV, a Johnson and Johnson company ("Janssen"), exercised its right under our research alliance to terminate its participation in the development of one compound, which constituted one of the in-process research and development assets we acquired with ATL in July 2011 (see Note 5). As a result of the termination, the exclusive license rights to the compound reverted back to us, and Janssen will not be obligated to make any payments, including milestone payments and royalties, associated with the development of this compound in the future. As a result, we concluded there was a decline in the fair value of the corresponding indefinite-lived intangible asset. We determined the new fair value of this intangible based on an estimated 20% likelihood of continuing the research and development through a similar collaboration agreement and estimating the receipts to be generated from such an arrangement. We recorded a $1,250,000 charge during the year ended December 31, 2011 related to this impairment. Should we decide in the future to abandon this project, we may have to record additional impairment charges. During the third quarter of 2012, one of our collaboration partners, GlaxoSmithKline, LLC ("GSK"), ceased development of three research and development projects, which resulted in the recognition of an impairment charge of $7,402,000, the carrying value of these three research and development projects, which was recorded during the year ended December 31, 2012.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Goodwill and Intangible Assets (Continued)

        Intangible assets consisted of the following at December 31 (in thousands):

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangibles:
Developed technology	$18,181	$(3,704)	$17,488	$(1,076)
Non-active collaboration agreements	26,449	(7,556)	25,495	(2,139)

Total finite-lived intangibles	44,630	(11,260)	42,983	(3,215)

Indefinite-lived intangibles:
Trademarks	2,488	—	2,381	—
Unencumbered compounds	24,987	—	23,904	—
Active collaboration agreements	13,669	—	20,145	—

Total indefinite-lived intangibles	41,144	—	46,430	—

Total intangible assets	$85,774	$(11,260)	$89,413	$(3,215)

        We expect to record amortization expense of approximately $7,899,000 in each of the years 2013-2015, $5,760,000 in 2016, and $2,598,000 in 2017. However, since the underlying intangible assets are denominated in British Pounds Sterling and translated to US dollars, the amounts we record as amortization expense may vary due to fluctuations in currency exchange rates.

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

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. We recognize royalty revenue when we receive the royalty statement from Eisai, due 45 days after the end of each calendar quarter, because we do not have sufficient ability to reasonably estimate Dacogen sales prior to that time. During the years ended December 31, 2012, 2011, and 2010, we recorded royalty revenue from Eisai of $71,091,000, $60,519,000, and $52,463,000, respectively.

        In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag GmbH International, a Johnson & Johnson company ("Cilag"), granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    License and Stock Purchase Agreements with MGI PHARMA, Inc./Eisai Corporation (Continued)

activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $12.5 million in future payments if milestones are achieved for Dacogen sales globally.

        In September 2012, the European Commission approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary Acute Myeloid Leukemia ("AML"), according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. Dacogen was also granted a 10-year Orphan Drug designation in Europe for the treatment of elderly AML. In October 2012, we received a $5 million payment from Eisai for the first commercial sale of Dacogen in the EU, which is included in contract and development revenue in the year ended December 31, 2012.

8.    Agreements with GlaxoSmithKline

        In October 2009, we entered into two agreements with GSK: (1) a Commercial Research and License Agreement (the "License Agreement") and (2) a Common Stock Purchase Agreement (the "Purchase Agreement"). These agreements were combined and accounted for as one arrangement with one unit of accounting for revenue recognition purposes.

        Upon execution of the License Agreement, we received an upfront payment of $2 million from GSK, which was initially recorded as deferred revenue. Pursuant to the Purchase Agreement, we received $3 million from GSK for the purchase of shares of our common stock. The purchase price per share was based on 110% of the average closing price of our common stock for the thirty day period preceding the closing date. This resulted in the issuance of 990,099 shares of our common stock. The fair market value of the shares issued was $2,455,000, based upon the market value of our common stock on the date the transaction was executed and the number of shares to be issued was fixed, and the premium of $545,000 was recorded as additional deferred revenue. The total initial deferred revenue related to GSK of $2,545,000 was being recognized ratably over five years, the expected term of our substantive performance obligations under the License Agreement. For the years ended December 31, 2011, and 2010, we recognized $509,000 of the deferred revenue in each year as development and license revenue.

        In January 2012, we entered into an Asset Transfer Agreement (the "Transfer Agreement") with GSK. Under the terms of the Transfer Agreement, we terminated the License Agreement and transferred certain existing research work and assets generated under the CLIMB™ epigenetic collaboration and grant licensing rights to GSK. We will have no further obligation to conduct additional research work on the program. GSK will make one-time, non-refundable payments to us upon the achievement of the first transferred licensed compound to reach defined milestones as described in the Transfer Agreement and will also pay us royalties upon certain sales from the transferred assets, if any. The remaining balance of deferred revenue of $1,430,000 at December 31, 2011 was recognized as development and license revenue in the year ended December 31, 2012.

9.    Montigen Pharmaceuticals Acquisition

        In 2006, we acquired a privately-held oncology-focused drug discovery and development company called Montigen Pharmaceuticals, Inc. ("Montigen"). Montigen's assets included its research and

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Montigen Pharmaceuticals Acquisition (Continued)

development team, a proprietary drug discovery technology platform and optimization process, CLIMB, and late-stage pre-clinical compounds.

        Upon the closing of the acquisition, we paid the Montigen stockholders a total of $17.9 million, consisting of $9.0 million in cash and $8.9 million in shares of our common stock. The acquisition agreement required us to pay the former Montigen stockholders an additional $22 million, contingent upon the achievement of specific regulatory milestones. The first contingent milestone was achieved in 2007, triggering a payment to the former Montigen stockholders of $10 million. In 2008, the second contingent milestone was achieved, triggering a payment of $5.2 million. There is a $6.8 million remaining future contingent regulatory milestone payment due to the former Montigen stockholders which will be recorded as additional acquired in-process research and development expense when and if the milestone is achieved.

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

        During 2010, we received the third $700,000 installment payment relating to the sale of the worldwide rights to Nipent and wrote off the remaining balance of our price protection reserve of $50,000, resulting in $750,000 which was recorded as gain on sale of products during the year ended December 31, 2010. During 2011 and 2012, we received the fourth and fifth $700,000 installment payments relating to the sale of the worldwide Nipent rights. No further payments are due under this transaction in future periods.

11.    AVI BioPharma, Inc./Sarepta Therapeutics, Inc.

        At December 31, 2011, we held 2,384,211 shares of AVI BioPharma, Inc. ("AVI") common stock. In July 2012, AVI changed its name to Sarepta Therapeutics, Inc. ("Sarepta") and effected a six for one reverse stock split of their shares. In September 2012, we sold all of our shares of Sarepta for $5,384,000, resulting in a net realized gain on sale, after payment of broker commissions, of $2,606,000, which has been recorded in the consolidated statement of operations in the year ended December 31, 2012.

        Avicine, Sarepta's proprietary cancer vaccine, will require significant additional expenditures to complete the clinical development necessary to gain marketing approval from the FDA and equivalent foreign regulatory agencies. As part of an agreement that we have entered into with Sarepta, we are obligated to make payments to Sarepta based on successful achievement of developmental, regulatory approval, and commercialization milestones over the next several years related to Avicine that could total $80 million. However, no significant development efforts have been incurred for Avicine since

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    AVI BioPharma, Inc./Sarepta Therapeutics, Inc. (Continued)

2003 and none are anticipated in the near future. In 2003 and 2002, we recorded a total of $565,000 in research and development expenses for Avicine. At December 31, 2012 and 2011, this amount was still payable and is included in the balance sheet in other accrued liabilities.

12.    Commitments and Contingencies

        Dublin Headquarters Lease—In August 2010, we executed an amendment to the lease for our corporate headquarters in Dublin, California. The lease amendment took effect on December 1, 2010 for a five year term with a five year renewal option.

        Cambridge Facility Lease—As part of the acquisition of ATL, we assumed the property lease on a laboratory and administrative building in Cambridge, UK. The lease was executed in March 2003 for a 20 year term. The annual rent is reviewed every five years and becomes the greater of the full open market rent for the premises at the time of the rent review or the base rent payable immediately prior to the rent review. The last rent review was on December 25, 2012.

        Future minimum rentals under all operating leases with terms greater than one year as of December 31, 2012 are as follows (in thousands):

Minimum rental obligations
Year ending December 31,
2013	$2,317
2014	2,266
2015	2,227
2016	1,616
2017	1,616
2018 and beyond	10,102

$20,144

        Rent expense was $2,668,000 in 2012, $1,619,000 in 2011, and $2,091,000 in 2010. These amounts are net of sublease income of $219,000 in 2010. From August 2007 through November 2010, we subleased a portion of our Dublin headquarters facility under a non-cancellable lease.

        As noted in Note 5 above, we will pay the former ATL stockholders deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. Deferred consideration will be paid in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL has received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration milestones to be received. We paid the first deferred consideration installment of $10.0 million in cash in February 2012 and paid the second deferred consideration installment of $2.3 million in cash in August 2012. We also paid the third deferred consideration payment of $2.9 million in February 2013. We currently estimate that remaining balance of $14.8 million is will be paid in January 2014.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies (Continued)

        As noted in Note 9 above, we will pay the former Montigen stockholders an additional $6.8 million in shares of Astex common stock, contingent upon achievement of specific regulatory milestones.

        We have entered into technology license agreements allowing us access to certain technologies. These agreements generally require royalty payments based upon the sale of approved products incorporating the technology under license. No sales of such products have occurred as of December 31, 2012.

        We have also entered into manufacturing and service agreements for certain manufacturing services, the supply of research materials and the performance of specified research studies. These agreements require payments based upon the performance of the manufacturing entity, delivery of the research materials or the completion of the studies. There are no material commitments for such payments as of December 31, 2012.

13.    Income Taxes

        For financial reporting purposes, our net income before income taxes included the following components (in thousands):

	Year ended December 31,
	2012	2011	2010
Pre-tax income (loss):
United States	$39,079	$14,647	$16,312
Foreign	(43,864)	(12,393)	—

	$(4,785)	$2,254	$16,312

        Income tax benefit (provision) consisted of the following components (in thousands):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	(3)	(5)	(39)
Foreign	4,863	1,509	—

Total current	4,860	1,504	(39)

Deferred:
Federal	1,675	—	—
State	191	—	—
Foreign	6,306	1,784	—

Total deferred	8,172	1,784	—

Total income tax benefit (provision)	$13,032	$3,288	$(39)

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes (Continued)

        The difference between the income tax benefit (provision) and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Income tax expense at federal statutory rate	$1,675	$(789)	$(5,709)
State taxes (net of federal)	(1,243)	(517)	(568)
Non-deductible deferred compensation	(526)	(379)	(411)
Credits	—	—	998
Expired losses	(708)	(15,083)	—
Unrealized gains (losses) on investments	1,865	1,294	(644)
Foreign losses and credits	8,828	2,583	—
Foreign research & development credits	—	387	—
Change in warrant valuation	(31)	(40)	—
Compensation limitation	(337)	(262)	—
Impairment of intangible asset	—	(438)	—
Other	(558)	(215)	205
Change in valuation allowance	1,195	29,037	6,090
Non-deductible transaction costs	—	(1,116)	—
Change in rates	714	—	—
Foreign rate differential	(2,705)	(1,124)	—
Expired research & development credits	—	(11,559)	—
Refundable foreign research & development credits	4,863	1,509	—

Total income tax benefit (provision)	$13,032	$3,288	$(39)

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

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$92,249	$86,032
Purchased in-process technology	1,456	2,104
Research and development credit carryforwards	8,254	7,508
Capitalized research and development	—	208
Investments	622	7,186
Stock based compensation	5,459	5,726
Fixed assets	1,381	1,655
Deferred compensation	293	—
Other	1,583	1,239
Valuation allowance	(101,534)	(101,047)

Total deferred tax assets	$9,763	$10,611

Deferred tax liabilities:
Intangible assets	$(15,112)	$(21,858)
Deferred revenue	(1,688)	(1,640)

Total deferred tax liabilities	$(16,800)	$(23,498)

Net deferred tax liabilities	$(7,037)	$(12,887)

        The tax benefit of operating losses, temporary differences, and credit carryforwards is recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent upon our ability to generate sufficient taxable income within the carryforward period. Because of a limited history of operating income and our projected expenditures on development programs, management believes that recognition of the deferred tax assets arising from the above-mentioned tax benefits is not currently likely to be fully realized, and, accordingly, the net deferred tax assets have been partially offset by a valuation allowance. The valuation allowance increased by $487,000 during the year ended December 31, 2012, decreased by $29,037,000 during the year ended December 31, 2011, and decreased by $6,090,000 during the year ended December 31, 2010.

        Net operating losses and tax credit carryforwards as of December 31, 2012 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$197,765	2013-2028
Net operating losses, state	110,866	2014-2032
Tax credits, federal	478	2031
Tax credits, state	11,964	2026 and no expiration
Net operating losses, foreign	49,959	No expiration

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

        We had no unrecognized tax benefits as of December 31, 2012 and 2011. Also, there are no accrued amounts for interest and penalties.

        Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense. No interest and penalty expenses have been recognized in the statements of operations for the years ended December 31, 2010, 2011 and 2012. We are subject to income tax examinations for U.S. Federal income taxes and state income taxes from 1997 forward due to net operating losses in tax years 1995 through 2009. We are subject to tax examinations in the United Kingdom from 2011 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2013.

        The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012, if any, will be recognized in 2013.

14.    Employee Benefit Plans

401(k) Profit Sharing Plan

        We have adopted a 401(k) Profit Sharing Plan (the "401(k) Plan") for all eligible employees with a minimum of two months of service. We may be obligated to make contributions to the plan to comply with statutory requirements. Voluntary employee contributions to the 401(k) Plan may be matched by the Company, up to 3% of each participant's annual compensation, up to $6,000 maximum per participant. Our expense relating to contributions made to employee accounts under the 401(k) Plan was approximately $176,000 in 2012, $231,000 in 2011, and $212,000 in 2010.

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

        In 2012, we issued 33,054 and 52,913 shares through the ESPP at $1.42 and $1.39 per share, respectively. In 2011, we issued 45,041 and 31,259 shares through the ESPP at $2.29 and $1.56 per share, respectively. In 2010, we issued 29,185 and 38,183 shares through the ESPP at $2.30 and $2.27 per share, respectively. As of December 31, 2012, there are 166,163 shares reserved for future issuance under the ESPP program.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Quarterly Financial Data (Unaudited)

        Following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(Amounts in thousands, except per share data)
2012
Royalty revenue	$20,594	$14,441	$16,995	$19,061
Development and license revenue	1,430	5,439	199	5,000
Net income (loss)	4,240	1,239	(1,760)	4,527
Basic net income (loss) per share	0.05	0.01	(0.02)	0.05
Diluted net income (loss) per share	0.04	0.01	(0.02)	0.05
2011
Royalty revenue	$16,971	$11,539	$16,638	$15,371
Development and license revenue	127	127	308	5,833
Net income	5,490	903	(1,071)	220
Basic and diluted net income per share	0.09	0.01	(0.01)	0.00

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March 2013.

ASTEX PHARMACEUTICALS, INC.
By:	/s/ JAMES S. J. MANUSO James S.J. Manuso Chief Executive Officer and Chairman of the Board

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JAMES S.J. MANUSO (James S.J. Manuso)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 18, 2013
/s/ MICHAEL MOLKENTIN (Michael Molkentin)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013
/s/ CHARLES J. CASAMENTO (Charles J. Casamento)	Director	March 18, 2013
/s/ PETER FELLNER (Peter Fellner)	Director	March 18, 2013
/s/ THOMAS V. GIRARDI (Thomas V. Girardi)	Director	March 18, 2013
/s/ ALLAN R. GOLDBERG (Allan R. Goldberg)	Director	March 18, 2013

S-1

Signature	Title	Date

/s/ TIMOTHY HAINES (Timothy Haines)	Director	March 18, 2013
/s/ HARREN JHOTI (Harren Jhoti)	President and Director	March 18, 2013
/s/ ISMAIL KOLA (Ismail Kola)	Director	March 18, 2013
/s/ WALTER J. LACK (Walter J. Lack)	Director	March 18, 2013

S-2