Form 10-Q
period 2013-03-31
Astex Pharmaceuticals, Inc
filed 2013-05-10
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 3, 2013 was 94,603,867.

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,729	$15,496
Marketable securities	75,212	122,727
Accounts receivable	924	1,059
Income tax receivable	6,263	4,892
Prepaid expenses and other current assets	2,605	2,333

Total current assets	146,733	146,507
Marketable securities, non-current	40	40
Property, plant and equipment, net	5,495	5,749
Goodwill	44,042	46,790
Other intangible assets, net	68,205	74,514
Other assets	1,564	1,564

Total assets	$266,079	$275,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,819	$9,238
Accrued compensation	5,183	4,076
Other accrued liabilities	673	619
Deferred acquisition consideration	14,231	2,213
Deferred tax liability	3,285	3,494

Total current liabilities	31,191	19,640
Warrant liability	533	276
Deferred acquisition consideration, non-current	—	14,763
Deferred tax liability, non-current	1,233	3,543

Total liabilities	32,957	38,222

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 93,952,211 and 93,573,548 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	94	94
Additional paid in capital	566,936	565,153
Accumulated other comprehensive loss	(7,873)	(1,782)
Accumulated deficit	(326,035)	(326,523)

Total stockholders' equity	233,122	236,942

Total liabilities and stockholders' equity	$266,079	$275,164

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Royalty revenue	$22,089	$20,594
Development and license revenue	—	1,430

Total revenues	22,089	22,024
Operating expenses:
Research and development	17,865	14,065
General and administrative	4,135	4,342
Amortization of intangibles	1,905	2,157

Total operating expenses	23,905	20,564

Income (loss) from operations	(1,816)	1,460
Interest income	41	41
Foreign currency remeasurement loss	(1,326)	(4)
Other expense	(258)	(40)

Income (loss) before income taxes	(3,359)	1,457
Income tax benefit	3,847	2,783

Net income	$488	$4,240

Net income per common share:
Basic	$0.01	$0.05

Diluted	$0.01	$0.04

Weighted average shares outstanding:
Basic	93,678	93,072

Diluted	96,803	103,988

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$488	$4,240
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(6,083)	4,610
Net unrealized gain (loss) on available-for-sale securities	(8)	1,899

Other comprehensive income (loss), net of tax	(6,091)	6,509

Comprehensive income (loss)	$(5,603)	$10,749

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	$488	$4,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	295	444
Amortization of intangibles	1,905	2,157
Stock-based compensation expense	1,045	765
Change in valuation of deferred acquisition consideration	179	136
Change in valuation of warrant liability	257	—
Foreign currency remeasurement loss	913	—
Changes in operating assets and liabilities:
Accounts receivable	88	4,763
Income tax receivable	(1,663)	(1,329)
Prepaid expenses and other assets	(373)	112
Accounts payable and other accrued liabilities	312	(1,988)
Deferred tax liability	(2,099)	(1,484)
Deferred revenue	—	(1,430)

Net cash provided by operating activities	1,347	6,386

Investing activities:
Purchases of marketable securities	(16,255)	(63,510)
Sales and maturities of marketable securities	63,762	62,204
Purchases of property and equipment	(291)	(668)
Payment of deferred consideration relating to acquisition of Astex Therapeutics Limited	(2,924)	(10,012)

Net cash provided by (used in) investing activities	44,292	(11,986)

Financing activities:
Proceeds from issuances of common stock	738	62

Net cash provided by financing activities	738	62

Effect of foreign exchange rate changes on cash and cash equivalents	(144)	434
Net increase (decrease) in cash and cash equivalents	46,233	(5,104)
Cash and cash equivalents at beginning of period	15,496	39,788

Cash and cash equivalents at end of period	$61,729	$34,684

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Astex Pharmaceuticals, Inc. ("we," "Astex" or the "Company"), have been prepared in accordance with US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results include the results of Astex Therapeutics Limited ("ATL"), our wholly owned subsidiary based in the United Kingdom. The financial statements of ATL have been translated from their functional currency of British Pounds Sterling into US dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for operating results. Goodwill and intangible asset balances arising from the acquisition of ATL are also denominated in British Pounds Sterling and are translated into US dollars at period-end exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in other expense. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

        The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

        These unaudited financial statements should be read in conjunction with the Company's audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        We recognized $1,045,000 and $765,000, respectively, in stock-based compensation expense for the three months ended March 31, 2013 and 2012. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the department in which our employees work.

        The fair value of each stock award has been estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended March 31,
	2013	2012
Risk-free interest rate	1.27%	1.39%
Dividend yield	—	—
Expected volatility	64.2%	75.1%
Expected life (in years)	6.63	6.54

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 5.95% and 7.47% for the three month periods ended March 31, 2013 and 2012, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of March 31, 2013 and activity during the three months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2013	16,172,842	$3.58
Granted	42,000	3.99
Exercised	(374,030)	1.94
Forfeited	(9,845)	1.53
Expired	(12,203)	4.29

Balance at March 31, 2013	15,818,764	$3.62	5.70	$25,300,000

Vested or expected to vest at March 31, 2013	15,356,159	$3.63	5.67	$24,589,400

Exercisable at March 31, 2013	10,891,025	$3.70	5.09	$16,564,300

        The weighted-average grant-date fair value of options granted during the three months ended March 31, 2013 was $2.43 per option. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the three months ended March 31, 2013 was $793,000 and the total amount of cash received from exercise of these options was $726,000.

        As of March 31, 2013, there was $4,427,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.53 years.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2013
Money market funds	$1,039	$—	—	$1,039
U.S. corporate debt securities	76,277	3	—	76,280
Debt securities issued by U.S. government and U.S. government agencies	53,917	12	—	53,929
Marketable equity securities	16	24	—	40

Total	$131,249	$39	—	$131,288

At December 31, 2012
Money market funds	$1,033	$—	—	$1,033
U.S. corporate debt securities	47,891	1	—	47,892
Debt securities issued by U.S. government and U.S. government agencies	85,110	23	—	85,133
Marketable equity securities	16	24	—	40

Total	$134,050	$48	—	$134,098

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	March 31, 2013	December 31, 2012
Amounts included in cash and cash equivalents	$56,036	$11,331
Marketable securities, current	75,212	122,727
Marketable securities, non-current	40	40

Total	$131,288	$134,098

        At March 31, 2013, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three month periods ended March 31, 2013 and 2012, realized gains and losses calculated using the specific identification method were insignificant.

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

MARCH 31, 2013

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value for which we own less than 20% of the outstanding shares and for which we have no significant influence in the entity consist of investments in privately held companies, and such investments are carried at adjusted cost. As of March 31, 2013, we held two such non-marketable securities, which have been included in other assets in the condensed consolidated balance sheets. We periodically review these investments and evaluate whether an impairment of value has occurred. We monitor the liquidity and financing activities of the issuers of these securities and evaluate, among other factors, the financial condition and business outlook of the issuers, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investments.

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

        As of March 31, 2013, we held $131,288,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All of these investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our financial assets and liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2013
Financial assets carried at fair value:
Money market funds	$—	$1,039	—	$1,039
Commercial paper	—	66,442	—	66,442
Corporate notes	—	9,838	—	9,838
U.S. government and U.S government agency notes	—	53,929	—	53,929
Equity securities	40	—	—	40

Total	$40	$131,248	—	$131,288

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$14,231	$14,231
Warrant liability	—	—	533	533

Total	—	—	$14,764	$14,764

At December 31, 2012
Financial assets carried at fair value:
Money market funds	$—	$1,033	—	$1,033
Commercial paper	—	36,539	—	36,539
Corporate notes	—	11,353	—	11,353
U.S. government and U.S government agency notes	—	85,133	—	85,133
Equity securities	40	—	—	40

Total	$40	$134,058	—	$134,098

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$16,976	$16,976
Warrant liability	—	—	276	276

Total	—	—	$17,252	$17,252

        The Company's securities consisting of money market funds, commercial paper, corporate notes, and U.S. government and U.S. government agency notes are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs from a variety of industry standard data providers, security master files from large financial institutions, and other

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

third-party sources, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry, and other economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2013 and 2012, respectively.

        The following table provides reconciliations of financial liabilities measured at fair value using significant unobservable inputs (Level 3)(in thousands):

	Deferred Acquisition Consideration	Warrant Liability
Balances at December 31, 2012	$16,976	$276
Payment of deferred consideration	(2,924)	—
Change in fair value	179	257

Balances at March 31, 2013	$14,231	$533

        Significant inputs and assumptions used to estimate the fair values of the deferred acquisition consideration are discussed in Note 5. The change in fair value of the deferred acquisition consideration is included in general and administrative expenses on the accompanying statement of operations for the three months ended March 31, 2013.

        The fair value of warrants is estimated using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fair Value
	March 31, 2013	December 31, 2012
Risk-free interest rate	1.14%	0.93%
Dividend yield	—	—
Expected volatility	64.9%	61.3%
Expected life (in years)	4.50	4.75

        We compute expected volatility using historical volatility of our common stock based on the period of time corresponding to the expected life of the warrants. The expected life of the warrants is estimated to equal their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement that is commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. The change in fair value of the warrant liability is included in other expense on the accompanying statement of operations for the three months ended March 31, 2013.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

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

        In addition, we agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. Deferred consideration is payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL has received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). Deferred consideration is accounted for as a liability at fair value. We determine the fair value of the deferred consideration liability as the expected present value of future semi-annual installments, discounted at our incremental borrowing rate of five percent. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration payments to be received. We paid the initial installment of deferred consideration in the amount of $10.0 million in cash in February 2012 and paid the second installment of $2.3 million in cash in August 2012. In February 2013, we paid the third installment of deferred consideration in the amount of $2.9 million in cash.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2012	$46,790
Impact of translation to current exchange rate	(2,748)

Balance at March 31, 2013	$44,042

        All of our intangible assets as of March 31, 2013 were recorded in connection with the acquisition of ATL in July 2011. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the finite lived intangible assets using the straight-line method, which approximates the pattern in which we expect to derive the benefits from the use of these assets. Intangible assets related to the developed technology are being amortized over seven years and the non-active collaboration agreements are being amortized over five years. The accumulated amortization of the developed technology and non-active collaboration agreements was $4,331,000 and $8,834,000, respectively, at March 31, 2013.

        Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS (Continued)

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

MARCH 31, 2013

(Unaudited)

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

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended March 31,
	2013	2012
Weighted-average common shares outstanding used in calculation of basic earnings per share	93,678	93,072
Dilutive stock options	3,125	647
Shares potentially issuable as deferred acquisition consideration	—	10,269

Weighted-average common shares outstanding used in calculation of diluted earnings per share	96,803	103,988

Weighted-average outstanding stock options and warrants not included in diluted net income per share calculation as they had an antidilutive effect	7,647	12,133

Shares potentially issuable as deferred acquisition consideration not included in diluted net income per share calculation as they had an antidilutive effect	3,184	—

        In the calculation of diluted earnings per share for the three months ended March 31, 2012, the numerator is comprised of the net income for the period plus approximately $136,000, representing the change in value of the deferred acquisition consideration payable for the period, which was recorded as general and administrative expenses, as the diluted calculation assumes the shares potentially issuable as deferred acquisition consideration would be outstanding from the date of the acquisition of ATL. There was no comparable adjustment for the three months ended March 31, 2013 as the calculation of shares potentially issuable as deferred acquisition consideration had an antidilutive effect.

NOTE 10. INCOME TAXES

        We recorded a tax benefit of $3,847,000 for the three months ended March 31, 2013, compared to a $2,783,000 for the three months ended March 31, 2012. The tax benefits are related to refundable UK research and development tax credits, which are included in income taxes receivable on the

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MARCH 31, 2013

(Unaudited)

NOTE 10. INCOME TAXES (Continued)

accompanying balance sheet, and the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL.

        Utilization of our net operating loss carryforwards are subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating losses before utilization. The Company's deferred tax assets have been adjusted for the expected limitation.

        We have no unrecognized tax benefits as of March 31, 2013. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. federal and state income taxes from 1997 forward due to net operating losses in tax years 1995 through 2009. We are subject to tax examinations in the UK from 2011 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to March 31, 2014.

NOTE 11. RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2012, the Financial Accounting Standards Board ("FASB") modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance became effective for the Company in 2013. Adoption of this standard has not had a material impact on our results of operations, cash flows, or financial position.

        In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance is effective for the Company in 2013. Adoption of this standard, which is related to disclosure only, has not had an impact on the Company's consolidated financial position, results of operations, or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely," "may," and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our statements regarding our strategy to mitigate the increased licensure pressure; our estimates about profitability or losses and the factors affecting such; the percentage and amount of royalties we expect to earn on Dacogen sales under our agreement with Eisai; our forecasts regarding our operating expenses; our expectations about the research and development expenses related to our Phase II clinical trial programs; our expectations about the timing of regulatory reviews; our statements regarding the sufficiency of our cash to meet our operating needs; our expectations to pay the remaining balance on the deferred consideration to former ATL stockholders; our expectations to retain future earnings; and our need and ability to obtain future funding. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: the commercial success of Dacogen, particularly in the EU and in other areas outside the United States; the approval by regulatory agencies of expanded applications for Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; our ability to launch and commercialize products; the stability of our stock price for purposes of measuring impairment of goodwill; our ability to establish and maintain collaborative relationships; competition; our ability to obtain funding; our ability to protect our intellectual property in the United States and abroad; the success of the Pyramid drug discovery platform; our dependence on third party suppliers and manufacturers; risks associated with the hiring and loss of key personnel; and adverse changes in the specific markets for our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        On July 20, 2011, we completed the acquisition of all of the outstanding shares of Astex Therapeutics Limited ("ATL"), a privately held UK-based biotechnology company with particular expertise in fragment-based drug discovery. We agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company, no later than 30 months after the closing of the acquisition (January 2014). We made the first payment of $10 million in cash in February 2012, paid the second installment of $2.3 million in cash in August 2012, and paid the third installment of $2.9 million in cash in February 2013.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $326.0 million through March 31, 2013, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the last three years, we expect to have operating losses over the next few years and we may never achieve sustained profitability.

        Ultimately, our ability to sustain profitability will depend upon a variety of factors, including seeking and receiving regulatory approvals of our products, the timing of the introduction and market acceptance of our products and competing products, Eisai's success in selling Dacogen in North America, the degree of market-share lost by competition from lower-cost generic products against Dacogen, Cilag's success in commercializing Dacogen in Europe, obtaining the necessary reimbursement authorizations to penetrate controlled markets, the success of our various collaborative, research and license arrangements, whether our partners exercise their options to further develop and commercialize any of the compounds resulting from the joint development efforts, the launch of new products, the success of the Pyramid drug development platform, and our ability to control our ongoing costs and operating expenses. If our drug discovery and research efforts are not successful, or if the results from our clinical trials are not positive and do not support further development or approval, we may not be able to get sufficient funding to continue our trials or conduct new trials, and we would be forced to scale down or cease our business operations. Moreover, if our products are not approved or commercially accepted we will remain unprofitable for longer than we currently anticipate. As a result, we might be forced to substantially scale down our operations or sell certain of our assets, and it is likely the price of our stock would decline precipitously.

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

        Our significant accounting policies are more fully disclosed in Note 1 to our consolidated financial statements included in our 2012 Annual Report on Form 10-K. However, some of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

        As of March 31, 2013, there was $4.4 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.53 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the three month period ended March 31, 2013, we recorded royalty revenue of $22.1 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

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

        Equity investments in securities without readily determinable fair value for which we own less than 20% of the outstanding shares and for which we have no significant influence in the entity consist of investments in privately held companies and are carried at adjusted cost. As of March 31, 2013, we held two such non-marketable securities, which have been included in other assets in the condensed consolidated balance sheets. We periodically review these investments and evaluate whether an impairment of value has occurred. We monitor the liquidity and financing activities of the issuers of these securities and evaluate, among other factors, the financial condition and business outlook of the issuers, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investments.

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. This guidance became effective for the Company in 2013. Adoption of this standard has not had a material impact on our results of operations, cash flows, or financial position.

        In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This guidance is effective for the Company in 2013. Adoption of this standard, which is related to disclosure only, has not had an impact on the Company's consolidated financial position, results of operations, or cash flows.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012:

	Three months ended March 31,		Change
Revenues	2013	2012	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$22,089	$20,594	$1,495	7.3%
Development and license revenue	—	1,430	(1,430)	—

        The increase in royalty revenue from 2012 to 2013 is due to higher Dacogen product sales as reported by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the first quarters of 2012 and 2013 relate to worldwide Dacogen sales for the fourth quarters of 2011 and 2012, respectively. Details of Dacogen sales and related royalty revenues were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Net Dacogen product sales:
North America	$58,948	$56,061
Rest of the world	14,682	13,783

Total	$73,630	$69,844

Royalty revenue	$22,089	$20,594

        Despite the year-over-year increases in royalty revenue from 2012 to 2013, as Dacogen's orphan drug status in the United States expires in May 2013, we expect to see an overall decrease in royalty revenues from North America in 2013. We expect this decrease will be only partially offset by an increase in Dacogen royalty revenues in Europe and other areas outside the United States, but we cannot predict the amount or timing of any such increase.

        There was no development and license revenue in the first quarter of 2013, while in the first quarter of 2012 development and license revenue related to the recognition of upfront payments received in connection with collaboration agreements with GSK. The upfront payment received was being recognized ratably over five years. In January 2012, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We recognized the remaining balance of deferred revenue of $1,430,000 related to this agreement as development and license revenue in the quarter ended March 31, 2012.

	Three months ended March 31,		Change
Operating expenses	2013	2012	Dollar	Percent
	(Dollars in thousands)
Research and development	$17,865	$14,065	$3,800	27.0%
General and administrative	4,135	4,342	(207)	(4.8)
Amortization of intangibles	1,905	2,157	(252)	(11.7)

        The increase in research and development expenses was primarily due to higher product development and clinical trial costs associated with our prioritized clinical compounds SGI-110 and AT13387. We expect that research and development expenses for 2013 will continue to increase over the prior year reflecting the increased clinical trial activity related to our various Phase II clinical trial programs.

        The decline in general and administrative expenses from 2012 to 2013 relates primarily to declines in overall administrative costs in both our US and UK locations, partially offset by an increase in stock compensation expense.

        Amortization of intangibles relates to the intangible assets that were part of the acquisition of ATL in July 2011. Definite-lived intangible assets are being amortized over their estimated useful lives. The value assigned to developed technology is being amortized over seven years and the value assigned to the non-active collaboration agreements is being amortized over five years. Our indefinite-lived intangible assets are not amortized but instead are tested for impairment at least annually (or more frequently if certain indicators are present) until the completion or abandonment of the associated research and development efforts.

	Three months ended March 31,		Change
Other income (expense)	2013	2012	Dollar	Percent
	(Dollars in thousands)
Interest income	$41	$41	$0	0.0%
Foreign currency remeasurement loss	(1,326)	(4)	1,322	33,050
Other expense	(258)	(40)	218	545.0
Income tax benefit	3,847	2,783	1,064	38.2

        Foreign currency remeasurement loss for the three months ended March 31, 2013 related primarily to the remeasurement of certain intercompany debt due to declines in exchange rates between British Pounds Sterling and US dollars.

        Other expense for the three months ended March 31, 2013 represents the change in fair value of our warrant liability. Other expense for the three months ended March 31, 2012 related to the write down of one of our marketable securities due to an other than temporary decline in value.

        The 2013 and 2012 income tax benefits relate to refundable UK research and development tax credits related to ATL and the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL. The 2012 tax benefit also reflects the results of changes in UK tax rates.

Liquidity and Capital Resources

        Our cash, cash equivalents, and current and non-current marketable securities totaled $137.0 million at March 31, 2013 compared to $138.3 million at December 31, 2012.

        Net cash provided by operating activities was $1,347,000 for the three months ended March 31, 2013, and consisted primarily of the net income of $488,000, plus amortization of intangibles of $1,905,000, stock based compensation expense of $1,045,000, and foreign currency remeasurement loss of $913,000, offset by increase of income tax receivable of $1,663,000 and decrease of deferred tax liability of $2,099,000. Net cash provided by operating activities was $6,386,000 for the three months March 31, 2012, and consisted primarily of the net income of $4,240,000 plus amortization of intangibles of $2,157,000, depreciation of $444,000, stock based compensation expense of $765,000, and decrease in accounts receivable of $4,763,000, partially offset by the increase in income tax receivable of $1,329,000, decrease in accounts payable and other liabilities of $1,988,000, decrease in deferred tax liability of $1,484,000, and a decrease in deferred revenue of $1,430,000.

        Net cash provided by investing activities was $44,292,000 for the three months ended March 31, 2013, and consisted of $63,762,000 in proceeds from sales and maturities of marketable securities, offset by $16,255,000 for purchases of marketable securities, purchases of property and equipment of $291,000, and $2,924,000 for the deferred consideration payment relating to the acquisition of ATL. Net cash used in investing activities was $11,986,000 for the three months ended March 31, 2012 and consisted of $63,510,000 for purchases of marketable securities, $10,012,000 for the deferred consideration payment relating to the acquisition of ATL, and $668,000 for purchases of property and equipment, offset by $62,204,000 in proceeds from sales and maturities of marketable securities.

        Net cash provided by financing activities was $738,000 and $62,000 in the three months ended March 31, 2013 and 2012, respectively, and consisted in both periods of proceeds from the exercise of stock options.

        We have financed our operations primarily through the issuance of equity and debt securities and the receipt of royalties, payments in connection with collaborative agreements, and the sale of products. We believe that our current cash, cash equivalents, and short-term marketable securities will satisfy our cash requirements through 2014. However, we may decide, if necessary, to consider additional financing options, including the sale of additional shares of stock in a public or private offering and/or exploring marketing partnership opportunities for existing or newly acquired licensed products and development activities.

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012, we have a $6.8 million future contingent payment due to the former Montigen stockholders, which we would be contractually obligated to pay in shares of our common stock, but may pay partially in cash. Related to our acquisition of ATL in July 2011, we agreed to pay total deferred consideration of $30 million, payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). We made the first payment of $10.0 million in early February 2012, paid the second installment of $2.3 million in cash in August 2012, and paid the third installment of $2.9 million in cash in February 2013.

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

Foreign Currency Risk

        Transactions by our subsidiary ATL may be denominated in British Pounds Sterling, US dollars, or in Euros, while the entity's functional currency is British Pounds Sterling. ATL's intercompany payable to the Company, which is eliminated in consolidation, is also denominated in US dollars. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency of ATL are included in our consolidated statements of operations. The functional currency of the Company is US dollars. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

Item 4.    Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

        As of March 31, 2013, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the descriptions of the risk factors affecting our business previously disclosed in "Part I, Item IA. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        Dacogen is approved in the United States and has been granted Orphan Drug exclusivity by the FDA through May 2, 2013. Once the Orphan Drug exclusivity period ends, Dacogen will be susceptible to generic competition by other pharmaceutical companies. Generic market entry typically causes sales of the trade name drug to decline rapidly. If Eisai's sales of Dacogen decrease, our royalty revenue will decrease commensurately, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from Eisai is our primary source of revenue, and we are dependent on Dacogen royalty revenue to fund our operations. In the event of a meaningful generic market entry or a reduction of resources for sales of Dacogen, our revenues could decrease significantly and rapidly, which would have a debilitating impact on our ability to operate our business on an ongoing basis.

        Cilag submitted an MAA to the European Medicines Agency in May 2011 for Dacogen in the treatment of patients with AML. In September 2012, the European Commission approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary AML, according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. At the same time, Dacogen was also granted a 10-year Orphan Drug designation in Europe for the treatment of elderly AML. Although we expect that the anticipated decrease in United States-based Dacogen levels may be offset by some degree by an increase in Dacogen-based revenues in Europe, we cannot predict the timing or amount of any such increases, or that there will actually be any offsetting revenues at all.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, and royalty revenue on sales of Dacogen. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $326.0 million through March 31, 2013, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the last three years, we expect to have operating losses over the next few years and we may never achieve sustained profitability.

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

  •
  obtaining the necessary reimbursement authorizations to penetrate controlled markets;

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

        As of the closing of the acquisition, certain former ATL securityholders, as a group comprised of approximately 13 entities (counting any affiliated shareholders as one entity) who previously held preferred shares in ATL, owned approximately 35% of the total outstanding shares of our common stock, and have designated four of the members serving on our nine-member board of directors. Accordingly, if any former ATL stockholders do not sell their shares received in the acquisition, collectively they may be able to exert significant influence over the outcome of a range of corporate matters, including significant corporate transactions requiring a stockholder vote, such as a merger or a sale of the combined company or its assets. This potential concentration of ownership and influence in management and board decision-making could also harm the price of our common stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our common stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of the company. If any of the deferred consideration that has not already been paid is paid in shares of our common stock, although the size of the group of former ATL securityholders holding our shares would increase (due to the distribution of deferred consideration shares to ordinary shareholders as well as preferred shareholders), the expanded group would hold an even greater percentage of the outstanding post-closing stock of Astex Pharmaceuticals, thereby exacerbating the risk of concentrated ownership.

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

        Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. Intangible assets with finite useful lives are related to acquired developed technology and acquired rights in non-active collaboration agreements. During the year ended December 31, 2012, one of our collaboration partners ceased development of three research and development projects, which resulted in the recognition of an impairment charge of $7,402,000, which negatively impacted our results of operations. If any of our partners were to take similar actions in the future, our results of operations would again be negatively impacted.

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

        We have a portfolio of cancer drugs in various stages of early development. We are currently conducting clinical trials on our products SGI-110, AT13387, AT7519, AT9283, and AT13148. We also expect to commence other new clinical trials from time to time in the course of our business as our product development work continues. Conducting clinical trials is a lengthy, time consuming and expensive process and the results are inherently uncertain. We have incurred and will continue to incur substantial expense for, and we have devoted and expect to continue to devote a significant amount of time to, non-clinical testing and clinical trials. However, regulatory authorities may not permit us to complete existing or undertake any additional clinical trials for our product candidates. If we are unable to complete our existing clinical trials or undertake additional clinical trials, our business will be severely harmed and the price of our stock will likely decline.

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

        From time to time we enter into collaborative relationships with third parties to discover, develop and market products. These relationships require substantial financial commitments from us, and at the same time the product developments are subject to the same regulatory requirements, risks and uncertainties associated with the development of our other product candidates. The compounds that are the subject of these collaborative agreements may prove to be ineffective, may fail to receive regulatory approvals, may be unprotectable by patents or other intellectual property rights, or may not be otherwise commercially viable. If these collaborative relationships are not successful, our product developments will be adversely affected, and our investments and efforts devoted to the product developments will be wasted.

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

ASTEX PHARMACEUTICALS, INC.
Date:	May 10, 2013	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)