Form 10-Q
period 2013-06-30
Astex Pharmaceuticals, Inc
filed 2013-08-09
CIK 919722

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer " and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 1, 2013 was 94,943,230.

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,644	$15,496
Marketable securities	98,271	122,727
Accounts receivable	1,108	1,059
Income tax receivable	7,392	4,892
Prepaid expenses and other current assets	2,201	2,333

Total current assets	144,616	146,507
Marketable securities, non-current	39	40
Property, plant and equipment, net	5,820	5,749
Goodwill	44,096	46,790
Other intangible assets, net	66,425	74,514
Other assets	1,564	1,564

Total assets	$262,560	$275,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,487	$9,238
Accrued compensation	3,771	4,076
Other accrued liabilities	670	619
Deferred acquisition consideration	14,405	2,213
Deferred tax liability	1,936	3,494

Total current liabilities	28,269	19,640
Warrant liability	486	276
Deferred acquisition consideration, non-current	—	14,763
Deferred tax liability, non-current	804	3,543

Total liabilities	29,559	38,222

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 150,000,000 shares authorized; 94,934,406 and 93,573,548 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	95	94
Additional paid in capital	570,793	565,153
Accumulated other comprehensive loss	(7,669)	(1,782)
Accumulated deficit	(330,218)	(326,523)

Total stockholders' equity	233,001	236,942

Total liabilities and stockholders' equity	$262,560	$275,164

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Royalty revenue	$16,615	$14,441	$38,704	$35,035
Development and license revenue	—	5,439	—	6,868

Total revenues	16,615	19,880	38,704	41,903
Operating expenses:
Research and development	18,153	15,394	36,019	29,458
General and administrative	3,691	3,650	7,825	7,992
Amortization of intangibles	1,883	1,941	3,788	4,098
Gain on sale of products	—	(700)	—	(700)

Total operating expenses	23,727	20,285	47,632	40,848

Income (loss) from operations	(7,112)	(405)	(8,928)	1,055
Interest income	28	45	69	87
Foreign currency remeasurement loss	(78)	(16)	(1,404)	(20)
Other income (expense)	47	(15)	(211)	(55)

Income (loss) before income taxes	(7,115)	(391)	(10,474)	1,067
Income tax benefit	2,932	1,630	6,779	4,413

Net income (loss)	$(4,183)	$1,239	$(3,695)	$5,480

Net income (loss) per common share:
Basic	$(0.04)	$0.01	$(0.04)	$0.06

Diluted	$(0.04)	$0.01	$(0.04)	$0.05

Weighted average shares outstanding:
Basic	94,705	93,135	94,194	93,103

Diluted	94,705	102,722	94,194	103,355

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(4,183)	$1,239	$(3,695)	$5,480
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	224	(3,250)	(5,859)	1,359
Net unrealized loss on available-for-sale securities	(20)	(2,136)	(28)	(236)

Other comprehensive income (loss), net of tax	204	(5,386)	(5,887)	1,123

Comprehensive income (loss)	$(3,979)	$(4,147)	$(9,582)	$6,603

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(3,695)	$5,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	603	874
Amortization of intangibles	3,788	4,098
Stock-based compensation expense	1,885	1,575
Change in valuation of deferred acquisition consideration	353	25
Change in valuation of warrant liability	210	—
Recognition of gain on disposition of assets and sale of products	—	(700)
Foreign currency remeasurement loss	895	—
Changes in operating assets and liabilities:
Accounts receivable	(95)	(800)
Income tax receivable	(2,784)	(1,419)
Prepaid expenses and other assets	33	(126)
Accounts payable and other accrued liabilities	(1,359)	(2,166)
Deferred tax liability	(3,883)	(2,765)
Deferred revenue	—	(1,430)

Net cash provided by (used in) operating activities	(4,049)	2,646

Investing activities:
Purchases of marketable securities	(70,258)	(107,362)
Sales and maturities of marketable securities	94,687	100,929
Proceeds from sale of products	—	700
Purchases of property and equipment	(923)	(704)
Payment of deferred consideration relating to acquisition of Astex Therapeutics Limited	(2,924)	(10,012)

Net cash provided by (used in) investing activities	20,582	(16,449)

Financing activities:
Proceeds from issuances of common stock	3,756	221

Net cash provided by financing activities	3,756	221

Effect of foreign exchange rate changes on cash and cash equivalents	(141)	132
Net increase (decrease) in cash and cash equivalents	20,148	(13,450)
Cash and cash equivalents at beginning of period	15,496	39,788

Cash and cash equivalents at end of period	$35,644	$26,338

See accompanying notes to condensed consolidated financial statements

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Astex Pharmaceuticals, Inc. ("we," "Astex" or the "Company"), have been prepared in accordance with US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results include the results of Astex Therapeutics Limited ("ATL"), our wholly owned subsidiary based in the United Kingdom. The financial statements of ATL have been translated from their functional currency of British Pounds Sterling into US dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for operating results. Goodwill and intangible asset balances arising from the acquisition of ATL are also denominated in British Pounds Sterling and are translated into US dollars at period-end exchange rates. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations. All intercompany balances and transactions have been eliminated in consolidation. Operating results for the three or six month periods ended June 30, 2013 are not necessarily indicative of results that may be expected for the year ending December 31, 2013.

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

        Employee Stock Purchase Plan.    We also have an employee stock purchase plan ("ESPP") that allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each six month period during the term of the ESPP. The current offering period began May 15, 2013 and is scheduled to end on November 14, 2013.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        We recognized $841,000 and $810,000, respectively, in stock-based compensation expense for the three months ended June 30, 2013 and 2012. We recognized $1,885,000 and $1,575,000, respectively, in stock-based compensation expense for the six months ended June 30, 2013 and 2012. These amounts have been recorded in research and development expenses or general and administrative expenses, based on the department in which our employees work.

        The fair value of each stock award has been estimated on the grant date using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.03%	1.21%	1.05%	1.28%
Dividend yield	—	—	—	—
Expected volatility	68.48%	68.32%	68.23%	70.72%
Expected life (in years)	5.67	6.12	5.73	6.27

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

        We are using the straight-line attribution method to recognize stock-based compensation expense. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeiture rates at the time of grant and revise them, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We used estimated forfeiture rates of 5.95% and 7.47% for the six month periods ended June 30, 2013 and 2012, respectively. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of a surrendered option. The forfeiture rate is re-evaluated annually and is adjusted as necessary based upon historical data. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 2. STOCK-BASED COMPENSATION (Continued)

        A summary of the Company's stock options as of June 30, 2013 and activity during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2013	16,172,842	$3.58
Granted	700,000	4.65
Exercised	(1,305,723)	2.79
Forfeited	(25,640)	2.07
Expired	(12,766)	4.17

Balance at June 30, 2013	15,528,713	$3.70	5.83	$20,211,000

Vested or expected to vest at June 30, 2013	15,112,240	$3.70	5.80	$19,714,000

Exercisable at June 30, 2013	10,444,932	$3.70	5.24	$13,628,000

        The weighted-average grant-date fair value of options granted during the six months ended June 30, 2013 was $2.78 per option. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid to exercise the options) during the six months ended June 30, 2013 was $3,168,000 and the total amount of cash received from exercise of these options was $3,648,000.

        As of June 30, 2013, there was $5,378,000 of total unrecognized compensation expense related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This expense is expected to be recognized over a weighted average period of 2.18 years.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

        The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At June 30, 2013
Money market funds	$1,617	$—	$—	$1,617
U.S. corporate debt securities	53,947	1	(2)	53,946
Debt securities issued by U.S. government and U.S. government agencies	72,326	6	(9)	72,323
Marketable equity securities	16	23	—	39

Total	$127,906	$30	$(11)	$127,925

At December 31, 2012
Money market funds	$1,033	$—	—	$1,033
U.S. corporate debt securities	47,891	1	—	47,892
Debt securities issued by U.S. government and U.S. government agencies	85,110	23	—	85,133
Marketable equity securities	16	24	—	40

Total	$134,050	$48	—	$134,098

        The available-for-sale securities are classified on the balance sheet as follows (in thousands):

	Fair Value
	June 30, 2013	December 31, 2012
Amounts included in cash and cash equivalents	$29,615	$11,331
Marketable securities, current	98,271	122,727
Marketable securities, non-current	39	40

Total	$127,925	$134,098

        At June 30, 2013, all of our debt securities were due in one year or less based on their contractual maturities.

        In the three and six month periods ended June 30, 2013 and 2012, realized gains and losses calculated using the specific identification method were insignificant.

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

JUNE 30, 2013

(Unaudited)

NOTE 3. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES (Continued)

Equity Investments

        Equity investments in securities without readily determinable fair value for which we own less than 20% of the outstanding shares and for which we have no significant influence in the entity consist of investments in privately held companies, and such investments are carried at adjusted cost. As of June 30, 2013, we held two such non-marketable securities, which have been included in other assets in the condensed consolidated balance sheets. We periodically review these investments and evaluate whether an impairment of value has occurred. We monitor the liquidity and financing activities of the issuers of these securities and evaluate, among other factors, the financial condition and business outlook of the issuers, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investments.

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

        As of June 30, 2013, we held $127,925,000 of cash equivalents and marketable securities consisting of equity securities, high quality marketable debt instruments of the U.S. government and U.S. government agencies, commercial paper, and a money market fund. We have adopted an investment policy and established guidelines relating to credit quality, diversification and maturities of our investments to preserve principal and maintain liquidity. All of these investment securities are issued by or guaranteed by the U.S. government and its federal agencies or have a credit rating of at least long-term of A or short-term of A1/P1 as determined by Moody's Investors Service and/or Standard & Poor's. We do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

        The fair value measurements of our financial assets and liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2013
Financial assets carried at fair value:
Money market funds	$—	$1,617	—	$1,617
Commercial paper	—	34,496	—	34,496
Corporate notes	—	19,450	—	19,450
U.S. government and U.S government agency notes	—	72,323	—	72,323
Equity securities	39	—	—	39

Total	$39	$127,886	—	$127,925

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$14,405	$14,405
Warrant liability	—	—	486	486

Total	—	—	$14,891	$14,891

At December 31, 2012
Financial assets carried at fair value:
Money market funds	$—	$1,033	—	$1,033
Commercial paper	—	36,539	—	36,539
Corporate notes	—	11,353	—	11,353
U.S. government and U.S government agency notes	—	85,133	—	85,133
Equity securities	40	—	—	40

Total	$40	$134,058	—	$134,098

Financial liabilities carried at fair value:
Deferred acquisition consideration	—	—	$16,976	$16,976
Warrant liability	—	—	276	276

Total	—	—	$17,252	$17,252

        The Company's securities consisting of money market funds, commercial paper, corporate notes, and U.S. government and U.S. government agency notes are classified as Level 2 as they are valued using multi-dimensional relational pricing models that use observable market inputs from a variety of industry standard data providers, security master files from large financial institutions, and other third-party

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS (Continued)

sources, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data. Not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. In addition, market indicators, industry, and other economic events are monitored and may serve as a trigger to acquire further corroborating market data. There were no transfers between Level 1 and Level 2 categories during the six months ended June 30, 2013 and 2012, respectively.

        The following table provides reconciliations of financial liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Deferred Acquisition Consideration	Warrant Liability
Balances at December 31, 2012	$16,976	$276
Payment of deferred consideration	(2,924)	—
Change in fair value	353	210

Balances at June 30, 2013	$14,405	$486

        Significant inputs and assumptions used to estimate the fair values of the deferred acquisition consideration are discussed in Note 5. The change in fair value of the deferred acquisition consideration is included in general and administrative expenses on the accompanying statement of operations for the six months ended June 30, 2013.

        The fair value of warrants is estimated using the Black-Scholes option-pricing model based on the assumptions noted in the following table:

	Fair Value
	June 30, 2013	December 31, 2012
Risk-free interest rate	1.26%	0.93%
Dividend yield	—	—
Expected volatility	69.6%	61.3%
Expected life (in years)	4.25	4.75

        We compute expected volatility using historical volatility of our common stock based on the period of time corresponding to the expected life of the warrants. The expected life of the warrants is estimated to equal their remaining contractual term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement that is commensurate with the expected life assumption. The dividend yield is zero as we do not expect to pay any dividends in the foreseeable future. The change in fair value of the warrant liability is included in other expense on the accompanying statements of operations for the six months ended June 30, 2013.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

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

        In addition, we agreed to pay deferred consideration of $30 million in stock, cash, or a combination of stock and cash, to be determined at the discretion of the Company. This deferred consideration is payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent payments ATL has received and will receive under its collaboration arrangements during the period from January 1, 2011 through January 20, 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). Deferred consideration is accounted for as a liability at fair value. We determine the fair value of the deferred consideration liability as the expected present value of future semi-annual installments, discounted at our incremental borrowing rate of five percent. The amount of the future semi-annual installments reflects our best estimates of the probability and timing of collaboration payments to be received. We paid the initial installment of deferred consideration in the amount of $10.0 million in cash in February 2012 and paid the second installment of $2.3 million in cash in August 2012. In February 2013, we paid the third installment of deferred consideration in the amount of $2.9 million in cash. We expect to pay the remaining $14.8 million in February 2014.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill were as follows (in thousands):

Balance at December 31, 2012	$46,790
Impact of translation to current exchange rate	(2,694)

Balance at June 30, 2013	$44,096

        All of our intangible assets as of June 30, 2013 were recorded in connection with the acquisition of ATL in July 2011. Intangible assets with finite useful lives are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. We amortize the finite lived intangible assets using the straight-line method, which approximates the pattern in which we expect to derive the benefits from the use of these assets. Intangible assets related to the developed technology are being amortized over seven years and the non-active collaboration agreements are being amortized over five years. The accumulated amortization of the developed technology and non-active collaboration agreements was $4,951,000 and $10,098,000, respectively, at June 30, 2013.

        Intangible assets related to in-process research and development projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 6. GOODWILL AND INTANGIBLE ASSETS (Continued)

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

JUNE 30, 2013

(Unaudited)

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

        Due to the Company's determination that the Nipent operations sold to Mayne/Hospira did not represent a separate component of our Company and our continuing involvement with the Nipent operations, resulting from entering into related agreements and the related additional obligations, we reflected activities related to the Nipent and SurfaceSafe businesses in operating activities.

        During the six month period ended June 30, 2012, we received $700,000, representing the fifth and final installment payment from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. This amount was recorded as gain on sale of products. No further payments are expected under this transaction.

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

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 10. BASIC AND DILUTED NET INCOME PER SHARE (Continued)

        The following table is a reconciliation of the denominator used in the calculation of basic and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted-average common shares outstanding used in calculation of basic earnings per share	94,705	93,135	94,194	93,103
Dilutive stock options	—	501	—	574
Shares potentially issuable as deferred acquisition consideration	—	9,086	—	9,678

Weighted-average common shares outstanding used in calculation of diluted earnings per share	94,705	102,722	94,194	103,355

Weighted-average outstanding stock options and warrants not included in diluted net income per share calculation as they had an antidilutive effect	12,337	14,147	12,337	13,450

Shares potentially issuable as deferred acquisition consideration not included in diluted net income per share calculation as they had an antidilutive effect	3,504	—	3,344	—

        In the calculation of diluted earnings per share for the three and six month periods ended June 30, 2012, the numerator is comprised of the net income for the period adjusted by the change in value of the deferred acquisition consideration payable for the period, as the diluted calculation assumes the shares potentially issuable as deferred acquisition consideration would be outstanding from the date of the acquisition of ATL. The change in deferred acquisition consideration, recorded in general and administrative expenses, was a credit of $111,000 and a charge of $25,000, respectively, for the three and six months ended June 30, 2012. There was no comparable adjustment for the three and six months ended June 30, 2013 as the calculation of shares potentially issuable as deferred acquisition consideration had an antidilutive effect.

NOTE 11. INCOME TAXES

        We recorded a tax benefit of $6,779,000 for the six months ended June 30, 2013, compared to a benefit of $4,413,000 for the six months ended June 30, 2012. The tax benefits are related to refundable UK research and development tax credits, which are included in income taxes receivable on the accompanying balance sheet, and the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL.

ASTEX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2013

(Unaudited)

NOTE 11. INCOME TAXES (Continued)

        Utilization of our net operating loss carryforwards are subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation will result in the expiration of the net operating losses before utilization. The Company's deferred tax assets have been adjusted for the expected limitation.

        We have no unrecognized tax benefits as of June 30, 2013. Our policy is to recognize interest and penalties related to income taxes as a component of income tax expense and there have been no such interest and penalties recorded for any of the periods presented. We are subject to income tax examinations for U.S. federal and state income taxes from 1997 forward due to net operating losses in tax years 1995 through 2009. We are subject to tax examinations in the UK from 2011 forward. We do not anticipate that our total unrecognized tax benefits will significantly change prior to June 30, 2014.

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

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

        In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard shall be applied prospectively and will become effective for the Company on January 1, 2014. The Company expects that the adoption of this standard will not have a material effect on its consolidated financial statements.

        In July 2013, the FASB issued a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this report. The results discussed below are not necessarily indicative of the results to be expected in any future periods. Our disclosure and analysis in this section of the report also contain forward-looking statements. When we use the words "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely," "may," "continue," and similar expressions, we are making forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events. In particular, these statements include statements such as: our statements regarding our strategy to mitigate the increased licensure pressure; our estimates about profitability or losses and the factors affecting such; the percentage and amount of royalties we expect to earn on Dacogen sales, and the amount of any contingent payments we may receive, under our agreement with Eisai; our forecasts regarding our operating expenses; our expectations about the research and development expenses related to our Phase II clinical trial programs; our expectations about the timing of regulatory reviews; statements regarding the amortization of intangible assets and goodwill; statements regarding the effects of recent accounting pronouncements; our expectations regarding our exposure to interest rate market risk; our statements regarding the sufficiency of our cash to meet our operating needs; our expectations to pay the remaining balance on the deferred consideration to former ATL stockholders; our expectations to retain future earnings; and our need and ability to obtain future funding. Our actual results could differ materially from those predicted in the forward-looking statements as a result of risks and uncertainties including, but not limited to: the commercial success of Dacogen, particularly in the EU and in other areas outside the United States; the approval by regulatory agencies of expanded applications for Dacogen; delays and risks associated with conducting and managing our clinical trials; developing products and obtaining regulatory approval; our ability to launch and commercialize products; the stability of our stock price for purposes of measuring impairment of goodwill; our ability to establish and maintain collaborative relationships; competition; our ability to obtain funding; our ability to protect our intellectual property in the United States and abroad; the success of the Pyramid drug discovery platform; our dependence on third party suppliers and manufacturers; risks associated with the hiring and loss of key personnel; and adverse changes in the specific markets for our products. Certain unknown or immaterial risks and uncertainties can also affect our forward-looking statements. Consequently, no forward-looking statement can be guaranteed and you should not rely on these forward-looking statements. For a discussion of the known and material risks that could affect our actual results, please see the "Risk Factors" section of this report. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the Risk Factors section as well as other reports or documents we file from time to time with the Securities and Exchange Commission.

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

        We currently receive development and license revenue from partnered programs and royalty revenues relating to sales of Dacogen® (decitabine) for Injection, a product approved by the FDA for the treatment of patients with myelodysplastic syndrome ("MDS"), which is licensed to Eisai under an exclusive worldwide license. In 2006, Eisai executed an agreement to sublicense Dacogen to Cilag Gmbh International ("Cilag"), a Johnson & Johnson company, granting exclusive development and commercialization rights in all territories outside North America. Cilag is responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while Eisai retains all commercialization rights and responsibility for all activities in the United States, Canada and Mexico. We are entitled to receive a royalty on worldwide net sales of Dacogen starting at 20% and escalating to a maximum of 30%. We recognize royalty revenue when the royalty statement is received from Eisai because we do not have sufficient ability to accurately estimate Dacogen sales prior to that time. As a result of both the original agreement with Eisai and the sublicense with Cilag, we may receive up to $12.5 million in future contingent payments dependent upon achievements for Dacogen globally. In September 2012, the European Commission approved the marketing authorization for Dacogen for the treatment of adult patients (age 65 years and above) with newly diagnosed de novo or secondary acute myeloid leukemia ("AML"), according to the World Health Organization classification, who are not candidates for standard induction chemotherapy. Dacogen was also granted a 10-year Orphan Drug designation in Europe for the treatment of elderly AML. Dacogen's orphan drug status in the United States expired in early May 2013. A generic competitor entered the market in July 2013, and we expect to see a decrease in royalty revenues from North America in the second half of 2013. We expect this decrease will be only partially offset by an increase in Dacogen royalty revenues in Europe and other areas outside the United States, but we cannot predict the amount or timing of any such increase.

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

        As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $330.2 million through June 30, 2013, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the last three years, we expect to have operating losses over the next few years and we may never achieve sustained profitability.

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

        As of June 30, 2013, there was $5.4 million of total unrecognized compensation cost related to unvested stock-based awards that vest based upon service conditions or vest based upon performance conditions and are probable of vesting. This cost is expected to be recognized over a weighted average period of 2.18 years.

  Revenue Recognition

        Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. During the six month period ended June 30, 2013, we recorded royalty revenue of $38.7 million. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statement from Eisai. In accordance with our license agreement with Eisai, we are entitled to receive 50% of any payments Eisai receives as a result of any sublicenses.

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

        Equity investments in securities without readily determinable fair value for which we own less than 20% of the outstanding shares and for which we have no significant influence in the entity consist of investments in privately held companies and are carried at adjusted cost. As of June 30, 2013, we held two such non-marketable securities, which have been included in other assets in the condensed consolidated balance sheets. We periodically review these investments and evaluate whether an impairment of value has occurred. We monitor the liquidity and financing activities of the issuers of these securities and evaluate, among other factors, the financial condition and business outlook of the issuers, including key operational and cash flow metrics and current market conditions, as well as our intent and ability to retain the investments.

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

        In March 2013, the FASB issued a new accounting standard on foreign currency matters that clarifies the guidance of a parent company's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this new standard, a parent company that ceases to have a controlling financial interest in a foreign subsidiary or group of assets within a foreign entity shall release any related cumulative translation adjustment into net income only if a sale or transfer results in complete or substantially complete liquidation of the foreign entity. This standard shall be applied prospectively and will become effective for the Company on January 1, 2014. The Company expects that the adoption of this standard will not have a material effect on its consolidated financial statements.

        In July 2013, the FASB issued a new accounting standard on the financial statement presentation of unrecognized tax benefits. The new standard provides that a liability related to an unrecognized tax benefit would be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new standard becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. The Company is currently assessing the impacts of this new standard.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

	Three months ended June 30,		Change
Revenues	2013	2012	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$16,615	$14,441	$2,174	15.1%
Development and license revenue	—	5,439	(5,439)	(100.0)

        The increase in royalty revenue from 2012 to 2013 is due to higher Dacogen product sales as reported by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the second quarters of 2013 and 2012 relate to worldwide Dacogen sales for the first quarters of 2013 and 2012, respectively. Details of Dacogen sales and related royalty revenues were as follows (in thousands):

	Three months ended June 30,
	2013	2012
Net Dacogen product sales:
North America	$63,475	$57,025
Rest of the world	15,923	12,711

Total	$79,398	$69,736

Royalty revenue	$16,615	$14,441

        Dacogen's orphan drug status in the United States expired in early May 2013. A generic competitor entered the market in July 2013, and we expect to see a decrease in royalty revenues from North America in the second half of 2013. We expect this decrease will be only partially offset by an increase in Dacogen royalty revenues in Europe and other areas outside the United States, but we cannot predict the amount or timing of any such increase.

        There was no development and license revenue in the second quarter of 2013. Development and license revenue in 2012 represents recognition of $5,439,000 relating to a collaboration agreement with Janssen Pharmaceutica NV, triggered upon clearance to commence a Phase I clinical trial of an FGFR kinase inhibitor.

	Three months ended June 30,		Change
Operating expenses	2013	2012	Dollar	Percent
	(Dollars in thousands)
Research and development	$18,153	$15,394	$2,759	17.9%
General and administrative	3,691	3,650	41	1.1
Amortization of intangibles	1,883	1,941	(58)	(3.0)
Gain on sale of products	—	(700)	(700)	(100.0)

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

        The increase in general and administrative expenses from 2012 to 2013 relates primarily to higher administrative salaries and facilities costs.

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

        During the three month period ended June 30, 2012 we received $700,000, representing the fifth and final installment payment from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. No further payments are expected under this transaction.

	Three months ended June 30,		Change
Other income (expense)	2013	2012	Dollar	Percent
	(Dollars in thousands)
Interest income	$28	$45	$(17)	37.8%
Foreign currency remeasurement loss	(78)	(16)	62	387.5
Other income (expense)	47	(15)	62	413.3
Income tax benefit	2,932	1,630	1,302	79.9

        The decline in interest income was due primarily to lower interest rates for the three months ended June 30, 2013 compared to the comparable period in 2012.

        Foreign currency remeasurement loss for the three months ended June 30, 2013 related primarily to the remeasurement of foreign-denominated transactions and intercompany debt and declines in exchange rates between British Pounds Sterling and US dollars.

        Other income for the three months ended June 30, 2013 represents the change in fair value of our warrant liability. Other expense for the three months ended June 30, 2012 represents the change in value of our warrant liability and loss on disposition of property and equipment.

        The 2013 and 2012 income tax benefits relate to refundable UK research and development tax credits related to ATL and the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL.

Six months ended June 30, 2013 compared to six months ended June 30, 2012:

	Six months ended June 30,		Change
Revenues	2013	2012	Dollar	Percent
	(Dollars in thousands)
Royalty revenue	$38,704	$35,035	$3,669	10.5%
Development and license revenue	—	6,868	(6,868)	(100.0)

        The increase in royalty revenue from 2012 to 2013 is due to higher Dacogen product sales as reported by Eisai. Eisai is required to pay us royalties starting at 20% and escalating to a maximum of 30% of net worldwide Dacogen sales within 45 days after the end of each calendar quarter. Because we do not have sufficient ability to accurately estimate Dacogen sales, we recognize royalty revenue when we receive the royalty statements from Eisai. Therefore, royalty revenues recognized in the six months ended June 2013 and 2012 relate to worldwide Dacogen sales for the fourth quarter of the previous year and first quarter of the current year, respectively. Details of Dacogen sales and related royalty revenues were as follows (in thousands):

	Six months ended June 30,
	2013	2012
Net Dacogen product sales:
North America	$122,423	$113,085
Rest of the world	30,606	26,495

Total	$153,029	$139,580

Royalty revenue	$38,704	$35,035

        Dacogen's orphan drug status in the United States expired in early May 2013. A generic competitor entered the market in July 2013, and we expect to see a decrease in royalty revenues from North America in the second half of 2013. We expect this decrease will be only partially offset by an increase in Dacogen royalty revenues in Europe and other areas outside the United States, but we cannot predict the amount or timing of any such increase.

        There was no development and license revenue in the first half of 2013. Development and license revenue in 2012 primarily relates recognition of $5,439,000 relating to a collaboration agreement with Janssen Pharmaceutica NV, triggered upon clearance to commence a Phase I clinical trial of an FGFR kinase inhibitor. The remaining development and license revenue in 2012 related to the recognition of upfront payments received in connection with collaboration agreements with GSK. The upfront payment received was being recognized ratably over five years. In January 2012, we terminated our license agreement and transferred certain existing research work and assets generated under the epigenetic collaboration and grant licensing rights to GSK. We recognized the remaining balance of deferred revenue of $1,429,000 related to this agreement as development and license revenue in the six months ended June 30, 2012.

	Six months ended June 30,		Change
Operating expenses	2013	2012	Dollar	Percent
	(Dollars in thousands)
Research and development	$36,019	$29,458	$6,561	22.3%
General and administrative	7,825	7,992	(167)	(2.1)
Amortization of intangibles	3,788	4,098	(310)	(7.6)
Gain on sale of products	—	(700)	(700)	(100.0)

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

        The decrease in general and administrative expenses from 2012 to 2013 relates primarily to lower legal and corporate facilities costs.

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

        During the six month period ended June 30, 2012, we received $700,000, representing the fifth and final installment payment from Mayne/Hospira related to the sale of the remaining worldwide Nipent rights. No further payments are expected under this transaction.

	Six months ended June 30,		Change
Other income (expense)	2013	2012	Dollar	Percent
	(Dollars in thousands)
Interest income	$69	$87	$(18)	(20.7)%
Foreign currency remeasurement loss	(1,404)	(20)	1,384	6,920
Other income (expense)	(211)	(55)	156	283.6
Income tax benefit	6,779	4,413	2,366	53.6

        The decline in interest income was due primarily to lower interest rates for the six months ended June 30, 2013 compared to the comparable period in 2012.

        Foreign currency remeasurement loss for the six months ended June 30, 2013 related primarily to the remeasurement of foreign-denominated transactions and intercompany debt and declines in exchange rates between British Pounds Sterling and US dollars.

        Other income for the six months ended June 30, 2013 represents the change in fair value of our warrant liability. Other expense for the six months ended June 30, 2012 represents losses on disposition of property and equipment and change in valuation of the warrant liability.

        The 2013 and 2012 income tax benefits relate to refundable UK research and development tax credits related to ATL and the recognition of tax benefits associated with the amortization of deferred tax liabilities resulting from the acquisition of ATL.

Liquidity and Capital Resources

        Our cash, cash equivalents, and current and non-current marketable securities totaled $134.0 million at June 30, 2013 compared to $138.3 million at December 31, 2012.

        Net cash used in operating activities was $4,049,000 for the six months ended June 30, 2013, and consisted primarily of the net loss of $3,695,000, non-cash increases in income tax receivable of $2,784,000, accounts payable of $1,359,000, and deferred tax liability of $3,883,000, offset by amortization of intangibles of $3,788,000, depreciation of $603,000, stock based compensation expense of $1,885,000, and foreign currency remeasurement loss of $895,000. Net cash provided by operating activities was $2,646,000 for the six months ended June 30, 2012, and consisted primarily of net income of $5,480,000 plus amortization of intangibles of $4,098,000, stock-based compensation expense of $1,575,000, and depreciation of $874,000, partially offset by an increase in accounts receivable of $800,000, an increase in income tax receivable of $1,419,000, decreases in accounts payable and other accrued liabilities of $2,166,000, deferred tax liability of $2,765,000, and deferred revenue of $1,430,000, and the deduction of a $700,000 gain on sale of products that represents an investing activity.

        Net cash provided by investing activities was $20,582,000 for the six months ended June 30, 2013, and consisted of $94,687,000 from proceeds from sales and maturities of marketable securities, offset by $70,258,000 for purchases of marketable securities, $2,924,000 for the deferred consideration payment relating to the acquisition of ATL, and $923,000 for the purchases of property and equipment. Net cash used in investing activities was $16,449,000 for the six months ended June 30, 2012 and consisted primarily of $107,362,000 for purchases of marketable securities and $10,012,000 for the deferred consideration payment relating to the acquisition of ATL, offset by $100,929,000 in proceeds from sales and maturities of marketable securities.

        Net cash provided by financing activities was $3,756,000 and $221,000 in the six months ended June 30, 2013 and June 30, 2012, respectively, and consisted in both periods of proceeds from the exercise of stock options.

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

        In addition to the contractual obligations disclosed in Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012, we have a potential $6.8 million future contingent payment due to the former Montigen stockholders, which we would be contractually obligated to pay in shares of our common stock, but may pay partially in cash. Related to our acquisition of ATL in July 2011, we agreed to pay total deferred consideration of $30 million, payable in semi-annual installments whose amounts will be determined based on the amounts of the contingent milestone payments ATL has received and will receive under its collaboration arrangements during the period from January 2011 through January 2014. While the timing of the deferred consideration payments can vary, the aggregate amount of deferred consideration is fixed and will be paid no later than 30 months after the closing of the acquisition (January 2014), with a minimum of $15 million payable no later than the 18 month anniversary of the closing of the acquisition (January 2013). We made the first payment of $10.0 million in early February 2012, paid the second installment of $2.3 million in cash in August 2012, and paid the third installment of $2.9 million in cash in February 2013.

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

        As of June 30, 2013, our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

        Dacogen is approved in the United States and was granted Orphan Drug exclusivity by the FDA through May 2, 2013. One generic competitor entered the market in July 2013, and Dacogen may be susceptible to generic competition by other pharmaceutical companies. Generic market entry typically causes sales of the trade name drug to decline rapidly. If Eisai's sales of Dacogen decrease, our royalty revenue will decrease commensurately, and we cannot be assured that Eisai will commit the resources to expand sales of Dacogen. Currently, the royalty revenue we receive from Eisai is our primary source of revenue, and we are dependent on Dacogen royalty revenue to fund our operations. With a meaningful generic market entry or a reduction of resources for sales of Dacogen, our revenues could decrease significantly and rapidly, which would have a debilitating impact on our ability to operate our business on an ongoing basis.

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

        Since inception, we have funded our research and development activities primarily from private placements and public offerings of our securities, milestone and other payments from collaborators, sales of our products, and royalty revenue on sales of Dacogen. As a result of our substantial research and development expenditures and minimal product revenues, we have incurred cumulative losses of $330.2 million through June 30, 2013, and have not consistently generated enough funds through our operations to support our business. Although we were profitable in the last three years, we expect to have operating losses over the next few years and we may never achieve sustained profitability.

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

        Clinical trials must be conducted in accordance with strictly enforced laws and regulations of the FDA and other regulatory authorities, and are subject to continuous oversight by these authorities, and institutional review boards and ethical committees. We outsource certain aspects of our research and development activities to contract research organizations ("CROs"). We have agreements with these CROs for certain of our clinical programs. We and our CROs are required to comply with GCP regulations and guidelines for all of our products in clinical development. GCPs are enforced by regulatory authorities through periodic, unannounced inspections of study sponsors, principal investigators, and study sites. If our CROs or we fail to comply with applicable GCPs, the clinical data generated in our studies may be deemed unreliable and regulatory authorities may require us to perform additional studies before approving our applications. Our non-clinical safety studies must be conducted according to good laboratory practice regulations. In addition, our clinical trials must be conducted with product candidates produced under current good manufacturing practice ("GMP") regulations, and may require a large number of test subjects. Failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process and add significant costs to our operations.

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

        Further, governmental approval may subject us to ongoing requirements for post-marketing studies. For example, despite receipt of governmental approval, the facilities of our third-party manufacturers are still subject to unannounced inspections by the FDA and must continue to comply with GMP and other regulations. These regulations govern all areas of production, record keeping, personnel and quality control. If we or our third-party manufacturers fail to comply with any of the manufacturing regulations, we may be subject to, among other things, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecution.

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

Changes in U.S. and foreign laws and regulations may delay product development and adversely affect our revenues and our operations.

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

ASTEX PHARMACEUTICALS, INC.
Date:	August 9, 2013	By:	/s/ JAMES S.J. MANUSO James S.J. Manuso, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)
		By:	/s/ MICHAEL MOLKENTIN Michael Molkentin Chief Financial Officer (Principal Financial and Accounting Officer)